Form 10-Q
period 1996-03-31
GENESIS HEALTH VENTURES INC /PA
filed 1996-05-15
CIK 874265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                                      or


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For the transition period from ___________________ to ___________________


                        Commission File Number: 1-11666


                         GENESIS HEALTH VENTURES, INC.
            (Exact name of registrant as specified in its charter)


           Pennsylvania                              06-1132947
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                             148 West State Street
                      Kennett Square, Pennsylvania 19348
         (Address, including zip code, of principal executive offices)
                                (610) 444-6350
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

             YES       [x]                    NO       [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 8, 1996: 24,509,545

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION........................................        1

     Item 1.  Financial Statements....................................        1

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................        6

PART II.  OTHER INFORMATION...........................................       11

     Item 1.  Legal Proceedings.......................................       11

     Item 2.  Changes in Securities...................................       11

     Item 3.  Defaults Upon Senior Securities.........................       11

     Item 4.  Submission of Matters to a Vote of Security Holders.....       11

     Item 5.  Other Information.......................................       11

     Item 6.  Exhibits and Reports on Form 8-K........................       11

SIGNATURES............................................................       12

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements
                GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                        March 31, September 30,
                                                                                      1996                   1995
                                                                                      ----                   ----
                                                                                              (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                     $   7,798               $  10,387
     Accounts receivable, net of allowance for
       doubtful accounts of $7,557 at March 31,
       1996 and $6,179 at September 30, 1995                                         120,874                 101,124
     Cost report receivables                                                          31,936                  26,271
     Inventory                                                                        11,828                   9,601
     Other current assets                                                             33,856                  43,674
                                                                                   ---------               ---------
     Total current assets                                                            206,292                 191,057
                                                                                   ---------               ---------
Property, plant and equipment                                                        360,604                 294,769
Accumulated depreciation                                                             (56,594)                (51,108)
                                                                                   ---------               ---------
                                                                                     304,010                 243,661
Goodwill and other intangibles, net                                                  154,998                 114,947
Other assets                                                                          68,776                  50,724
                                                                                   ---------               ---------
     TOTAL ASSETS                                                                  $ 734,076               $ 600,389
                                                                                   =========               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                                         $  58,958               $  52,522
     Current installments of long-term debt                                            2,438                   2,539
     Income taxes payable                                                                411                   1,882
                                                                                   ---------               ---------
         Total current liabilities                                                    61,807                  56,943
                                                                                   ---------               ---------
Long-term debt                                                                       392,210                 308,052
Deferred income taxes                                                                  5,783                   8,698
Deferred gain and other liabilities                                                    4,671                   5,149
Shareholders' Equity:
     Common stock, par value $.02, authorized
          60,000,000 shares, issued and outstanding,
          24,494,572 and 24,448,971 at March 31, 1996;
          22,081,267 and 22,035,666 at
          September 30, 1995                                                             331                     294
     Additional paid-in capital                                                      190,280                 155,927
     Retained earnings                                                                79,237                  65,569
                                                                                    --------                --------
                                                                                     269,848                 221,790
Less treasury stock, at cost                                                           ( 243)                   (243)
                                                                                    --------                --------
          Total shareholders' equity                                                 269,605                 221,547
                                                                                    --------                --------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $734,076                $600,389
                                                                                    ========                ========

    See accompanying notes to condensed consolidated financial statements.

                GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                              (Unaudited)
                                                              -----------
                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----
Net revenues:
      Basic healthcare services                        $  83,066     $    69,058
      Specialty medical services                          61,811          41,469
      Management services and other                        9,862           6,426
                                                     -----------     -----------
              Total net revenues                         154,739         116,953
Operating expenses:
      Salaries, wages and benefits                        77,283          57,546
      Other operating expenses                            41,798          33,201
      General corporate expense                            6,262           4,142
Depreciation and amortization                              6,087           4,652
Lease expense                                              4,068           3,408
Interest expense, net                                      6,939           4,816
                                                     -----------     -----------
      Earnings before income taxes                        12,302           9,188
Income taxes                                               4,492           3,375
                                                     -----------     -----------
       Net income                                    $     7,810     $     5,813
                                                     ===========     ===========
Per common share data:
Primary
       Net income                                    $      0.31     $      0.26
           Weighted average shares of
            Common Stock and equivalents              25,306,685      22,674,336
Fully diluted
       Net income                                    $      0.30     $      0.24
           Weighted average shares of
            Common Stock and equivalents              28,797,732      28,411,333

    See accompanying notes to condensed consolidated financial statements.

                GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                           (Unaudited)
                                                           -----------
                                                         Six Months Ended
                                                            March 31,
                                                     ----------------------
                                                     1996              1995
                                                     ----              ----
Net revenues:
      Basic healthcare services                  $   155,260       $   136,372
      Specialty medical services                     115,001            80,145
      Management services and other                   17,256            11,989
                                                 -----------       -----------
             Total net revenues                      287,517           228,506
Operating expenses:
      Salaries, wages and benefits                   142,325           113,603
      Other operating expenses                        79,394            64,800
      General corporate expense                       11,101             8,281
      Debenture conversion expense                     1,090              ---
Depreciation and amortization                         11,235             8,984
Lease expense                                          7,861             6,730
Interest expense, net                                 12,979             9,393
                                                 -----------       -----------
      Earnings before income taxes                    21,532            16,715
Income taxes                                           7,864             6,092
                                                 -----------       -----------
       Net income                                $    13,668       $    10,623
                                                 ===========       ===========
Per common share data:
Primary
       Earnings excluding debenture
          conversion expense                     $      0.58       $      0.47
       Debenture conversion expense                    (0.03)
       Net income                                       0.55              0.47
       Weighted average shares of Common
          Stock and equivalents                   24,730,819        22,618,641

Fully diluted

       Earnings excluding debenture
          conversion expense                     $      0.55       $      0.44
       Debenture conversion expense                    (0.02)
       Net income                                       0.53              0.44
       Weighted average shares of Common
          Stock and equivalents                   28,816,719        28,369,497

    See accompanying notes to condensed consolidated financial statements.

                GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                              (Unaudited)
                                                              -----------
                                                            Six Months Ended
                                                                March 31,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----
  Cash flows from operating activities:
  Net income                                         $  13,668         $ 10,623
  Adjustments to reconcile net income to net cash
      provided by operating activities:
  Charges (credits) included in operations not
      requiring funds:
      Provision for deferred taxes                       1,966            1,523
      Depreciation and amortization                     11,235            8,984
      Amortization of deferred gain                       (230)            (230)
      Debenture conversion expense                       1,090              ---
  Changes in assets and liabilities excluding
      effects of acquisitions:
Increase in accounts receivable                         (7,519)          (8,843)
Increase in cost report receivables                     (6,941)          (4,992)
Increase in inventory                                   (1,548)            (753)
(Increase) decrease in other current assets            (10,932)          (5,734)
Increase (decrease) in accounts payable and
        accrued expenses                                 5,355            4,784
      Increase in income taxes payable                   1,508              636
                                                     ---------         --------
      Total adjustments                                 (6,016)          (4,625)
                                                     ---------         --------
      Net cash provided by operating activities          7,652            5,998
  Cash flows from investing activities:
     Capital expenditures                              (12,776)          (9,723)
     Cash paid net--acquisitions                       (93,316)            (934)
     Deferred and other long-term asset
        additions, net                                 (11,593)          (5,225)
     Increase in trustee-held funds                        (60)            (168)
                                                     ---------         --------
     Net cash used in investing activities            (117,745)         (16,050)
                                                     ---------         --------
  Cash flows from financing activities:
     Net borrowings (repayments) under bank
        credit facility                                107,200            9,800
     Repayment of long-term debt                          (322)            (382)
     Debenture conversion expense                       (1,090)             ---
     Proceeds from exercise of common stock
        options                                          1,716              681
                                                     ---------         --------
  Net cash provided by financing activities            107,504           10,099
                                                     ---------         --------
  Net increase (decrease) in cash and cash
        equivalents                                     (2,589)              47
                                                     ---------         --------
  Cash and cash equivalents:
      Beginning of the period                           10,387            3,817
                                                     ---------         --------
      End of the period                              $   7,798  $         3,864
                                                     =========         ========
  Supplemental disclosure of cash flow information:
      Interest paid                                  $  11,876         $  9,177
                                                     ---------         --------
       Income taxes paid                             $  12,005         $  5,072
                                                     =========         ========

    See accompanying notes to condensed consolidated financial statements.

                GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1995. The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results expected for the full year.

2. Earnings Per Share

   Primary and fully-diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of stock options, convertible debentures and other common stock equivalents.

3. McKerley Acquisition Pro Forma Financial Information

   On November 30, 1995, the Company acquired all of the issued and outstanding stock and partnership interests of McKerley Health Care Centers, Inc., McKerley Health Care Center - Concord, Inc., McKerley Health Facilities and McKerley Health Care Center - Concord, L.P. (collectively, the "McKerley Entities"). The Company acquired the outstanding stock and partnership interests of the McKerley Entities for approximately $68.7 million, including assumed debt and after giving effect to the funds placed in escrow by the principals as described below. An additional $6.0 million of purchase price is payable if certain financial objectives are achieved through October 1997. The transaction was financed with borrowings under the Company's bank credit facility.

   Pursuant to certain agreements executed on November 30, 1995, the Company directly or through one or more subsidiaries, agreed to provide certain services to the principals during the period ending November 30, 1998, and the principals agreed to make certain lease payments on behalf of the Company with respect to certain lease obligations of the McKerley Entities. As security for the principals' or their affiliates' obligation to make the required payments as they become due, the principals placed approximately $6.5 million in an account with a third party escrow agent.

   The following unaudited pro forma statement of operations information gives effect to the McKerley acquisition described above as though it had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition occurred at the beginning of the periods presented.

                                           (In thousands, except per share data)
                                                     Six Months Ended
                                                 March 31,           March 31,
                                                   1996                1995
                                                 ---------           ---------
Pro Forma Statement of Operations Information:

    Total net revenues                           $ 297,393           $ 256,576
    Net income                                      13,950              10,918
    Primary earnings per share                        0.56                0.48
    Fully diluted earnings per share                $ 0.54              $ 0.45


    See accompanying notes to condensed consolidated financial statements.

           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

   Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical services to elderly customers. The delivery of these services was originally concentrated in the eldercare centers owned and leased by the Company, but now also includes managed eldercare centers, independent healthcare facilities, outpatient clinics and home health care.

   The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services. The Company includes in basic healthcare services revenues all room and board charges from its elderly customers at its owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, subacute care programs, home health care, physician services, and other specialized services. Management services include fees earned for management of eldercare centers and development of life care communities.

   Genesis delivers its services through three divisions. The largest, in terms of revenues, is Genesis Health Centers, which at March 31, 1996 included 68 owned and leased eldercare centers. The second, Genesis Health Services, provides specialty medical services to all centers owned, leased or managed by Genesis as well as to over 500 independent healthcare providers. The third, Genesis Management Resources, Inc., manages 39 eldercare centers.

Certain Transactions

   In May 1996, the Company agreed to acquire the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, EIDOS, Inc. and Versalink, Inc., and all of the outstanding partnership interests of Delaware Avenue Partnership
(collectively, "National Health") for total consideration of approximately $133,600,000, including assumed debt, subject to adjustment. The transaction is expected to close in the second calendar quarter of 1996 and is subject to normal regulatory approvals and certain third party consents. The consideration will be comprised of approximately $79,400,000 in cash and the assumption of approximately $54,200,000 of indebtedness. Genesis intends to repay all but approximately $18,000,000 of the assumed indebtedness concurrently with the closing of the transaction. The cash portion of the purchase price and repayment of indebtedness will be financed by borrowings under the Company's bank credit facilities. National Health owns six eldercare centers in Florida with 863 beds, leases four eldercare centers in Florida with 368 beds, owns six eldercare centers in Virginia with 1,168 beds, and leases one eldercare center in Connecticut with 120 beds. National Health also provides enteral nutrition and rehabilitation therapy services to the eldercare centers which it owns and leases. In addition, National Health manages four eldercare centers in Colorado with 283 beds pursuant to an agreement which expires in October 1997. Certain businesses, including home health care, infusion therapy and assisted living facilities in New York State, which are currently owned by National Health, will not be acquired by Genesis as part of the transaction.

   In April 1996, the Company agreed to acquire the outstanding stock of NeighborCare Pharmacies, Inc. and certain related entities (collectively, "NeighborCare"), a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland for approximately $57,250,000, including assumed debt. The transaction is expected to close in the second calendar quarter of 1996 and is subject to normal regulatory approvals. The consideration will be comprised of $29,250,000 in cash, the issuance of $10,000,000 in Common Stock and the assumption of NeighborCare debt of approximately $18,000,000. Genesis intends to repay substantially all of the assumed bank indebtedness concurrently with the closing of the transaction. The cash portion of the purchase price and repayment of debt will be financed by borrowings under the Company's bank credit facilities. The number of shares issued will be based on the average closing price of the Common Stock for a period prior to the closing of the transaction.

   In March 1996, the Company acquired for total consideration of approximately $31,900,000, including assumed debt, the remaining approximately 71% joint venture interests of four eldercare centers in Maryland and the remaining 50% joint venture interest of an eldercare center in Florida (the "Partnership Interest Purchase") which had been acquired as part of the acquisition of substantially all of the assets of Meridian, Inc., Meridian HealthCare, Inc. and their affiliated entities (the "Meridian Transaction").

   In March 1996, the Company entered into a strategic alliance with Doctors Community Hospital, a 250-bed acute care hospital in Maryland, pursuant to which the Company sold to an affiliate of the hospital a 51% interest in Magnolia Gardens Center, a 104-bed eldercare center for approximately $2,900,000 (the "Magnolia Gardens Transaction"). As part of this transaction, the Company entered into a long-term agreement to manage the center.

   In March 1996, the Company sold four eldercare centers and a pharmacy in Indiana for approximately $22,250,000 (the "Indiana Transaction"). The properties were acquired as part of the Meridian Transaction.

   In January 1996, the Company acquired the speech therapy, occupational therapy and physical therapy services businesses of Medical and Rehab Support Services, Inc., Professional Rehabilitation Network, Inc. and Healthcare Rehab Services, Inc. (collectively, "Therapy Companies") for approximately $9,300,000. The Therapy Companies provide these services in the Company's Baltimore, Maryland/ Washington, D.C. market. The acquisition was financed with borrowings under the Company's bank credit facilities.

   Prior to January 1, 1996, the Company provided management, development and marketing services to life care communities operated by Adult Community Total Services, Inc. ("ACTS"), a Pennsylvania non-profit corporation, pursuant to a management agreement which was to expire in April 1998. Effective January 1, 1996, Genesis restructured its relationship with ACTS. Under the revised arrangement, Genesis was paid a $2,000,000 restructuring fee and will no longer manage the ACTS life care communities. Genesis will continue to provide development services for a fee in an amount equal to five percent of the total cost of developing and completing facilities developed by ACTS. The development portion of the contract has been extended to December 2002 and Genesis is guaranteed a minimum annual development fee of approximately $1,500,000 per year. Genesis also continues to provide certain ancillary services to the ACTS communities.

   In November 1995, the Company acquired McKerley Health Care Centers, Inc. and certain related entities (collectively, "McKerley") for total consideration of approximately $68,700,000. The transaction also provides for up to an additional $6,000,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997. McKerley owns or leases 15 eldercare centers in New Hampshire and Vermont with a total of 1,535 beds and operates a home healthcare company. The acquisition was financed with borrowings under the Company's bank credit facilities.

   In September 1995, the Company sold, and simultaneously entered into a three-year contract to manage, five eldercare centers totaling 606 beds to the Age Institute of Massachusetts for $19,570,000 (the "AIMASS Transaction").

Results of Operations

   Three months ended March 31, 1996 compared to three months ended March 31, 1995.

   The Company's total net revenues for the quarter ended March 31, 1996 were $154,739,000 compared to $116,953,000 for the quarter ended March 31, 1995, an increase of $37,786,000, or 32%. Basic healthcare services increased $14,008,000, or 20% due principally to the acquisition of the McKerley Entities, the Partnership Interest Purchase, a shift in payor mix from Medicaid to Medicare and rate increases; the increase was partially offset by the Indiana Transaction. Specialty medical services increased $20,342,000, or 49%, of which approximately $10,728,000 is due to the acquisitions of specialty medical business including the Therapy Companies, and approximately $1,096,000 is due to the commencement of pharmacy, medical supply and rehabilitation therapy business in the Florida market with the remainder due to volume growth in the institutional pharmacy, medical supply and contract therapy divisions. Specialty medical service revenue per patient day in the health centers division increased 15% to $29.04 in the quarter ended March 31, 1996 as compared to $25.23 for the same quarter in the prior year due primarily to treatment of higher acuity patients. Management services and other income increased $3,436,000, or 53%, including a net gain of approximately $2,700,000 recognized in connection with the sale of four eldercare centers and a pharmacy in Indiana, with the remainder primarily due to the sale of a majority interest in one eldercare center in Maryland and new management contracts with six eldercare centers (primarily as a result of the AIMASS Transaction) and an eldercare center and hospital-based subacute unit in Maryland (as a result of the Magnolia Gardens Transaction).

   The Company's operating expenses before depreciation, amortization and lease expense were $125,343,000 in the quarter ended March 31, 1996 compared to $94,889,000 in the comparable prior period, an increase of $30,454,000, or 32%, which was primarily due to the acquisition of the McKerley Entities, an increase in cost of goods sold related to increased sales of specialty medical services and inflationary wage and benefit increases.

   Interest expense increased $2,123,000 or 44%. This increase reflects increased debt levels used to fund acquisitions and operations and a higher average prevailing interest rate due to the issuance of $120,000,000 of 9.75% Senior Subordinated Debentures due 2005.

   Six months ended March 31, 1996 compared to six months ended March 31, 1995.

   The Company's total net revenues for the six months ended March 31, 1996 were $287,517,000 compared to $228,506,000 for the six months ended March 31, 1995, an increase of $59,011,000 or 26%. Basic healthcare services increased $18,888,000 or 14%, which is primarily due to the acquisition of the McKerley Entities, the Partnership Interest Purchase, a shift in payor mix from Medicaid to Medicare and rate increases; the increase was partially offset by the AIMASS Transaction and the Indiana Transaction. Specialty medical service revenue increased $34,856,000 or 43%, of which approximately $14,520,000 is due to acquisitions of special medical businesses, including the Therapy Companies, approximately $2,199,000 is due to the commencement of pharmacy, medical supply and rehabilitation therapy business in Florida, with the remainder due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions. Specialty medical service revenue per patient day in the health centers division increased 23% to $28.51 in the six months ended March 31, 1996 as compared to $23.18 for the same period in the prior year due primarily to treatment of higher acuity patients. Management services and other income increased $5,267,000 or 44% including a net gain of approximately $2,700,000 recognized in connection with the sale of four eldercare centers and a pharmacy in Indiana, the sale of a majority interest in one eldercare center in Maryland, and new management contracts with six eldercare centers in Massachusetts (primarily as a result of the AIMASS Transaction) and an eldercare center and hospital-based subacute unit in Maryland (as a result of the Magnolia Gardens Transactions).

   The Company's operating expenses before debenture conversion expense, depreciation, amortization and lease expense were $232,820,000 compared to $186,684,000 in the comparable prior period, an increase of $46,136,000 or 25%, which was primarily due to the acquisition of the McKerley Entities, an increase in cost of goods sold related to increased specialty medical service revenues, and inflationary wage and benefit increases.

   In the quarter ended December 31, 1995 the Company converted approximately $33,500,000 of its 6% Convertible Senior Subordinated Debentures (the "Debentures") due 2003. In connection with the early conversion of the Debentures, the Company paid approximately $1,100,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the results of operations for the six months ended March 31, 1996.

   Interest expense increased $3,586,000 or 38%. This increase reflects increased debt levels used to fund acquisitions and operations and a higher average prevailing interest rate due to the issuance of $120,000,000 of 9.75% Senior Subordinated Debentures due 2005.

Liquidity and Capital Resources

   Working capital increased to $144, 485 ,000 at March 31, 1996 from $134,114,000 at September 30, 1995. Accounts receivable increased to $120,874,000 at March 31, 1996 from $101,124,000 at September 30, 1995.
Approximately $4,800,000 of this increase relates to accounts receivables purchased as part of the acquisition of the McKerley Entities, approximately $3,000,000 relates to accounts receivables purchased as part of the acquisition of three rehabilitation therapy companies in January 1996, approximately $3,800,000 relates to the acquisition of the remaining interest of four eldercare centers in Maryland and one eldercare center in Florida, and the remaining $8,150,000 relates primarily to the continuing shift in business mix to specialty medical services including the specialty medical businesses acquired during fiscal 1995. Days of revenue in accounts receivable decreased from 72 to 71 during this period.

   In May 1996, the Company filed a registration statement with the Securities and Exhange Commission to sell 6,000,000 shares of Common Stock. The Company intends to use the net proceeds from the offering to repay amounts outstanding under its bank credit facilities.

   In March 1996, the Company sold four eldercare centers and a pharmacy in Indiana for approximately $22,250,000. The Company used the net proceeds from the sale to repay a portion of its revolving credit facility.

   In November 1995, the Company received in cash approximately $18,000,000 in connection with the September 1995 sale of five facilities in Massachusetts. The Company used the proceeds from the sale to repay a portion of the revolving credit facility.

   The Company's cash flow from operations for the six months ended March 31, 1996 was $7,652,000 compared to $5,998,000 for the six months ended March 31, 1996.

   In the quarter ended December 31, 1995, the Company converted approximately $33,500,000 of Debentures. In connection with the early conversion of the Debentures, the Company paid approximately $1,100,000 representing the prepayment of interest to converting debenture holders. The conversion of a portion of the outstanding Debentures improves the Company's leverage and provides the Company with the ability to borrow under its revolving credit facilities at lower rates.

   In September 1995, the Company amended and restructured its credit facility to provide for a $200,000,000 revolving credit facility and a $100,000,000 acquisition credit facility. Both credit facilities bear interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus 1.25%. Amounts outstanding under the credit facilities in September 1998 convert to a term loan that provides for equal annual amortization payable quarterly. At March 31, 1996, $73,700,000 was outstanding under the revolving credit facility and $100,000,000 was outstanding under the acquisition credit facility. The Company used the borrowings under the acquisition credit facility to fund the acquisitions of the McKerley Entities, the Partnership Interest Purchase, and the Therapy Companies. The credit facilities are secured by the stock of the Company's subsidiaries and first priority liens on the Company's accounts receivable, inventory and all other personal property.

   In June 1995, the Company completed an offering of $120,000,000 of 9 3/4% Senior Subordinated Notes due 2005 resulting in net proceeds of approximately $115,800,000. The Company used $100,000,000 of the net proceeds from the offering to repay in full the term loan component of the credit facility and the remaining net proceeds to repay a part of the revolving portion of the credit facility.

   The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its bank credit facilities. At May 10, 1996, $169,900,000 was outstanding under the credit facility, and $13,200,000 was outstanding under letters of credit issued under the credit facilities.

Seasonality

   The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

   The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and resulting marketplace labor shortages. To date, the Company has offset its increased operating costs by increasing charges for its services and expanding its services. Genesis has also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future.

                          PART II: OTHER INFORMATION


Item 1.                Legal Proceedings.

                       None

Item 2.                Changes in Securities.

                       Effective March 29, 1996, the Company declared a partial stock split of its Common Stock in the form of a three-for-two stock dividend.

Item 3.                Defaults Upon Senior Securities.

                       None

Item 4.                Submission of Matters to a Vote of Security Holders.

                       On February 28, 1996, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934.

                       At the Annual Meeting the following matters were voted on: (i) Allen R. Freedman, Richard R. Howard and Samuel
                       H. Howard were all elected to serve on the Board of Directors of the Company for three-year terms and until their respective successors are duly elected and qualified, each receiving 11,993,370 votes for their election and 236,400 votes against their election (with 103,400 broker non-votes and abstentions); and (ii) an amendment to the Company's 1985 Amended and Restated Employee Stock Option Plan increasing the number of shares which may be issued under the plan to 2,500,000 shares was approved by a vote of 7,605,568 votes for the amendment and 4,540,442 votes against the amendment (with 187,247 broker non-votes and abstentions).

Item 5.                Other Information.

                       None

Item 6.                Exhibits and Reports on Form 8-K

                (a)    Exhibits

                       Number   Description

                        2.1 Agreement to Purchase Partnership Interests, made as of March 1, 1996, by and among Meridian Health, Inc., Fairmont Associates, Inc. and MHC Holding Company.

                       2.2 Purchase and Sale Agreement, dated January 16, 1996, by and among Genesis Health Ventures of Indiana, Inc. and Hallmark Healthcare Limited Partnership, as seller, and Hunter Acquisitions, L.L.C., as purchaser.

                       3.1      Articles of Incorporation.

                      11        Earnings Per Share Calculation.

                      27        Financial Data Schedule.


                (b)    Reports on Form 8-K

                       The Company filed a Current Report on Form 8-K, dated April 21, 1996, reporting an agreement by the Company to acquire the outstanding stock of NeighborCare for consideration of approximately $57,250,000, including assumed debt.

                       The Company filed a Current Report on Form 8-K dated May 3, 1996 reporting the agreement by the company to acquire National Health Care Affiliates, Inc. and related entities which included the following financial statements:

                               Audited Combined Financial Statements as of and for the year ended December 31, 1995.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

                           GENESIS HEALTH VENTURES, INC.


Date: May 15, 1996             /s/ George V. Hager, Jr.
                               -------------------------------------------------
                               George V. Hager, Jr.
                               Senior Vice President and Chief Financial Officer