Form 10-Q/A
period 1996-03-31
GENESIS HEALTH VENTURES INC /PA
filed 1996-05-21
CIK 874265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q/A


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

Item 1 is herby amended as follows:

Item 1 . Legal Proceedings. On May 10, 1996, the Company's agent for service of process in Maryland received notice that Orem Medical Home Health Care, Inc. and Orem Medical Corporation (collectively, "Orem") which are engaged in the business of selling, renting and servicing durable medical equipment and supplies filed suit in the Circuit Court for Baltimore City on May 2, 1996 against Genesis and its subsidiary Eastern Medical Supplies, Inc. ("Eastern"). The suit alleges that Genesis and/or Eastern have interfered with certain contractual obligations and business relations between Orem and third parties and that Genesis and/or Eastern have induced such third parties to breach certain contractual obligations to Orem. The allegations relate to terminated discussions of a possible acquisition by Genesis of assets of Orem. Orem seeks compensatory and punitive damages and injunctive relief for such alleged actions. While the Company has only recently commenced its investigation of the matter and has not yet responded to the complaint, it believes it has defenses to the claims, intends to vigorously defend such claims and believes that any amount paid or accrued with respect to this matter will not have a material adverse effect on the financial position or results of operations of the Company. However, there can be no assurance as to the outcome of the suit and that it will not have a material adverse effect on the financial position or results of operations of the Company.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

                           GENESIS HEALTH VENTURES, INC.


Date: May 20, 1996             /s/ George V. Hager, Jr.
                               -------------------------------------------------
                               George V. Hager, Jr.
                               Senior Vice President and Chief Financial Officer