Form 10-Q
period 1996-06-30
GENESIS HEALTH VENTURES INC /PA
filed 1996-08-14
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

                YES       [ x ]            NO       [    ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 12, 1996: 31,939,939

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION.......................................          1

     Item 1.  Financial Statements...................................          1

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................          7

PART II.  OTHER INFORMATION..........................................         12

     Item 1.  Legal Proceedings......................................         12

     Item 2.  Changes in Securities..................................         12

     Item 3.  Defaults Upon Senior Securities........................         12

     Item 4.  Submission of Matters to a Vote of Security Holders....         12

     Item 5.  Other Information......................................         12

     Item 6.  Exhibits and Reports on Form 8-K.......................      12-15

SIGNATURES...........................................................         16

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements
                 GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               June 30,      September 30,
                                                                1996             1995
                                                                ----             ----
                                                             (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                $  70,626        $  10,387
     Accounts receivable, net of allowance for
       doubtful accounts of $9,674 at June 30,
       1996 and $6,179 at September 30, 1995                    144,036          101,124
     Cost report receivables                                     31,413           26,271
     Inventory                                                   16,872            9,601
     Other current assets                                        34,062           43,674
                                                              ---------        ---------
         Total current assets                                   297,009          191,057
                                                              ---------        ---------
Property, plant and equipment                                   375,628          294,769
Accumulated depreciation                                        (62,240)         (51,108)
                                                              ---------        ---------
                                                                313,388          243,661
Goodwill and other intangibles, net                             196,119          114,947
Other assets                                                     71,832           50,724
                                                              ---------        ---------
         TOTAL ASSETS                                         $ 878,348        $ 600,389
                                                              =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued expenses                   $  64,163        $  52,522
      Current installments of long-term debt                      2,512            2,539
      Income taxes payable                                        2,735            1,882
                                                              ---------        ---------
          Total current liabilities                              69,410           56,943
                                                              ---------        ---------
Long-term debt                                                  295,897          308,052
Deferred income taxes                                             6,586            8,698
Deferred gain and other liabilities                               6,217            5,149
Shareholders' Equity:
     Common stock, par value $.02, authorized
            60,000,000 shares, issued and outstanding,
            31,981,680 and 31,936,079 at June 30, 1996;
            22,081,267 and 22,035,666 at
            September 30, 1995                                      476              294
     Additional paid-in capital                                 411,677          155,927
     Retained earnings                                           88,328           65,569
                                                              ---------        ---------
                                                                500,481          221,790
Less treasury stock, at cost                                       (243)            (243)
                                                              ---------        ---------
          Total shareholders' equity                            500,238          221,547
                                                              ---------        ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 878,348        $ 600,389
                                                              =========        =========



     See accompanying notes to condensed consolidated financial statements.

                 GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)



                                                                                               (Unaudited)
                                                                                               -----------
                                                                                            Three Months Ended
                                                                                                  June 30,
                                                                                            1996           1995
                                                                                            ----           ----
       Net revenues:
             Basic healthcare services                                             $       85,846   $       69,701
             Specialty medical services                                                    78,347           48,188
             Management services and other, net                                             8,643            8,070
                                                                                   --------------   --------------
              Total net revenues                                                          172,836          125,959
       Operating expenses:
             Salaries, wages and benefits                                                  80,919           62,009
             Other operating expenses                                                      52,786           34,978
             General corporate expense                                                      6,515            4,449
       Debenture conversion expense                                                           155              ---
       Depreciation and amortization                                                        6,648            5,003
       Lease expense                                                                        4,086            3,657
       Interest expense, net                                                                6,125            4,976
                                                                                   --------------   --------------

             Earnings before income taxes and
                  extraordinary item                                                       15,602           10,887
       Income taxes                                                                         5,511            4,002
                                                                                   --------------   --------------
             Earnings before extraordinary item                                            10,091            6,885

             Extraordinary item, net of tax                                                   ---           (1,923)
                                                                                   --------------   --------------
             Net income                                                            $       10,091   $        4,962
                                                                                   ==============   ==============

       Per common share data:
       Primary
               Earnings excluding debenture
                    conversion expense and
                    extraordinary item, net of tax                                 $          .37   $          .30
               Debenture conversion expense                                                   ---              ---
               Extraordinary item, net of tax                                                 ---             (.08)
               Net income                                                          $          .37   $          .22
               Weighted average shares of
                  Common Stock and equivalents                                         27,507,276       22,635,350
       Fully diluted
               Earnings excluding ebenture
                    conversion expense and
                    extraordinary item, net of tax                                 $          .35   $          .28
               Debenture conversion expense                                                   ---              ---
               Extraordinary item, net of tax                                                 ---             (.07)
               Net income                                                          $          .35   $          .21
               Weighted average shares of
                  Common Stock and equivalents                                         31,108,391       28,387,825

     See accompanying notes to condensed consolidated financial statements.

                 GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)



                                                                                       (Unaudited)
                                                                                       -----------
                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                                         --------
                                                                                 1996                1995
                                                                                 ----                ----


 Net revenues:
       Basic healthcare services                                          $       241,107       $       206,073
       Specialty medical services                                                 193,347               128,333
       Management services and other, net                                          25,900                20,059
                                                                          ---------------       ---------------
        Total net revenues                                                        460,354               354,465
 Operating expenses:
       Salaries, wages and benefits                                               223,244               175,612
       Other operating expenses                                                   132,180                99,778
       General corporate expense                                                   17,617                12,730
 Debenture conversion expense                                                       1,245                   ---
 Depreciation and amortization                                                     17,883                13,987
 Lease expense                                                                     11,948                10,388
 Interest expense, net                                                             19,104                14,369
                                                                          ---------------       ---------------

       Earnings before income taxes and
           extraordinary item                                                      37,133                27,601
 Income taxes                                                                      13,374                10,093
                                                                          ---------------       ---------------
       Earnings before extraordinary item                                          23,759                17,508
       Extraordinary item, net of tax                                                 ---                (1,923)
                                                                          ---------------       ---------------
        Net income                                                       $         23,759       $        15,585
                                                                         ================       ===============

 Per common share data:
 Primary
        Earnings excluding debenture
           conversion expense and
           extraordinary item, net of tax                                $            .96       $           .78
        Debenture conversion expense                                                 (.03)                  ---
        Extraordinary item, net of tax                                                ---                  (.09)
        Net income                                                       $            .93       $           .69
        Weighted average shares of Common
           Stock and equivalents                                               25,438,335            22,556,985
 Fully diluted
        Earnings excluding debenture
           conversion expense and
           extraordinary item                                            $            .91       $           .72
        Debenture conversion expense                                                 (.03)                  ---
        Extraordinary item, net of tax                                                ---                  (.06)
        Net income                                                       $            .88       $           .66
        Weighted average shares of Common
           Stock and equivalents                                               29,358,861            28,284,792

     See accompanying notes to condensed consolidated financial statements.

                 GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            (Unaudited)
                                                                                            -----------
                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                        1996           1995
                                                                                        ----           ----
Cash flows from operating activities:
Net income                                                                      $       23,759           15,585
Adjustments to reconcile net income to net cash
        provided by operating activities:
Charges (credits) included in operations not
        requiring funds:
        Provision for deferred taxes                                                     3,343            2,902
        Depreciation and amortization                                                   17,883           13,987
        Amortization of deferred gain                                                     (345)            (345)
        Debenture conversion expense                                                     1,245              ---
        Extraordinary item, net of tax                                                     ---            1,923
Changes in assets and liabilities excluding effects
        of acquisitions:
        Increase in accounts receivable                                                (16,348)         (16,425)
        Increase in cost report receivables                                             (6,418)          (8,000)
        Increase in inventory                                                           (2,207)            (492)
        (Increase) decrease in other current assets                                     (9,012)           1,562

         Increase (decrease) in accounts payable and
              accrued expenses                                                           3,144           (4,265)
         Increase (decrease) in income taxes payable                                      (816)             759
                                                                                --------------     ------------
            Total adjustments                                                           (9,531)          (8,394)
                                                                                --------------     ------------
        Net cash provided by operating activities                                       14,228            7,191
                                                                                --------------     ------------

Cash flows from investing activities:
        Capital expenditures                                                           (26,151)         (19,681)
        Cash paid, net-- acquisitions                                                 (140,816)          (8,194)
        Deferred and other long-term asset
             additions, net                                                             (8,856)         (10,376)
        Increase in trustee-held funds                                                     (50)            (490)
                                                                                --------------     ------------

        Net cash used in investing activities                                         (175,873)         (38,741)
                                                                                --------------     ------------

 Cash flows from financing activities:
        Proceeds from issuance of Common Stock                                         211,250              ---
        Stock issuance costs                                                            (9,248)             ---
        Net borrowings under bank credit facility                                       20,300           19,600
        Repayment of long-term debt                                                     (1,673)        (101,353)
        Proceeds from issuance of long-term debt                                           ---          119,700
        Debenture conversion expense                                                    (1,245)             ---
        Proceeds from exercise of common stock
             options                                                                     2,500              981
        Debt issuance costs                                                                ---           (3,600)
                                                                                --------------     ------------

Net cash provided by financing activities                                       $      221,884           35,328
                                                                                --------------     ------------

Net increase in cash and cash equivalents                                       $       60,239            3,778
                                                                                --------------     ------------

Cash and cash equivalents:
        Beginning of the period                                                         10,387            3,817
        End of the period                                                       $       70,626            7,595
                                                                                --------------     ------------

Supplemental disclosure of cash flow information:
        Interest paid                                                           $       22,755           15,818
                                                                                --------------     ------------

        Income taxes paid                                                       $       12,451            9,509
                                                                                ==============     ============

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

3.      Pro Forma Financial Information

        In July 1996, the Company and Geriatric and Medical Companies, Inc. ("GEMC") entered into an agreement providing for the merger of GEMC into a wholly-owned subsidiary of Genesis. The merger, and a related transaction with an affiliate of GEMC, will add 19 long-term care facilities and eight residential care and independent living facilities with approximately 3,500 beds and certain ancillary businesses to Genesis. Under the terms of the merger agreement, unanimously approved by the board of directors of both companies, GEMC shareholders would receive $5.75 per share in cash for each GEMC share. The purchase price of GEMC stock is approximately $91,000,000 and the total value of the transaction, including approximately $132,000,000 of assumed debt, is approximately $223,000,000. The Company expects to fund the cash portion of the transaction through its bank credit facility. Consummation of the transaction is expected in the fourth quarter of calendar 1996, and is subject to normal closing conditions, regulatory approvals and GEMC shareholder approval.

        In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, EIDOS, Inc. and Versalink, Inc. (collectively, "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700,000 and subsequently leased the centers to a subsidiary of Genesis under operating lease agreements. The balance of the total consideration paid to National Health was funded with available cash ($51,800,000) and assumed debt ($7,900,000). National Health owns six eldercare centers in Florida with 863 beds, leases four eldercare centers in Florida with 368 beds, owns five eldercare centers in Virginia with 851 beds, and leases one eldercare center in Connecticut with 120 beds. National Health also provides enteral nutrition and rehabilitation therapy services to the eldercare centers which it owns and leases. In addition, National Health manages four eldercare centers in Colorado with 283 beds pursuant to an agreement which expires in October 1997.

        In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc. ("NeighborCare"), a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250,000, comprised of approximately $47,250,000 in cash and 312,744 shares of Genesis common stock.

        On November 30, 1995, the Company acquired all of the issued and outstanding stock and partnership interests of McKerley Health Care Centers, Inc., McKerley Health Care Center - Concord, Inc., McKerley Health Facilities and McKerley Health Care Center - Concord, L.P. (collectively, the "McKerley Entities"). The Company acquired the outstanding stock and partnership interests of the McKerley Entities for approximately $68,700,000, including assumed debt and after giving effect to the funds placed in escrow by the principals as described below. An additional $6,000,000 of purchase price is payable if certain financial objectives are achieved through October 1997. The transaction was financed with borrowings under the Company's bank credit facility.

        Pursuant to certain agreements executed on November 30, 1995, the Company directly or through one or more subsidiaries, agreed to provide certain services to the principals during the period ending November 30, 1998, and the principals agreed to make certain lease payments on behalf of the Company with respect to certain lease obligations of the McKerley Entities. As security for the principals' or their affiliates' obligation to make the required payments as they become due, the principals placed approximately $6,500,000 in an account with a third party escrow agent.

        The following unaudited pro forma statement of operations information gives effect to the GEMC, National Health, NeighborCare and McKerley transactions described above as though they had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisitions and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of the periods presented.


                                                                        (In thousands, except per share data)
                                                                                   Nine Months Ended
                                                                              June 30,              June 30,
Pro Forma Statement of Operations Information:                                  1996                  1995
                                                                                ----                  ----

            Total net revenues                                               $  710,790            $  654,092
            Net income before extraordinary item and debenture
               conversion expense                                                26,433                19,115
            Primary earnings per share before extraordinary
               item and debenture conversion expense                               1.03                   .83
            Fully diluted earnings per share before
               extraordinary item and debenture conversion
               expense                                                              .96                   .77

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

        The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services. The Company includes in basic healthcare services revenues all room and board charges from its customers at its owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, subacute care programs, home health care, physician services, and other specialized services. Management services include fees earned for management of eldercare centers, development of life care communities and revenues from the group purchasing, staff replacement and vending businesses.

        Genesis delivers its services through three divisions. The largest, in terms of revenues, is Genesis ElderCare Centers, which at June 30, 1996 included 68 owned and leased eldercare centers. The second, Genesis ElderCare Services, provides specialty medical services to all centers owned, leased or managed by Genesis as well as to over 500 independent healthcare providers. The third, Genesis ElderCare Network Services, manages 39 eldercare centers.

Certain Transactions

        In July 1996, the Company and Geriatric and Medical Companies, Inc. ("GEMC") entered into an agreement providing for the merger of GEMC into a wholly-owned subsidiary of Genesis. The merger, and a related transaction with an affiliate of GEMC, will add 19 long-term care facilities and eight residential care and independent living facilities with approximately 3,500 beds and certain ancillary businesses to Genesis. Under the terms of the merger agreement, unanimously approved by the board of directors of both companies, GEMC shareholders would receive $5.75 per share in cash for each GEMC share. The purchase price of GEMC stock is approximately $91,000,000 and the total value of the transaction, including approximately $132,000,000 of assumed debt, is approximately $223,000,000. The Company expects to fund the cash portion of the transaction through its bank credit facility. Consummation of the transaction is expected in the fourth quarter of calendar 1996, and is subject to normal closing conditions, regulatory approvals and GEMC shareholder approval.


        In August 1996, the Company acquired the outstanding stock of Diane Morgan & Associates and an affiliate. The purchase price was $3,820,000 of which $3,300,000 was paid from available cash at closing and the balance of the consideration was in the form of notes issued to the principals.

        In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, EIDOS, Inc. and Versalink, Inc. (collectively, "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700,000 and subsequently leased the centers to a subsidiary of Genesis under operating lease agreements. The balance of the total consideration paid to National

Health was funded with available cash ($51,800,000) and assumed debt ($7,900,000). National Health owns six eldercare centers in Florida with 863 beds, leases four eldercare centers in Florida with 368 beds, owns five eldercare centers in Virginia with 851 beds, and leases one eldercare center in Connecticut with 120 beds. National Health also provides enteral nutrition and rehabilitation therapy services to the eldercare centers which it owns and leases. In addition, National Health manages four eldercare centers in Colorado with 283 beds pursuant to an agreement which expires in October 1997.

        In June 1996, the Company acquired the outstanding stock of NeighborCare, a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250,000, comprised of approximately $47,250,000 in cash and 312,744 shares of Genesis common stock.

        In March 1996, the Company sold four eldercare centers and a pharmacy in Indiana for approximately $22,250,000.

        In March 1996, the Company acquired for total consideration of approximately $31,900,000, including the payment of assumed debt, the remaining approximately 71% joint venture interests of four eldercare centers in Maryland and the remaining 50% joint venture interest of an eldercare center in Florida which had been acquired as part of the Meridian Transaction (the "Partnership Interest Purchase").

        In March 1996, the Company entered into a strategic alliance with Doctors Community Hospital, a 250-bed acute care hospital in Maryland, pursuant to which the Company sold to an affiliate of the hospital a 51% interest in Magnolia Gardens Center, a 104-bed eldercare center for approximately $2,900,000. As part of this transaction, the Company entered into a long-term agreement to manage the center.

        In January 1996, the Company acquired the speech therapy, occupational therapy and physical therapy services businesses of Medical and Rehab Support Services, Inc., Professional Rehabilitation Network, Inc. and Health Services Network, Inc. (collectively, "Therapy Companies") for approximately $9,300,000. The Therapy Companies provide these services in the Company's Baltimore, Maryland/ Washington, D.C. market. The acquisition was financed with borrowings under the Company's bank credit facilities.

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

Results of Operations

        Three months ended June 30, 1996 compared to three months ended June 30, 1995.

        The Company's total net revenues for the quarter ended June 30, 1996 were $172,836,000 compared to $125,959,000 for the quarter ended June 30, 1995, an increase of $46,877,000, or 37%. Basic healthcare services increased $16,145,000, or 23% due principally to the acquisition of the McKerley Entities, the purchase of the remaining partnership interests of five eldercare centers in March 1996 (which was partially offset by the sale of four eldercare centers in Indiana), a shift in payor mix from Medicaid to Medicare and rate increases. Specialty medical services increased $30,159,000, or 63%, of which approximately $17,222,000 is due primarily to the acquisitions of NeighborCare and the Therapy Companies, with the remainder due to volume growth in the institutional pharmacy, medical supply and contract therapy divisions, and an increase in the relative acuity levels of patients in our owned and leased eldercare centers. Specialty medical service revenue per patient day in the health centers division increased 17% to $30.99 in the quarter ended June 30, 1996 as compared to $26.55 for the same quarter in the prior year due primarily to treatment of higher acuity patients. Management services and other income increased $573,000, or 7%. Service related business revenues (group purchasing and staff replacement services) increased approximately $600,000 in the three months ended June 30, 1996 as compared to the corresponding period in the prior year. Transactional and other net revenues, including a gain on the sale of an investment, in the three months ended June 30, 1996, increased approximately $900,000 as compared to the corresponding period in the prior year while management fees recognized from the management of facilities owned by others decreased $900,000 in the three months ended June 30, 1996 as compared to the corresponding period in the prior year.

        The Company's operating expenses before debenture conversion expense, depreciation, amortization and lease expense were $140,220,000 in the quarter ended June 30, 1996 compared to $101,436,000 in the comparable prior period, an increase of $38,784,000, or 38%, which was due primarily to the acquisitions of the McKerley Entities and NeighborCare, an increase in cost of goods sold related to increased sales of specialty medical services and inflationary wage and benefit increases.

        In the quarter ended June 30, 1996, the Company converted approximately $8,800,000 of Debentures. In connection with the early conversion of the Debentures, the Company paid approximately $155,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the result of operations for the three months ended June 30, 1996. The conversion of a portion of the outstanding Debentures improves the Company's leverage and provides the Company with the ability to borrow under its revolving credit facilities at lower rates.

        Interest expense increased $1,149,000 or 23%. This increase reflects increased debt levels used to fund acquisitions and operations and a higher average prevailing interest rate due to the issuance of $120,000,000 of 9.75% Senior Subordinated Debentures due 2005 partially offset by the repayment of approximately $115,480,000 of indebtedness in June 1996 from a part of the net proceeds of the Company's equity offering and interest income generated from investment of the remaining net proceeds.

        Nine months ended June 30, 1996 compared to Nine months ended June 30, 1995.

        The Company's total net revenues for the nine months ended June 30, 1996 were $460,354,000 compared to $354,465,000 for the nine months ended June 30, 1995, an increase of $105,889,000 or 30%. Basic healthcare services increased $35,034,000 or 17%, which is primarily due to the acquisition of the McKerley Entities and the purchase of the remaining partnership interests of five eldercare centers in March 1996 (which was partially offset by the sale of five eldercare centers in Massachusetts in September 1995), and the sale of four eldercare centers in Indiana in March 1996, along with a shift in payor mix from Medicaid to Medicare and rate increases. Specialty medical service revenue increased $65,014,000 or 51%, of which approximately
$30,005,000 is due to acquisitions, with the remainder due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions. Specialty medical service revenue per patient day in the health centers division increased 21% to $29.38 in the nine months ended June 30, 1996 as compared to $24.31 for the same period in the prior year due primarily to treatment of higher acuity patients. Management services and other income increased $5,841,000 or 29% primarily due to an increase in service related business revenues (group purchasing and staff replacement services) of approximately $1,700,000 and an increase in transactional gains of approximately $3,700,000. Transactional and other activity in the nine months ended June 30, 1996 included gains recognized in connection with the sale of an investment, the sale of four eldercare centers and a pharmacy in Indiana and the sale of a majority interest in one eldercare center in Maryland.

        The Company's operating expenses before debenture conversion expense, depreciation, amortization and lease expense were $373,041,000 compared to $288,120,000 in the comparable prior period, an increase of $84,921 or 29%, which was due to the acquisition of the McKerley Entities, the NeighborCare transaction, an increase in cost of goods sold related to increased specialty medical service revenues, and inflationary wage and benefit increases.

        In the nine months ended June 30, 1996 the Company converted approximately $42,300,000 of its 6% Convertible Senior Subordinated Debentures (the Debentures) due 2003. In connection with the early conversion of the Debentures, the Company paid approximately $1,245,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the results of operations for the nine months ended June 30, 1996.

        Interest expense increased $4,735,000 or 33%. This increase reflects increased debt levels used to fund acquisitions and a higher average prevailing interest rate due to the issuance of $120,000,000 of 9.75% Senior Subordinated Debentures due 2005 partially offset by the repayment of approximately $115,480,000 of indebtedness in June 1996 from a part of the net proceeds of the Company's equity offering and interest income generated from investment of the remaining net proceeds.

Liquidity and Capital Resources

        Working capital increased to $227,599,000 at June 30, 1996 from $134,114,000 at September 30, 1995 due primarily to cash raised in the May 1996 equity offering which was not used to repay indebtedness. Accounts receivable increased to $144,036,000 at June 30, 1996 from $101,124,000 at September 30,
1995. Approximately $14,300,000 of this increase relates to accounts receivables purchased as a part of the NeighborCare acquisition, approximately $4,800,000 of this increase relates to accounts receivables purchased as part of the acquisition of the McKerley Entities, approximately $3,000,000 relates to accounts receivables purchased as part of the acquisition of the Therapy Companies in January 1996, approximately $3,800,000 relates to the Partnership Interest Purchase, and the remaining $17,012,000 relates primarily to the continuing shift in business mix to specialty medical services including the specialty medical businesses acquired during fiscal 1995. Days of revenue in accounts receivable increased to 75 from 72 during this period.

        In May 1996, the Company completed an offering of 6,500,000 shares of Common Stock at $32.50 per share, resulting in net proceeds of $202,280,000. The Company used the net proceeds from the offering to repay a portion of amounts outstanding under its bank credit facilities and for working capital purposes.

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

        The Company's cash flow from operations for the nine months ended June 30, 1996 was $14,228,000 compared to $7,191,000 for the nine months ended June 30, 1995.

        In August 1996, the Company amended and restructured its credit facility to provide for the termination of its $100,000,000 acquisition credit facility and to create an $85,000,000 lease financing facility. The lease financing facility bears interest of a floating into equal, at the Company's option, to prime rate or LIBOR plus 1.09% and the Company's $200,000,000 revolving credit facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus 1.25%. Amounts outstanding under the revolving credit facility in September 1998 convert to a term loan that provides for equal annual amortization payable quarterly. At June 30, 1996, $86,800,000 was outstanding under the revolving credit facility and there were no amounts outstanding under the acquisition credit facility. The Company used the borrowings under the acquisition credit facility to fund the acquisition of the McKerley Entities, the Partnership Interest Purchase, and the Therapy Companies. The credit facilities are secured by the stock of the Company's subsidiaries and first priority liens on the Company's accounts receivable, inventory and all other personal property.

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

        The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its bank credit facilities. At August 10, 1996, $86,600,000 was outstanding under the credit facility, and $13,200,000 was outstanding under letters of credit issued under the credit facilities resulting in $100,200,000 of availability under the revolving credit facility.

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

                           PART II: OTHER INFORMATION


Item 1.         Legal Proceedings.

                       Not Applicable

Item 2.         Changes in Securities.

                       Not Applicable

Item 3.         Defaults Upon Senior Securities.

                       Not Applicable

Item 4.         Submission of Matters to a Vote of Security Holders.

                       Not Applicable

Item 5.         Other Information.

                       Not Applicable

Item 6.         Exhibits and Reports on Form 8-K

                (a)    Exhibits

                       Number  Description

                          3.1          Amendment to Bylaws

                         10.1(1) Stock Purchase Agreement, dated April 21, 1996, by and among Genesis Health Ventures, Inc., a Pennsylvania corporation and NeighborCare Pharmacies, Inc., a Maryland corporation, Professional
                                      Pharmacy Services, Inc., a Maryland
                                      corporation, Medical Services Group, Inc., a Maryland corporation, CareCard, Inc., a Maryland corporation, Transport Services, Inc., a Maryland corporation, Michael G. Bronfein, Jessica Bronfein, Stanton G. Ades, Renee Ades, The Chase Manhattan Bank, N.A. and PPS Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Genesis Health Ventures, Inc.

                         10.2(2) Purchase Agreement, dated May 3, 1996, by and among Mark E. Hamister, Oliver C. Hamister, George E. Hamister, Julia L. Hamister, The George E. Hamister Trust, The Oliver C. Hamister Trust, National Health Care Affiliates, Inc., Oak Hill Health Care Center, Inc., Derby Nursing Center Corporation, Delaware Avenue Partnership, EIDOS, Inc., VersaLink Inc., certain other individuals and Genesis Health Ventures, Inc.

- ---------------------------------

   (1)    Incorporated by reference to Form 8-K of Genesis dated April 21, 1996

   (2)    Incorporated by reference to Form 8-K of Genesis dated May 3, 1996

                         10.3(3) Purchase Agreement Addendum, dated July 24, 1996, by and among Mark E. Hamister, Oliver C. Hamister, George E. Hamister, Julia L. Hamister, The George E. Hamister Trust, The Oliver C. Hamister Trust, National Health Care Affiliates, Inc., Oak Hill Health Care Center, Inc., Derby Nursing Center Corporation, Delaware Avenue Partnership, EIDOS, Inc., VersaLink Inc., certain other individuals and Genesis Health Ventures, Inc.

                         10.4 Second Amendment and Waiver to Loan Documents by and among Genesis Health Ventures, Inc. and certain of its Subsidiaries and Mellon Bank, N.A., as agent

                         10.5 Letter dated July 24, 1996 from Genesis Health Ventures, Inc. and certain of its Subsidiaries to Mellon Bank, N.A., as agent, Terminating Acquisition Credit Agreement

                         10.6 Guaranty and Agreement of Suretyship Regarding Obligations of Lessee and Affiliates from Genesis Health Ventures, Inc. and its Material Subsidiaries, Dated as of July 24, 1996

                         10.7 Guaranty and Agreement of Suretyship from Genesis Health Ventures, Inc. and its Material Subsidiaries, Dated as of July 24, 1996

                         10.8 Lease and Agreement, Dated as of July 24, 1996, between Mellon Financial Services Corporation #4, as Lessor, and Genesis Eldercare Properties, Inc., as Lessee

                         10.9 Participation Agreement, Dated as of July 24, 1996, among Genesis Eldercare Properties, Inc., as Lessee, Mellon Financial Services Corporation #4, as Lessor, Persons Named on Schedule I, as Lenders, and Mellon Bank, N.A. not in its individual capacity except as expressly stated therein, but solely as Agent

                         11.          Computation of Earnings per Share

                         27.          Financial Data Schedule

- ---------------------------------

   (3)    Incorporated by reference to Form 8-K of Genesis dated July 26, 1996

                (b)    Reports on Form 8-K

                       The Company filed a Current Report on Form 8-K, dated April 21, 1996, reporting an agreement by the Company to acquire the outstanding stock of NeighborCare for consideration of approximately $57,250,000, including assigned debt.

                       The Company filed a Current Report on Form 8-K, dated May 3, 1995, reporting the agreement of the Company to acquire National Health Care Affiliates, Inc. and related entities which included the following financial statements:

                               Audited Combined Financial Statements as of and for the year ended December 31, 1995.

                       On May 21, 1996, the Company filed a Current Report on Form 8-K/A Number 3, dated November 30, 1995, amending the Company's report of its acquisition of McKerley Health Care Centers, Inc. and related entities to include the following financial information of businesses acquired:

                               Consolidating Balance Sheet of McKerley Entities as of December 31, 1994.

                               Consolidating Income Statement of McKerley
                               Entities for the year ended December 31, 1994.

                               Financial Statements and Other Financial
                               Information (Audited) McKerley Health Care
                               Centers, Inc. Years ended December 31, 1994 and 1993.

                               Financial Statements and Other Financial
                               Information (Audited) McKerley Health Facilities for the period from March 11, 1994 (date of initial occupancy) to December 31, 1994.

                               Financial Statements and Other Financial
                               Information (Audited) McKerley Health Care
                               Center-Concord Limited Partnership Years ended December 31, 1994 and 1993.

                               Financial Statements and Other Financial
                               Information (Reviewed) McKerley Pleasant View, Inc. Years ended December 31, 1994 and 1993.

                               Consolidated Balance Sheet of McKerley Entities as of November 30, 1995.

                               Consolidated Income Statement of McKerley
                               Entities for the eleven months ended November 30, 1995.

                               Consolidating Balance Sheet of McKerley Entities as of November 30, 1995.

                               Consolidating Income Statement of McKerley
                               Entities for the eleven months ended November 30, 1995.

                               Balance Sheet and Income Statement (Unaudited) McKerley Health Care Centers, Inc. Eleven months ended November 30, 1995.

                               Balance Sheet and Income Statement (Unaudited) McKerley Health Facilities Eleven months ended November 30, 1995.

                               Balance Sheet and Income Statement (Unaudited) McKerley Health Care Center-Concord Limited Partnership Eleven months ended November 30, 1995.

                               Balance Sheet and Income Statement (Unaudited) McKerley Pleasant View, Inc. Eleven months ended November 30, 1995.

                               Pro Forma Financial Information.

                                      Pro Forma Condensed Consolidated Income
                                      Statement for the year ended September 30, 1995 and six months ended March 31, 1996.

                                      Pro Forma Condensed Consolidated Balance
                                      Sheet as of September 30, 1995.

                       The Company filed a Current Report on Form 8-K, dated June 5, 1996, reporting the Company's acquisition of NeighborCare Pharmacies, Inc. and related entities for consideration of approximately $57,250,000.

                       The Company filed a Current Report on Form 8-K, dated July 26, 1996, reporting the Company's acquisition of National Health Care Affiliates, Inc. and related entities for consideration of approximately $59,800,000. Prior to the acquisition, an affiliate of a financial institution purchased nine eldercare centers owned by National Health for approximately $67,700,000 and subsequently leased the centers to a subsidiary of Genesis under the terms of operating lease agreements.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                               GENESIS HEALTH VENTURES, INC.


Date:   August 14, 1996        /s/ George V. Hager, Jr.
                               ------------------------
                               George V. Hager, Jr.
                               Senior Vice President and Chief Financial Officer