Form 10-K
period 1996-09-30
GENESIS HEALTH VENTURES INC /PA
filed 1996-12-30
CIK 874265

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE
         FISCAL YEAR ENDED SEPTEMBER 30, 1996

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-11666

                          GENESIS HEALTH VENTURES, INC.
             (Exact name of Registrant as specified in its charter)
         --------------------------------------------------------------

                                                    148 West State Street
             Pennsylvania                         Kennett Square, PA  19348                       06-1132947
    (State or other jurisdiction of            (Address of principal executive                 (I.R.S. Employer
    incorporation or organization)               offices including zip code)                Identification Number)
------------------------------------------ ---------------------------------------- ----------------------------------------

                                 (610) 444-6350
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                                                   Name of  each  exchange  on  which registered
          -------------------                                                   ----------------------------------------------
          Common Stock, par value $.02 per share                                New York Stock Exchange
          6% Convertible Senior Subordinated Debentures due 2003                New York Stock Exchange
          9 3/4% Senior Subordinated Debentures due 2005                        New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing
requirements for the past 90 days.      YES      X       NO
                                            ----------      ----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $626,558,991 (1). As of December 13, 1996, 32,002,486 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits to the Company's Current Report on Forms 8-K and 8-K/A dated July 11, 1996, May 3, 1996, April 21, 1996, November 30, 1995, August 18,
1995, November 30, 1993, September 19, 1993, Registration Statement on Form S-1 (File No. 33-4007), Registration Statement on Form S-1 (File No. 33-51670), Registration Statement on Form S-3 (File No. 33-9350) and Registration Statement on Form S-4 (File No. 333-15267) Annual Reports on Form 10-K for the fiscal years ended September 30, 1995, 1994, 1993 and 1992, and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and March 31, 1994, Form S-8 dated May 15, 1995, and Form 8-A dated May 11, 1995 are incorporated by reference as Exhibits in Part IV of this Report.
----------------------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the last reported sale price for the Company's Common Stock on December 13, 1996. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                      INDEX

                                                                           PAGE

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS...................  1

ITEM 1:  BUSINESS

         General ...........................................................  4
         Basic Healthcare Services..........................................  5
         Specialty Medical Services.........................................  5
         Management Services and Other......................................  7
         Managed Care Initiatives...........................................  7
         Recent Transactions................................................  8
         Revenue Sources....................................................  8
         Marketing........................................................... 9
         Personnel...........................................................10
         Employee Training and Development...................................10
         Governmental Regulation.............................................11
         Competition.........................................................12
         Insurance.......................................................... 13

ITEM 2:  PROPERTIES......................................................... 14

ITEM 3:  LEGAL PROCEEDINGS.................................................. 14

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 14

ITEM 4.1:  EXECUTIVE OFFICERS............................................... 15

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY

             AND RELATED STOCKHOLDER MATTERS................................ 17

ITEM 6:  SELECTED FINANCIAL DATA............................................ 18

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS........................... 20

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 26

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

              ACCOUNTING AND FINANCIAL DISCLOSURE........................... 45

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 46

ITEM 11:  EXECUTIVE COMPENSATION............................................ 46

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 46

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 46

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.... 46

            Cautionary Statement Regarding Forward Looking Statements

   Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicare and Medicaid programs and the Company's ability to meet its liquidity needs and control costs; certain statements contained in "Business" such as statements concerning strategy, government regulation, Medicare and Medicaid programs, managed care initiatives, and recent transactions and competition; certain statements in "Legal Proceedings" and certain statements in the Notes to Consolidated Financial Information, such as certain of the Pro Forma Adjustments; and other statements contained herein regarding matters that are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

   Certain Financial Considerations. The Company has substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1996, after giving pro forma effect to the GMC Transaction and the 1996 Note Offering (as such items are defined in "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Certain Transactions") and the use of proceeds therefrom, the Company would have had approximately $594,000,000 of long-term indebtedness which would have represented approximately 54% of its total capitalization. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations; (iii) certain of the Company's borrowings are and will continue to be at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; and
(iv) certain of the Company's indebtedness contains financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets and minimum net worth requirements. Failure by the Company to comply with such covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

   The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness depends on its financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond its control. Although the Company's cash flow from its operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for payment of the Company's indebtedness. The Company also has significant long-term operating lease obligations with respect to certain of its eldercare centers.

   Risk of Adverse Effect of Healthcare Reform. In addition to extensive existing government healthcare regulation, there are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. It is not clear at this time what proposals, if any, will be adopted, or what effect such proposals would have on the Company's business. Aspects of certain of these healthcare proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by the Health Care Financing Administration ("HCFA"), enhanced pressure to contain healthcare costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of Medicaid, could adversely affect the Company. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs or regulations will not have a material adverse effect on the Company. Concern about the potential effects of the proposed reform measures has contributed to the volatility of prices of securities of companies in healthcare and related industries, including the Company, and may similarly affect the price of the Company's securities in the future. See "Business -- Governmental Regulation."

   Regulation. The federal government and all states in which the Company operates regulate various aspects of the Company's business. In particular, the development and operation of eldercare centers and the provision of healthcare services are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Eldercare centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program and the ability to participate in other third party programs. The Company is also subject to inspection regarding record keeping and inventory control. Possible sanctions for failing to comply with various standards include monetary fines, ban on admissions, suspension of payments and loss of license. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued expansion of the Company and could prevent it from offering its existing services.

   Many states have adopted Certificate of Need or similar laws which generally require that the appropriate state agency approve certain acquisitions and determine that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. To the extent that Certificates of Need or other similar approvals are required for expansion of Company operations, either through center acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals.

   The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark legislations" which prohibit, with limited exceptions, the referral of patients for certain services, including home health services, physical therapy and occupational therapy, by a physician to an entity in which the physician has an ownership interest and the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any goods, facility services or items for which payment can be made under Medicare and Medicaid. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued recent fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities; accordingly, these areas may come under closer scrutiny by the government. See "Business -- Governmental Regulation." Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

   Payment by Third Party Payors. For the years ended September 30, 1996, 1995, and 1994, respectively, the Company derived approximately 39%, 38% and 41% of its patient service revenue from private pay sources, 25%, 21% and 16% from Medicare and 36%, 41% and 43% from various state Medicaid agencies. Both governmental and private third party payors have employed cost containment measures designed to limit payments made to healthcare providers such as the Company. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage and duration criteria which limit the services which will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. There can be no assurance that payments under governmental and private third party payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that centers owned, leased or managed by the Company, or the provision of services and supplies by the Company, now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the federal budget deficit, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services. In certain states there have been proposals to eliminate the distinction in Medicaid payment for skilled versus intermediate care services and to establish a case mix prospective payment system pursuant to which the payment to a facility for a patient is based upon the patient's condition and need for services. The Company cannot at this time predict whether any of these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on the Company. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. See "Business -- Revenue Sources."

   Competition. The healthcare industry is highly competitive. The Company competes with a variety of other companies in providing eldercare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competing companies may offer newer or different centers or services than the Company and may thereby attract the Company's customers who are either presently residents of its eldercare centers or are otherwise receiving its eldercare services. See "Business -- Competition."

   Risks Associated with Proposed Acquisitions and Acquisition Strategy. The Company has recently completed several acquisitions of eldercare businesses. The Company also intends to pursue additional acquisitions in the future. There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its recent acquisitions or from any future acquisitions or that such acquisitions will not adversely affect the Company's results of operations or financial condition. In addition, there can be no assurance that the Company will be able to locate suitable acquisition candidates in the future, consummate acquisitions on favorable terms or successfully integrate newly acquired businesses with the Company's operations. The consummation of acquisitions likely will result in the incurrence or assumption by the Company of additional indebtedness.

                                     PART I

BUSINESS

General

   Genesis Health Ventures, Inc. was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "Genesis" or the "Company" refers to Genesis Health Ventures, Inc. and subsidiaries.

   Genesis is a leading provider of healthcare and support services to the elderly. The Company has developed the Genesis ElderCare(SM) delivery model of integrated healthcare networks to provide cost-effective, outcome-oriented services to the elderly. Through these integrated healthcare networks, Genesis provides basic healthcare and specialty medical services to more than 75,000 customers in four regional markets in the Eastern United States in which over 3,000,000 people over the age of 65 reside. The networks include 148 eldercare centers with approximately 20,000 beds; 18 primary care physician clinics; approximately 93 physicians, physician assistants and nurse practitioners; 12 institutional pharmacies and four medical supply distribution centers serving over 46,000 beds; 21 community based pharmacies; certified rehabilitation agencies providing services through over 326 contracts; and seven home healthcare agencies. Genesis has concentrated its eldercare networks in four geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The four geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire); Midatlantic Region (Greater Philadelphia/Delaware Valley); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland; Baltimore, Maryland/Washington D.C./Virginia); and Southern Region (Central Florida).

   Genesis eldercare services focus on the central medical and physical issues facing the more medically demanding elderly. By integrating the talents of physicians with case management, comprehensive discharge planning and, where necessary, home support services, the Company provides cost-effective care management to achieve superior outcomes and return customers to the community. The Company believes that its orientation toward achieving improved customer outcomes through its eldercare networks has resulted in increased utilization of specialty medical services, high occupancy of available beds, enhanced quality payor mix and a broader base of repeat customers. Specialty medical services revenues have increased at a compound annual rate of 53% from the fiscal year ended September 30, 1992 to the fiscal year ended September 30, 1996 and comprise 43% of the Company's revenues for the fiscal year ended September 30, 1996. Specialty medical services typically generate higher profit margins than basic healthcare services and are less capital intensive.

   The Company's growth strategy is to enhance its existing eldercare networks, establish new eldercare networks in markets it deems attractive and broaden its array of high margin specialty medical services through internal development and selected acquisitions. Consistent with its strategy, the Company has made selected acquisitions of eldercare centers and rehabilitation, pharmacy, physician services and home healthcare companies.

   The Company's long-term strategy is to provide comprehensive eldercare services, in collaboration with other providers, on a prepaid basis in a managed care environment. The Company has undertaken several initiatives to position itself to compete in a managed care environment. These initiatives include: (i) establishing a managed care division to pursue and administer contracts with managed care organizations, develop clinical care protocols and monitor the delivery and utilization of medical care; (ii) developing a clinical administration and healthcare management information system to monitor and measure clinical and patient-outcome data; (iii) establishing the Genesis ElderCare(SM) brand name to increase awareness of the Company's eldercare services in the healthcare market; (iv) seeking strategic alliances with other healthcare providers to broaden the Company's continuum of care; and (v) creating an independent eldercare advisory board to formulate new and innovative approaches in the delivery of care.

Basic Healthcare Services

   Genesis operates 148 eldercare centers (75 wholly-owned, three jointly-owned, 34 leased and 36 managed) located in 12 states. The centers offer three levels of care for their customers: skilled, intermediate and personal. Skilled care provides 24-hour per day professional services of a registered nurse; intermediate care provides less intensive nursing care; and personal care provides for the needs of customers requiring minimal supervision and assistance. Each eldercare center is supervised by a licensed healthcare administrator and employs a Medical Director to supervise the delivery of healthcare services to residents and a Director of Nursing to supervise the nursing staff. The Company maintains a corporate quality assurance program to monitor regulatory compliance and to enhance the standard of care provided in each center.

   In addition to programs to meet the healthcare needs of its customers, all Genesis eldercare centers offer a variety of quality of life programs. These include the Intergenerational Learning Program that enables residents to function both as students and as instructors in programs with community schools, as well as The Magic Mix Program that provides a supervised setting in which children of working parents can interact with residents of the centers after school. These programs have received recognition at both local and national levels.

   In eight of its eldercare centers, the Company operates Genesis ElderCare Focus programs which are dedicated to meeting the special medical, emotional and psychological needs of Alzheimer's patients. The Focus programs were developed in conjunction with the Dementia Research Clinic at the Johns Hopkins University School of Medicine. These units provide an environment that is designed or modified to assist those with cognitive loss. Clinical experts have experienced significant success and produced benefits to customers served in both Alzheimer's day services and dedicated residential units.

   The following table sets forth, for the periods indicated, information regarding the Company's average number of beds in service and the average occupancy levels at its eldercare centers.

                                                1996         1995       1994
                                                ----         ----       ----
Average Beds in Service (1)(2)

     Owned and Leased Facilities                9,429       8,268       7,530
     Managed and Jointly-Owned Facilities       5,030       5,158       4,532

Occupancy Based on Average Beds in Service

     Owned and Leased Facilities                 93%         92%         92%
     Managed and Jointly-Owned Facilities        93%         95%         93%

   (1) Excludes beds in facilities which were unavailable for occupancy due to renovations.

   (2) Does not include 24 facilities acquired in the October 1996 GMC Transaction. See "Business - Recent Transactions"

Specialty Medical Services

   The Company emphasizes the delivery of specialty medical services which typically requires smaller capital investment and generates higher profit margins than providing basic healthcare services. The Company provides the specialty medical services described below.

   Institutional Pharmacy and Medical Supply Services. The Company provides pharmacy and other services including infusion therapy and medical supplies and equipment to eldercare centers it operates, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. The Company's institutional pharmacy and medical supply services were developed to provide the products and support services required in the healthcare market. Institutional pharmacy services are designed to help assure quality of care and to control costs at the facilities served. Medical supply services are designed to assure availability and control through maintenance of a comprehensive inventory, extensive delivery services and special ordering and tracking systems. The Company also provides pharmacy consulting services to assure proper and effective drug therapy. The Company provides these services through 12 pharmacies (of which three are jointly-owned) and four distribution centers located in its various market areas. Approximately 81% of the sales attributable to pharmacy operations in Fiscal 1996 were generated through external contracts with independent healthcare providers with the balance attributable to centers operated by the Company.

   Rehabilitation Therapy. The Company provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy through seven certified rehabilitation agencies in all four of its regional market concentrations. These services are provided by over 1,000 licensed rehabilitation therapists and assistants employed by Genesis to substantially all of the eldercare centers the Company operates, as well as by contract to healthcare facilities operated by others.

   Subacute Care Programs. The Company has established and actively markets programs for elderly and other customers who require subacute levels of medical care. These programs include ventilator care, intravenous therapy, post-surgical recovery, respiratory management, orthopedic or neurological rehabilitation, terminal care and various forms of coma, pain and wound management. Private insurance companies and other third party payors, including certain state Medicaid programs, have recognized that treating customers requiring subacute medical care in centers such as those operated by Genesis is a cost-effective alternative to treatment in an acute care hospital. The Company provides such care at rates that the Company believes are substantially below the rates typically charged by acute care hospitals for comparable services.

   Physician Services. The Company employs or has consulting arrangements with approximately 93 physicians, physician assistants and nurse practitioners to provide physician services at certain of its eldercare centers. These physicians, physician assistants and nurse practitioners provide a range of services, including direct patient care, the design and administration of clinical programs, such as the Company's subacute care program, as well as traditional medical director and utilization review services. The Company compensates these employees and consultants for services rendered and, where appropriate, bills directly for such services. The Company believes that the involvement of these physicians in the Company's eldercare centers provides a significant competitive advantage. These physicians direct the operations of 18 free-standing physician clinics, as well as Functional Evaluation and Treatment Units in 17 of its eldercare centers. The purpose of each of these units is to provide a comprehensive assessment and treatment plan for all new admissions to the center. The process is directed by a physician specializing in gerontology and involves an intensive evaluation in which social service professionals, clinical staff and the customer and the customer's family participate. The Company believes that this program reduces average lengths of stay and increases discharge-to-home rates. The Company also believes the Functional Evaluation and Treatment Units enhance its reputation for providing quality care and result in improved occupancy rates, as well as improve its ability to attract subacute and other high acuity customers.

   Home Healthcare Services. The Company provides home healthcare services to customers in its markets through seven certified home health agencies owned by the Company. The Company currently provides these services in all of its geographic markets other than Central Florida and has been granted Certificates of Need to begin providing services in Central Florida. The services offered include skilled nursing care, physical, occupational and speech therapy, medical social services and home health aide services. The Company's focus is on providing infusion therapy, total parenteral nutrition, ventilator care and peritoneal dialysis. The Company owns a one-sixth interest in the Visiting Nurses Association in Maryland ("VNA"), an organization which is one of the largest providers of home healthcare services in Maryland. Excluding VNA, the Company provided approximately 79,200 home healthcare visits in Fiscal 1996.

Management Services and Other

   Management Services. The Company provides management services to 41 eldercare centers (including its three jointly-owned centers) pursuant to management agreements that provide generally for the Company's day-to-day responsibility for the operation and management of the centers. In turn, Genesis receives management fees, depending on the agreement, computed as either an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The various management agreements, including option periods, terminate between 1997 and 2012.

   In March 1996, the Company entered into a strategic alliance with Doctors Community Hospital, a 250-bed acute hospital in Maryland. As part of this transaction, the Company entered into a long-term agreement to manage the hospital's subacute care center and a jointly-owned eldercare center.

   Prior to January 1, 1996, the Company also provided management, development and marketing services to 15 life care communities operated by Adult Community Total Services, Inc. ("ACTS"), a Pennsylvania non-profit corporation pursuant to a management agreement which was to expire in April 1998. Effective January 1, 1996, Genesis restructured its relationship with ACTS. Under the revised arrangement, Genesis earned a $2,000,000 restructuring fee and will no longer manage the ACTS life care communities. Genesis will continue to provide development services for a fee in an amount equal to five percent of the total cost of developing and completing facilities developed by ACTS. The development portion of the contract has been extended to December 2002 and Genesis is guaranteed a minimum annual development fee of $1,500,000. Genesis also continues to provide certain ancillary services to the ACTS communities.

   Group Purchasing. The Company's subsidiary, The Tidewater Healthcare Shared Services Group, Inc. ("Tidewater"), is one of the largest group purchasing companies in the mid-Atlantic region. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities. Tidewater's services are contracted to approximately 1,350 members with over 150,000 beds in 31 states and the District of Columbia.

Managed Care Initiatives

   The Company has undertaken several initiatives to position itself to compete effectively on a prepaid basis in a managed care environment. In January 1995, the Company established a Managed Care division which currently consists of 55 employees. The Managed Care division is responsible for pursuing and administering contracts with managed care organizations, developing clinical care protocol and monitoring the delivery and utilization of medical care. The Company has begun to develop a clinical administration and healthcare management information system to monitor and measure clinical and patient outcome data for use by healthcare providers and the Company. The Company is also seeking strategic alliances with selected providers in order to further the continuum of care, increase market share and customer acceptance and create strategic affiliations for negotiating with payors in a managed care environment. In addition to these initiatives, the Company has consolidated its core business under the Genesis ElderCare(SM) brand name in an effort to increase the Company's visibility among current and potential customers, payors and other healthcare providers. The Company has also created an independent eldercare advisory board composed of individuals with distinguished credentials in geriatric care to formulate new and innovative approaches in the delivery of care. See "Cautionary Statements Regarding Forward Looking Statements."

Recent Transactions

   GMC Transaction. The following describes the businesses of Geriatric and Medical Companies, Inc. ("GMC") which were acquired by the Company effective October 1, 1996. The GMC entities are now wholly-owned subsidiaries of the Company.

   GMC provides care to the eldercare population through its pharmacy, rehabilitative therapies, ambulance transportation, contract management, diagnostic services and home care businesses located in Pennsylvania and New Jersey. GMC operates 19 eldercare and five residential care facilities with a total of approximately 3,300 beds. In 1996, GMC employed approximately 6,000 full and part-time employees, of which approximately 2,000 are covered by collective bargaining agreements. In 1996, the allocation of GMC customer revenues was approximately 67% Medicaid, 14% Medicare and 19% private pay and other sources. The average occupancy of GMC owned beds in service was approximately 92%.

   Presbyterian Agreement. In November 1996, the Company signed a letter agreement, subject to additional documentation, to provide management services for, and enter into an affiliation agreement with, NewCourtland, Inc. ("NewCourtland"), a wholly owned subsidiary of the Presbyterian Foundation of Philadelphia (the "Foundation"), a non-profit organization. Under the terms of the agreement, Genesis will become the exclusive third-party manager of eight eldercare facilities with 1,687 beds located in Philadelphia and throughout the Delaware Valley. Genesis will provide specialty medical services, including pharmacy and rehabilitation therapy to the NewCourtland facilities. The agreement provides that Genesis will enter into management agreements with the facilities to commence no later than February 1, 1997. The historical annual revenues of the facilities were in excess of $80 million for the fiscal year ended June 30, 1996. Additionally, NewCourtland will enter into an affiliation arrangement with Genesis ElderCare(SM) Network. Genesis will receive the exclusive right to manage any facility that may be acquired or developed by NewCourtland. Currently, NewCourtland retains a purchase option for four additional facilities with 514 beds and annual revenues in excess of $20 million.

   In addition to the management and affiliation agreements, Genesis and the Foundation have agreed to commit equally to guarantees to facilitate the refinancing of certain long-term care facilities; capital improvements; and working capital. See "Cautionary Statements Regarding Forward Looking Statements."

Revenue Sources

   The Company derives its basic healthcare and specialty medical revenue from private pay sources, state Medicaid programs and Medicare. The Company classifies payments from persons or entities other than the government as private pay and other revenue. The private pay and other classification also includes revenues from commercial insurers, health maintenance organizations and other charge-based payment sources. Blue Cross and Veterans Administration payments are included in private pay and other revenues and are made pursuant to renewable contracts negotiated with these payors.

   Medicare is a federally funded and administered health insurance program that consists of Parts A and B. Participation in Part B is voluntary and is funded in part through the payment of premiums. Benefits under Part A include inpatient hospital services, skilled nursing in an eldercare center and medical services such as physical, speech and occupational therapy, certain pharmaceuticals and medical supplies. Part B provides coverage for physician services. Part B also reimburses for medical services with the exception of pharmaceutical services. Medicare benefits are not available for intermediate and custodial levels of care; however, medical and physician services furnished to such patients may be reimbursable under Part B. Under the Part A reimbursement methodology, each eldercare center receives an interim payment during the year which is adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. For services not billed through each eldercare center, the Company's specialty medical operations bill Medicare directly for nutritional support services, infusion therapy, certain medical supplies and equipment, physician services and certain therapy services as provided. Medicare payments for these services may be based on reasonable cost charges or a fixed-fee schedule determined by Medicare.

   Medicaid is the state administered reimbursement program that covers both skilled and intermediate long-term care. Although Medicaid programs vary from state to state, typically they provide for payment for services including nursing facility services, physician's services, therapy services and prescription drugs, up to established ceilings, at rates based upon cost reimbursement principles. Reimbursement rates are typically determined by the state from cost reports filed annually by each center, on a prospective or retrospective basis. In a prospective system, a rate is calculated from historical data and updated using an inflation index. The resulting prospective rate is final, but in some cases may be adjusted pursuant to an audit. In this type of payment system, center cost increases during the rate year do not affect payment levels in that year. In a retrospective system, final rates are based on reimbursable costs for that year. An interim rate is calculated from previously filed cost reports, and may include an inflation factor to account for the time lag between the final cost report settlement and the rate period. Consequently, center cost increases during any year may affect revenues in that year. Certain states are scheduled to convert, or have recently converted, from a retrospective system, which generally recognizes only two or three levels of care, to a case mix prospective pricing system, pursuant to which payment to a center for patient services directly considers the individual patient's condition and need for services. The effect, if any, of such a payment system on the Company is unclear. The Company employs specialists in reimbursement at the corporate level to monitor both Medicaid and Medicare regulatory developments to comply with all reporting requirements and to insure appropriate payments.

   The following table reflects the allocation of customer service revenues among these sources of revenue.

                           1996        1995       1994       1993     1992
                           -----       ----       ----       ----     ----

Private pay and other       39%         38%        41%       42%      41%
Medicaid                    36          41         43        44       47
Medicare                    25          21         16        14       12
                            --          --         --        --       --

Total                      100%        100%       100%      100%      100%
                           ====        ====       ====      ====      ====

See "Cautionary Statements Regarding Forward Looking Statements."

Marketing

   Marketing for eldercare centers is focused at the local level and is conducted primarily by the center administrator and its admissions director who call on referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations. Besides actively soliciting admissions from these sources, the Company's marketing objective is to maintain public awareness of the eldercare center and its capabilities. The Company takes advantage of its regional concentrations in its marketing efforts, where appropriate, through consolidated marketing programs which benefit more than one center.

   Genesis markets specialty medical services to its managed eldercare centers, as well as to independent healthcare providers, in addition to providing such services to its owned and leased eldercare centers. The Company markets its rehabilitation therapy and institutional pharmacy and medical supply services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies. The corporate business development department, through regional managers, markets the Company's subacute program directly to insurance companies, managed care organizations and other third party payors. In addition, the marketing department supports the eldercare centers in developing promotional materials and literature focusing on the Company's philosophy of care, services provided and quality clinical standards. See "Governmental Regulation" below for a discussion of the federal and state laws which limit financial and other arrangements between healthcare providers.

   In February 1996, the Company announced a consolidation of its core business under the name Genesis ElderCareSM. The Genesis ElderCare logo and trademark have been featured in a series of print advertisements in publications serving the regional markets in which the Company operates. The Company's marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. The Company is using advertising to promote its brand name in trade, professional and business publications and to promote services directly to consumers.

Personnel

   At November 30, 1996, Genesis employed over 28,000 people, including approximately 19,200 full-time and 8,800 part-time employees. Approximately 22% of these employees are physicians and nursing and professional staff.

   The Company currently has collective bargaining agreements which relate to 34 facilities including eight managed eldercare centers. The agreements expire at various dates from 1997 through 2000 and cover approximately 3,000 employees. The Company believes that its relationship with its employees is generally good.

Employee Training and Developmentg

   Genesis believes that nursing and professional staff retention and development has been and continues to be a critical factor in the successful operation of the Company. In response to this challenge, a compensation program which provides for annual merit reviews as well as financial and quality of care incentives has been implemented to promote center staff motivation and productivity and to reduce turnover rates. Management believes that the Company's wage rates for professional nursing staff are commensurate with market rates. The Company also provides employee benefit programs which management believes, as a package, exceed industry standards. The Company has not experienced any significant difficulty in attracting or retaining qualified personnel.

   In addition, Genesis has established an internal training and development program for both nurse assistants and nurses. Employee training is emphasized by the Company through a variety of in-house programs as well as a tuition reimbursement program. The Company has established, company-wide, the Genesis Nursing Assistant Specialist Program. This program is offered on a joint basis with community colleges. Classes are held on the employees' time, last for approximately six months and provide advanced instruction in nursing care. The Company pays the tuition. When all of the requirements for class participation have been met through attendance, discussion and examinations, the nurse aide graduates and is awarded the title of Nursing Assistant Specialist and receives a salary adjustment. The Company has maintained a retention rate of 75% since 1988 of the nurses aide graduates. Over 1,300 nurse aides have graduated from the Genesis Nursing Assistant Specialist Program and received an increase in salary. As the nurse aide continues through the career ladder, the Company continues to provide incentives. At the next level, Senior Nursing Assistant Specialist, the employee receives another increase in salary and additional tuition reimbursement of up to $2,250 toward becoming a Licensed Practical Nurse ("LPN") or Registered Nurse ("RN") and at the Senior Nursing Assistant Specialist Coordinator level, tuition reimbursement increases to a maximum of $3,000 per year towards a nursing degree.

    The Company began a junior level management and leadership training program in 1990 referred to as the Pilot Light Program. The target audience for this training is RN's and LPN's occupying charge nurse positions within the Company's nursing centers as well as junior level managers throughout the Genesis networks. Over 475 participants have graduated from this program.

   In addition, a flexible RN associate degree program has been established to meet the needs of those employees who cannot attend nursing school on a full-time basis. The program is conducted jointly with local community colleges and Regents College in New York. The program combines self-study, flexible class scheduling, mentoring and tutoring by Genesis professional nursing staff. This format allows for a self-paced RN degree. Currently, there are approximately 18 Genesis employees enrolled in this program, which the Company believes is the first of its kind in the United States.

Governmental Regulation

   The federal government and all states in which the Company operates regulate various aspects of the Company's business. The Company's eldercare centers are subject to certain federal statutes and regulations and to statutory and regulatory licensing requirements by state and local authorities. All Genesis eldercare centers are currently so licensed. In addition, eldercare centers are subject to various local building codes and other ordinances.

   All of the Company's eldercare centers and healthcare services, to the extent required, are licensed under applicable law. All eldercare centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid, Medicare or Veterans Administration programs. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all eldercare centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. The Company believes that its centers are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. Genesis reviews such notices and takes appropriate corrective action. In most cases, Genesis and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a center, including the imposition of fines, temporary suspension of admission of new patients to the center, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a center's license. These actions may adversely affect the eldercare centers' ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse measures, including loss of licensure or eligibility to participate in Medicare and Medicaid programs. Certain of the Company's centers have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was taking steps to decertify the centers from participation in Medicare and Medicaid programs. In all cases, such deficiencies were remedied before any centers were decertified.

   All but nine of the Genesis eldercare centers provide skilled nursing services and are currently certified to receive benefits provided under Medicare for these services. Additionally, all Genesis eldercare centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of an eldercare center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

   Under the various Medicaid programs, the federal government supplements funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates based generally on cost reimbursement principles.

   Most states in which Genesis operates have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center's license and adverse reimbursement action.

   The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. These laws also include the "Stark legislations" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has an ownership interest. In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company. Although the Company has contractual arrangements with some healthcare providers to which the Company pays fees for services rendered or products provided, the Company believes that its practices are not in violation of these laws. The Company cannot accurately predict whether enforcement activities will increase or the effect of any such increase on its business. There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. In particular, the federal government has issued recent fraud alerts concerning double billing, homehealth services and the provisions of medical suppliers. Accordingly, it is anticipated that these areas may come under closer scrutiny by the government. The Company cannot accurately predict the impact of any such initiatives. See "Cautionary Statements
Regarding Forward Looking Statements."

Competition

   The Company competes with a variety of other companies in providing healthcare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competing companies may offer newer or different centers or services than the Company and may thereby attract the Company's customers who are either presently residents of its eldercare centers or are otherwise receiving its healthcare services.

   The Company operates eldercare centers in 12 states. In each market, the Company's eldercare centers may compete for customers with rehabilitation hospitals, subacute units of hospitals, skilled or intermediate nursing centers and personal care or residential centers which offer comparable services to those offered by the Company's centers. Certain of these providers are operated by not-for-profit organizations and similar businesses which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. In competing for customers, a center's local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, other community organizations, health maintenance organizations and the customer's families and friends. Members of a customer's family generally actively participate in selecting an eldercare center. Competition for subacute patients is intense among hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community, services offered, the appearance of a center and the cost of services. See "Cautionary Statements Regarding Forward Looking Statements."

   Genesis competes in providing specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in the specialty medical services business are similar to those in the eldercare center business and include reputation, the quality of clinical services, responsiveness to patient needs, and the ability to provide support in other areas such as third party reimbursement, information management and patient record-keeping. See "Cautionary Statements Regarding Forward Looking Statements."

Insurance

   Genesis carries property and general liability insurance, professional liability insurance, and medical malpractice insurance coverage in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage. Genesis also requires that physicians practicing at its eldercare centers carry medical malpractice insurance to cover their individual practice.

ITEM 2:  PROPERTIES


Facilities

   The following table provides information by state regarding the eldercare centers owned, leased and managed by the Company as of November 30, 1996.

                      Wholly-Owned       Jointly-Owned           Leased            Managed
                        Centers            Centers              Centers            Centers              Total
                   ---------------     ---------------      ---------------    ---------------     ---------------
                   Centers    Beds     Centers    Beds      Centers    Beds    Centers    Beds     Centers    Beds
                   -------    ----     -------    ----      --------   ----    --------   ----     -------    ----
Maryland .....        12     1,958         2       206         9     1,326         4       706        27     4,196

Pennsylvania .        18     2,542         1       105        --        --         7       802        26     3,449

Florida ......         4       598        --        --        10     1,231        13     1,404        27     3,233

New Jersey ...        14     1,836        --        --         2       404         4       676        20     2,916

Massachusetts          8     1,092        --        --        --        --         5       606        13     1,698

New Hampshire          7       650        --        --         6       608        --        --        13     1,258

Virginia .....         2       421        --        --         4       670        --        --         6     1,091

Connecticut ..         4       615        --        --         1       120        --        --         5       735

Delaware .....         4       504        --        --        --        --         1       158         5       662

North Carolina        --        --        --        --        --        --         2       340         2       340

Vermont ......         2       256        --        --        --        --        --        --         2       256

West Virginia         --        --        --        --         2       180        --        --         2       180
                  ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
     Totals ..        75    10,472         3       311        34     4,539        36     4,692       148    20,014
                  ======    ======    ======    ======    ======    ======    ======    ======    ======    ======


      Excludes beds in facilities which were unavailable for occupancy due to renovations. The above table excludes 4 eldercare centers in Colorado with 283 beds which the Company is providing management services until December 31, 1996.

ITEM 3:  LEGAL PROCEEDINGS

   Genesis is a party to litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its financial position. See "Cautionary Statements Regarding Forward Looking Statements."

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.1:  EXECUTIVE OFFICERS

EXECUTIVE OFFICERS

   The following table sets forth certain information with respect to the executive officers of the Company.


         Name                Age             Position
         ----                ---             --------
Michael R. Walker            48      Chairman and Chief Executive Officer
Richard R. Howard            47      President, Chief Operating Officer and Director
David C. Barr                46      Executive Vice President
John F. DePodesta            52      Senior Vice President- Law and Public Policy
George V. Hager, Jr.         40      Senior Vice President and Chief Financial Officer
Edward B. Romanov, Jr.       45      Senior Vice President- Development
Maryann Timon                43      Senior Vice President - Managed Care
Edward J. Boeggeman          49      Vice President and Controller
Kenneth R. Kuhnle            41      Vice President and Treasurer
Marc D. Rubinger             47      Vice President and Chief Information Officer



   Michael R. Walker is the founder of the Company and has served as Chairman and Chief Executive Officer of the Company since its inception. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and the Board of Trustees of Universal Health Realty & Income Trust.

   Richard R. Howard has served as a director of the Company since its inception and as Chief Operating Officer since June 1986. He joined the Company in September 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

   David C. Barr has served as Executive Vice President of the Company since October 1988. Prior to joining Genesis, Mr. Barr was a principal of a private consulting firm, Kane Maiwurm Barr, Inc., which provided management consulting for small and medium-sized firms. Prior to forming this firm, he served as Executive Vice President of Allegheny Beverage Corporation, a service conglomerate. During 1984 and 1985, Mr. Barr served withEquibank, Pittsburgh, Pennsylvania, where he held several positions including Executive Vice President of Corporate Banking. Mr. Barr graduated in 1972 from the University of Miami with a Bachelor of Science degree in Accounting.

   John F. DePodesta joined the Company as Senior Vice President, Law and Public Policy in January 1996. Mr. DePodesta was previously a partner and currently is of-counsel in the law firm of Pepper, Hamilton & Scheetz. In addition to his position with the Company, Mr. DePodesta currently serves as the Executive Vice President, Law and Regulatory Affairs, and Director of Primus Telecommunications, Inc., and the Chairman of the Board of Iron Road Railways, Incorporated, both of which he co-founded in 1994. Mr. DePodesta received a Bachelor of Arts degree from Harvard College in 1966 and his Juris Doctor from the University of Pennsylvania Law School in 1969. Pepper, Hamilton & Scheetz performs outside legal services for the Company.

   George V. Hager, Jr. has served the Company as Senior Vice President and Chief Financial Officer since February 1994. Mr. Hager joined the Company in July 1992 as Vice President and Chief Financial Officer. Mr. Hager was previously partner in charge of the healthcare practice for KPMG Peat Marwick LLP in the Philadelphia office. Mr. Hager began his career at KPMG Peat Marwick LLP in 1979 and has over 15 years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

   Edward B. Romanov, Jr. has served as Senior Vice President, Development since May 1992. From June 1990 through April 1, 1995, Mr. Romanov served as a financial consultant to the Company pursuant to a Consulting and Services Agreement between the Company and American Community Environments Corporation of which he is an employee. Mr. Romanov was founder and President of WesTerra Construction, WesTerra Capital Company and WesTerra Development, through which Mr. Romanov developed and financed real estate projects. Mr. Romanov holds both a Master of Business Administration and a Bachelor of Science degree from Lehigh University.

   Maryann Timon has served as Senior Vice President for Managed Care since May 1996. From January 1995 through May 1996 she served as Corporate Vice President of the Managed Care Division. Ms. Timon joined the Company in December 1990 to form and serve as President of a wholly-owned subsidiary, Healthcare Services Network. Ms. Timon was previously President of Mercy Ventures, Inc., a five-company healthcare specialty group owned by Mercy Medical Center in Baltimore, Maryland. Ms. Timon has 25 years of experience providing eldercare healthcare services. Ms. Timon received an Associate Degree in Applied Science in Nursing in 1973 from the State University of New York at Canton, a Bachelor of Science Degree in Nursing in 1976 from the State University of New York at Utica/Rome and a Master of Gerontological Nursing Degree in 1978 from the University of Rochester.

   Edward J. Boeggeman has served as Vice President and Corporate Controller of the Company since December 1993. He joined Genesis in January 1993 as Controller of Genesis Health Centers. Mr. Boeggeman has over twenty years of experience in the healthcare industry, including four years with KPMG Peat Marwick LLP from 1979 to 1983. Prior to joining Genesis, he served in various accounting positions including Assistant Controller, Controller and Vice President of Financial Affairs at a teaching hospital, academic medical center and community hospital, all within the Greater Philadelphia area. Mr. Boeggeman received a Bachelor of Arts degree in Accounting from Villanova University in 1973 and is a certified public accountant.

   Kenneth R. Kuhnle has served as Vice President and Treasurer of the Company since February 1990. He joined Genesis in October 1988 as Reimbursement Director, which includes responsibility for monitoring government programs as well as third party reimbursement planning and maximization. Mr. Kuhnle served as Reimbursement Manager for Beverly Enterprises, owners and operators of long-term care centers, from January 1986 to October 1988 and as Medicare Auditor for Aetna Life Insurance Company from November 1982 to December 1985. He received a Bachelor of Science degree in Business Administration from Temple University in 1979. Mr. Kuhnle serves as President of the Delaware Healthcare Facilities Association and President of the Worcester chapter of the Massachusetts Federation of Nursing Homes.

   Marc D. Rubinger has served as Vice President and Chief Information Officer since November 1995. Prior to joining the Company, Mr. Rubinger served as General Manager-Decision Support Systems of Shared Medical Systems. From 1975 through 1986, Mr. Rubinger was with Ernst & Young in their national healthcare consulting practice, most recently as a partner. Mr. Rubinger received a Bachelor of Arts degree in Bioscience from Binghamton University in 1971 and a Masters of Health Administration and Planning from The George Washington University in 1973.

                                     PART II



ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The following table indicates the high and low sale prices per share, as reported on the New York Stock Exchange.


           Calendar Year                   High             Low
           -------------                 -------           -----
  1996
  First Quarter....................       $30.12          $23.50
  Second Quarter...................       $33.75          $27.12
  Third Quarter....................       $31.12          $21.25
  Fourth Quarter *.................       $30.37          $22.00

  1995
  First Quarter....................       $21.67         $ 19.00
  Second Quarter...................       $21.33         $ 17.33
  Third Quarter....................       $24.83         $ 18.17
  Fourth Quarter...................       $25.00         $ 19.00

*  Through December 19, 1996

   As of December 19, 1996, 34,900,863 shares of Common Stock were held of record by 589 shareholders. The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Certain of the Company's outstanding loans contain covenants which limit the Company's ability to declare dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   On June 5, 1996, the Company issued 312,744 shares of its common stock to Michael and Jessica Bronfein and Stanton and Renee Ades, in consideration of the Company's purchase of Professional Pharmacies, Inc. as part of the NeighborCare Transaction. The shares were not registered under the Securities Act. The Company believes that the shares were exempt from registration under Section 402 of the Securities Act.

ITEM 6:  SELECTED FINANCIAL DATA


                                                                      September 30,
                                                          1996         1995         1994         1993         1992
-------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
(in thousands, except per share data)

Net revenues                                            $671,469     $486,393     $388,616     $219,809     $196,253
Operating income before capital costs*                   128,269       93,253       69,373       38,129       35,597
Earnings before income taxes, extraordinary
  items, cumulative effect of an accounting
  change and debenture conversion expense                 59,331       40,296       27,710       18,903       12,443
Earnings before extraordinary items,
  cumulative effect of an accounting
  change and debenture conversion expense                 37,966       25,531       17,691       11,909        7,710

Net income                                                37,169       23,608       17,673       11,909        7,433
Per common share data (fully diluted): **
Earnings before extraordinary items
  cumulative effect of an accounting
  change and debenture conversion expense                  $1.31      $  1.03     $   0.84     $   0.67     $   0.53
Net income                                                  1.29         0.97         0.84         0.67         0.51
Weighted average shares of common stock
  and equivalents                                         31,130       28,452       24,820       17,929       14,495

-------------------------------------------------------------------------------------------------------------------------
Financial Measurements
Operating income before capital costs*
  as a percent of revenue                                   19.1%        19.2%        17.8%        17.3%        18.1%
Earnings before income taxes, extraordinary
  items,  cumulative effect of an accounting
  change and debenture conversion expense
  as a percent of revenue                                    8.8%         8.3%         7.1%         8.6%         6.3%
Return*** (before interest)
  on average assets employed                                 8.2%         7.0%         6.2%         7.6%         7.2%
Return*** on average shareholders' equity                   11.6%        12.3%        11.6%        11.4%        11.4%
Long-term debt to equity ratio                               .66          1.4          1.3          .67          .97

Operating Data

Payor mix (as a percent of patient service revenue):
  Private and other                                           39%          38%          41%          42%          41%
  Medicare                                                    25%          21%          16%          14%          12%
  Medicaid                                                    36%          41%          43%          44%          47%
Average owned/leased health center beds                    9,429        8,268        7,530        4,686        4,871
Occupancy percentage                                        92.6%        91.9%        91.9%        94.6%        96.0%
Specialty medical revenue per patient day-
  health centers division                               $  29.94     $  25.06     $  17.80     $  16.79     $  14.35



Specialty medical revenues-health
  services division
  (in thousands)                                        $254,663     $154,833     $109,452     $ 63,790     $ 40,210
Average managed life care units and
  health center beds                                       5,030       10,374        9,922        6,203        5,680
Average full-time equivalent personnel                    16,325       12,180        8,623        3,810        3,782

Balance Sheet Data (in thousands)

Working capital                                         $155,491     $132,274     $ 66,854     $ 50,081     $ 31,986
Total assets                                            $950,669      600,389      511,698      236,978      188,677
Long-term debt                                          $338,933      308,052      250,807       83,842       80,170
Shareholders' equity                                    $514,608      221,548      195,466      125,348       82,703

-------------------------------------------------------------------------------
* Capital costs include depreciation and amortization, lease expense , interest expense and debenture conversion expense.
** Reflects a three for two stock dividend on the common stock effective March
   29, 1996.
*** Before extraordinary items, cumulative effect of an accounting change and debenture conversion expense.

Please refer to Management's Discussion and Analysis of Financial Condition for a description of significant transactions.

-------------------------------------------------------------------------------

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


General

Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical services to geriatric patients. The delivery of these services was originally concentrated in the eldercare centers owned and leased by the Company, but now also includes managed eldercare centers, independent healthcare facilities, outpatient clinics and home health care.

The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues all room and board charges for its eldercare customers at its owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, subacute care programs, home health care, physician services, and other specialized services. Management services and other include fees earned for management of eldercare centers, other service related businesses and transactional revenues.

Genesis delivers its services principally through three divisions. The largest, in terms of revenues, is Genesis ElderCare Centers (formerly Genesis Health Centers), which at September 30, 1996 included 85 owned and leased eldercare centers. The second, Genesis ElderCare Services (formerly Genesis Health Services), provides specialty medical services to all centers owned, leased or managed by Genesis as well as to over 500 independent healthcare providers, The third, Genesis ElderCare Network Services (formerly Genesis Management Resources), manages 39 eldercare centers.

Certain Transactions

Effective October 1, 1996, subsequent to the fiscal year end, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (The "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC stock. The total consideration paid, including assumed indebtedness of approximately $132,000,000, is approximately $223,000,000. The merger was financed in part with approximately $121,250,000 in net proceeds from an offering of 9 1/4% Senior Subordinated Notes issued in October 1996. The remaining consideration was financed through borrowings under the Company's bank credit facility. The GMC Transaction added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operates businesses which provide a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services.

In September 1996, the Company acquired $7,500,000 of convertible preferred stock of Doctors Health System, Inc. ("Doctors Health"), an independent physician owned and controlled integrated delivery system and practice management company. An additional $2,500,000 of convertible preferred stock may be purchased before December 31, 1996. The convertible preferred stock carries an 8% cumulative dividend and is convertible into common stock, and if converted would represent an approximate 10% ownership interest in Doctors Health. Also, the Company is committed to purchase an additional $10,000,000 of convertible preferred stock upon Doctors Health's achievement of certain operational and financial benchmarks. The additional investment, if made and converted to common stock, would raise the Company's ownership interest to approximately 20%.

In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, Eidos, Inc. and Versalink, Inc. (collectively "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700,000 and subsequently leased the centers to a subsidiary of Genesis under operating lease agreements and an $85,000,000 lease financing facility. The balance of the total consideration paid to National Health was funded with available cash of $51,800,000 and assumed indebtedness of $7,900,000. National Health added 16 eldercare centers in Florida , Virginia and Connecticut with approximately 2,200 beds to Genesis. National Health also provides enteral nutrition and rehabilitation therapy services to the eldercare centers which it owns and leases.

In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc., ("NeighborCare") a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250,000, comprised of approximately $47,250,000 in cash and 312,744 shares of Genesis common stock.

In March 1996, the Company sold four eldercare centers and a pharmacy in Indiana for approximately $22,250,000 (The "Indiana Transaction").

In March 1996, the Company acquired for total consideration of approximately $31,900,000 including the payment of assumed debt, the remaining approximately 71% joint venture interests of four eldercare centers in Maryland and the remaining 50% joint venture interest of an eldercare center in Florida (the "Partnership Interest Purchase").

In January 1996, the Company acquired the speech therapy, occupational therapy and physical therapy services businesses of Medical and Rehab Support Services, Inc., Professional Rehabilitation Network, Inc. and Healthcare Rehab Services, Inc. (collectively, "Therapy Companies") for approximately $9,300,000. The Therapy Companies provide these services in the Company's Chesapeake region. The acquisition was financed with borrowings under the Company's bank credit facilities.

Prior to January 1, 1996, the Company provided management, development and marketing services to life care communities operated by Adult Community Total Services, Inc. ("ACTS"), a Pennsylvania non-profit corporation, pursuant to a management agreement which was to expire in April 1998. Effective January 1, 1996, Genesis restructured its relationship with ACTS. Under the revised arrangement, Genesis earned a $2,000,000 restructuring fee and will no longer manage the ACTS life care communities. Genesis will continue to provide development services for a fee in an amount equal to five percent of the total cost of developing and completing facilities developed by ACTS. The development portion of the contract has been extended to December 2002 and Genesis is guaranteed a minimum annual development fee of approximately $1,500,000. Genesis also continues to provide certain ancillary services to the ACTS communities.

On November 30, 1995, the Company acquired McKerley Health Care Centers ("McKerley") for total consideration of approximately $68,700,000. The transaction (the "McKerley Transaction") also provides for up to an additional $6,000,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997. McKerley owns or leases 15 geriatric care facilities in New Hampshire and Vermont with a total of 1,535 beds and operates a home healthcare company. The acquisition was financed with borrowings under the credit facility and assumed indebtedness.

On September 30, 1995, the Company sold for $19,570,000 and simultaneously entered into a three-year contract to manage five facilities totaling 606 beds to the AGE Institute of Massachusetts ("AIMASS"). The Company extended approximately $18,000,000 of financing in connection with the sale, which was repaid in full in Fiscal 1996.

In August 1995, the Company entered into a software license agreement for a clinical operating system with Health Data Systems, Inc. The total commitment under the license agreement is $12,000,000. The Company has estimated the cost to install the system and related hardware, not including amounts paid for the software license, to be approximately $18,000,000.

On April 1, 1995, the Company acquired TherapyCare Systems, L.P. ("Therapy Care") for approximately $7,000,000. TherapyCare provided physical therapy, occupational therapy and speech therapy to 73 long term care facilities throughout Pennsylvania.

Fiscal 1996 Compared to Fiscal 1995

The Company's total net revenues for fiscal year ended September 30, 1996 ("Fiscal 1996") were $671,469,000 compared to $486,393,000 for the fiscal year ended September 30, 1995 ("Fiscal 1995"), an increase of $185,076,000 or 38%. Basic healthcare services increased $69,895,000 or 25%, approximately $41,652,000 of which is due to the McKerley Transaction, National Health transaction and the Partnership Interest Purchase in March 1996 (which was partially offset by the sale of five eldercare centers in the AIMASS transaction in September 1995 and the Indiana Transaction in March 1996), with the remainder due to a shift in payor mix from Medicaid to Medicare and rate increases. Specialty medical services revenue increased $110,101,000 or 61%, of which approximately $57,000,000 is due to acquisitions, with the remainder due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical service revenue per patient day in the health centers division increased 19% to $29.94 in Fiscal 1996 compared to $25.06 in Fiscal 1995 primarily due to treatment of higher acuity patients. Management services and other income increased $5,080,000 or 18%. This increase is primarily due to an increase in service related business revenues (group purchasing and staff replacement services) of approximately $3,500,000 and an increase in transactional gains of approximately $2,600,000. Transactional and other activity in Fiscal 1996 included net gains recognized in connection with the sale of an investment, the Indiana Transaction and the sale of a majority interest in one eldercare center in Maryland.

The Company's operating expenses before debenture conversion expense, depreciation, amortization, lease expense and interest expense were $543,200,000 for Fiscal 1996 compared to $393,139,000 for Fiscal 1995, an increase of $150,061,000 or 38%, of which approximately $84,335,000 was due to the McKerley Transaction, Neighbor Care transaction and National Health transaction, and the remaining $65,726,000 is attributed to an increase in cost of goods sold related to increased specialty medical service revenues, and inflationary wage and benefit increases.

During Fiscal 1996, the Company converted approximately $42,500,000 of its 6% Senior Subordinated Convertible Debentures due 2003 ("the Debentures"). In connection with the early conversion of a portion of the Debentures, the Company paid approximately $1,245,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the results of operations.

Depreciation and amortization expense increased to $25,374,000 in Fiscal 1996 from $18,793,000 in Fiscal 1995 as a result of Fiscal 1996 acquisitions and capital expenditures.

Lease expense increased to $18,638,000 in Fiscal 1996 from $13,798,000 in Fiscal 1995 of which approximately $2,000,000 is related to the McKerley Transaction and $1,600,000 is related to the National Health transaction.

Interest expense increased $4,560,000 or 22%. This increase reflects increased debt levels used to fund acquisitions and a higher average prevailing interest rate due to the June 1995 issuance of $120,000,000 of 9 3/4% Notes.

Fiscal 1995 Compared to Fiscal 1994

The Company's total net revenues for Fiscal 1995 were $486,393,000 compared to $388,616,000 for the fiscal year ended September 30, 1994 ("Fiscal 1994"), an increase of $97,777,000 or 25%. Basic healthcare services increased $37,857,000 or 16% of which approximately $20,500,000 is due to the Meridian transaction included in the entire period in Fiscal 1995 as compared to ten months in Fiscal 1994, approximately $3,400,000 is due to two facilities which were leased in Fiscal 1995 that were managed for a part of Fiscal 1994 and the remaining increase is due to providing care to higher acuity patients and to rate increases. Specialty medical services revenue increased $54,609,000 or 43% of which approximately $6,000,000 is due to the Meridian transaction, approximately $13,000,000 is due to acquisitions during Fiscal 1995 and the remainder is due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical service revenue per patient day in the health centers division increased 41% to $25.06 in Fiscal 1995 compared to $17.80 in Fiscal 1994 primarily due to treatment of higher acuity patients. Management services and other income increased $5,311,000 or 23%. This increase is primarily due to the management contracts and other unrelated businesses acquired in the Meridian transaction as well as inflationary rate increases. The number of geriatric care facilities under management contracts increased from 31 at September 30, 1994 to 35 at September 30, 1995.

The Company's operating expenses before depreciation, amortization, lease expense and interest expense were $393,139,000 for Fiscal 1995 compared to $319,243,000 for Fiscal 1994, an increase of $73,896,000 or 23%. Salaries, wages and benefits increased $45,076,000 or 23% of which approximately $14,500,000 relates to the Meridian transaction, approximately $2,100,000 related to two facilities leased in Fiscal 1995 that were managed for a part of Fiscal 1994 and the remainder is due to the impact of acquisitions and growth in the institutional pharmacy, medical supply and contract therapy divisions.

Other operating expenses increased $28,885,000 or 26% of which approximately $8,500,000 is due to the Meridian transaction and the remainder is due to increased sales in the pharmacy and medical supply divisions.

Depreciation and amortization expense increased from $14,982,000 in Fiscal 1994 to $18,793,000 in Fiscal 1995 primarily due to the Meridian transaction.

Lease expense increased from $11,376,000 in Fiscal 1994 to $13,798,000 in Fiscal 1995 of which $1,000,000 is related to the Meridian transaction, $500,000 is due to two facilities that were leased in Fiscal 1995 that were managed for a part of Fiscal 1994 and the remainder is due to new leases as a result of growth of the health services division and inflationary rate increases

Interest expense increased $5,061,000 or 33%. This increase in interest expense was due to increased debt used to finance the Meridian transaction outstanding for the entire period in Fiscal 1995 compared to ten months in the prior year, borrowings under the revolving credit agreement and a higher average interest rate due to the issuance of $120,000,000 9 3/4% Senior Subordinated Notes in June 1995.

In connection with the early repayment of debt and the restructuring and amendment of its bank credit facility, the Company recorded an extraordinary loss of approximately $1,923,000 to write off unamortized, deferred financing fees.

Liquidity and Capital Resources

Working capital increased to $155,491,000 at September 30, 1996 from $132,274,000 at September 30, 1995. Accounts receivable increased to $141,716,000 at September 30, 1996 from $101,123,000 at September 30, 1995.
Approximately $35,100,000 of this increase relates to accounts receivables purchased as part of the fiscal 1996 acquisitions, including the National Health transaction, NeighborCare transaction, McKerley transaction, the January 1996 acquisition of Therapy Companies, and the Partnership Interest Purchase. The remaining increase of $5,493,000 relates primarily to the continuing shift in business mix to specialty medical services including the specialty medical business acquired during Fiscal 1995. Days of revenue in accounts receivable decreased from 70 to 62 during this period as a result of improved collections and collection processes. Cost report receivables increased approximately $15,304,000 primarily due to an increase in Medicare revenues which are reimbursed on a retrospective cost basis. Included in this increase is approximately $8,311,000 related to estimated Medicare reimbursement for costs that exceeded routine cost limitations. The Company's cash flow from operations for Fiscal 1996 was $36,232,000 compared to $11,188,000 for Fiscal 1995, primarily as a result of improved receivable collections and collection processes. Investing activities for the year ended September 30, 1996 include $38,645,000 of capital expenditures primarily related to betterments and expansion of eldercare centers, construction of pharmacy and medical supply distribution sites and investment in data processing hardware and software. The decrease in the balance of current portion of notes receivable from $18,493,000 at September 30, 1995 to $419,000 at September 30, 1996 relates to cash received of approximately $18,000,000 related to financing extended by the Company in Fiscal 1995 in connection with the sale of five facilities in Massachusetts to AIMASS. The Company used the proceeds to repay a portion of its Credit Facility. The increase in the non-current portion of notes receivable and other investments from $29,879,000 at September 30, 1995 to $92,574,000 at September 30, 1996 is primarily due to the Company extending a 10-1/4%, $45,000,000 mortgage loan and a 13%, $10,000,000 working capital loan to refinance the bank indebtedness of 11 managed eldercare centers in Florida and to eliminate the Company's guarantee of $18,500,000 of such indebtedness.

In November 1996, the Company called for redemption the then outstanding 6% Convertible Senior Subordinated Debentures (the "Debentures") at a redemption price equal to 104.2% of the principal amount. The Debenture holders had the option to tender Debentures at the redemption price or to covert the Debentures into Common Stock at a conversion price of $15.104 per share. All of the Debentures were converted to Common Stock. In connection with the early conversion of a portion of the Debentures during Fiscal 1996, the Company paid approximately $1,245,000 representing the prepayment of interest to debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the statement of operations.

In October 1996, subsequent to fiscal year end, the Company completed an offering of $125,000,000 9 1/4% Senior Subordinated Notes due 2006. The Company used the net proceeds of approximately $121,250,000 together with borrowings under the Credit Facility, to pay the cash portion of the purchase price of the GMC Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

In October 1996, the Company entered into an agreement with the lenders of the Credit Facility to increase the revolving credit facility to $300,000,000 and the lease financing facility to $150,000,000 and to release liens on accounts receivable, inventory and personal property. The revolving credit facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%. The lease financing facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%. The Company used the borrowings under the credit facility to fund the McKerley Transaction, the Partnership Interest Purchase and the acquisition of the Therapy Companies.

In May 1996, the Company completed an offering of 6,500,000 shares of Common Stock at $32.50 per share (the "1996 Equity Offering"), resulting in net proceeds of $202,280,000. The Company used the net proceeds from the offering to repay a portion of amounts outstanding under its credit facilities and to finance the National Health and NeighborCare transactions.

In March 1996, the Company sold four eldercare centers and a pharmacy in Indiana for approximately $22,250,000. The Company used the net proceeds from the sale to repay a portion of its Credit Facility.

Certain of the Company's outstanding loans contain covenants which, without the prior consent of the lenders, limit certain activities of the Company. Such covenants contain limitations relating to the merger or consolidation of the Company and the Company's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, the Company must maintain certain minimum levels of cash flow, and debt service coverage, and must maintain certain liabilities to net worth. Under these loans, the Company is restricted from paying cash dividends on the Common Stock, unless certain conditions are met. The Company has not declared or paid any cash dividends on its Common Stock since its inception.

Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Implementation of the Company's strategy to expand specialty medical services to independent providers should reduce the impact of changes in the Medicare and Medicaid reimbursement programs on the Company as a whole. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers.

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At December 6, 1996, $289,350,000 was outstanding under the revolving credit facility and the lease financing facility, and approximately $143,874,000 was available under the credit facilities after giving effect to $16,776,000 in outstanding letters of credit issued under the credit facilities.

Seasonality

The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, the Company has offset its increased operating costs by increasing charges for its services and expanding its services. Genesis has also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future. See "Cautionary Statements Regarding Forward Looking Statements."

ITEM 8:  FINANCIAL STATEMENTS AND  SUPPLEMENTARY DATA

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors
Genesis Health Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 7 to the Consolidated Financial Statements, Genesis Health Ventures, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1994.



                                                           KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
November 20, 1996,

Genesis Health Ventures, Inc. and subsidiaries
Consolidated Balance Sheets

                                                                             September 30,       September 30,
---------------------------------------------------------------------------------------------------------------
                                                                                 1996                1995
---------------------------------------------------------------------------------------------------------------
Assets                                                                       ( in thousands except share data)
Current assets:
        Cash and equivalents                                                   $  12,763           $  10,388
        Investments in marketable securities                                       5,517               3,455
        Accounts receivable, net of allowance for doubtful accounts
           of $11,131 in 1996 and $6,179 in 1995                                 141,716             101,123
        Cost report receivables                                                   41,575              26,271
        Inventory                                                                 17,051               9,601
        Current portion of notes receivable                                          419              18,493
        Prepaid expenses and other current assets                                 13,680              19,886
---------------------------------------------------------------------------------------------------------------
                  Total current assets                                           232,721             189,217
---------------------------------------------------------------------------------------------------------------
Property, plant, and equipment, net                                              350,929             244,671
Notes receivable and other investments                                            92,574              29,879
Other long-term assets                                                            24,595              20,825
Goodwill and other intangibles, net                                              249,850             115,797
---------------------------------------------------------------------------------------------------------------
                  Total assets                                                 $ 950,669           $ 600,389
---------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable                                                       $  33,781           $  19,401
        Accrued expenses                                                          15,331              13,951
        Current installments of long-term debt                                     3,720               2,539
        Accrued Compensation                                                      18,630              13,656
        Interest                                                                   5,342               5,513
        Income taxes payable                                                         426               1,883
---------------------------------------------------------------------------------------------------------------

                  Total current liabilities                                       77,230              56,943
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                   338,933             308,052
Deferred income taxes                                                             13,812               8,698
Deferred gain and other long-term liabilities                                      6,086               5,148
Shareholders' equity:
        Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 31,981,393 and 31,935,792 at September 30, 1996;
            22,081,267 and 22,035,666 at September 30, 1995                          640                 294
        Additional paid-in capital                                               411,472             155,927
        Retained earnings                                                        102,739              65,570
        Treasury stock, at cost                                                     (243)               (243)
---------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                     514,608             221,548
---------------------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity                   $ 950,669           $ 600,389
---------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

Genesis Health Ventures, Inc. and subsidiaries
Consolidated Statements of Operations

                                                                         Year ended September 30,
-----------------------------------------------------------------------------------------------------------
                                                                  1996           1995            1994
-----------------------------------------------------------------------------------------------------------

                                                            (In thousands, except share and per share data)
Net revenues:
   Basic healthcare services                                $    348,016    $    278,121     $    240,264
   Specialty medical services                                    290,428         180,327          125,718
   Management services and other, net                             33,025          27,945           22,634
-----------------------------------------------------------------------------------------------------------
        Total net revenues                                       671,469         486,393          388,616
-----------------------------------------------------------------------------------------------------------
Operating expenses:
   Salaries, wages and benefits                                  315,494         237,610          192,534
   Other operating expenses                                      201,866         137,945          109,059
   General corporate expense                                      25,840          17,585           17,650
Depreciation and amortization                                     25,374          18,793           14,982
Lease expense                                                     18,638          13,798           11,376
Interest expense, net                                             24,926          20,366           15,305
Debenture conversion expense                                       1,245             -                -
-----------------------------------------------------------------------------------------------------------
   Earnings before income taxes, extraordinary items and
     cumulative effect of a change in accounting principle        58,086          40,296           27,710
Income taxes                                                      20,917          14,765           10,019
-----------------------------------------------------------------------------------------------------------
   Earnings before extraordinary items and cumulative
      effect of a change in accounting principle                  37,169          25,531           17,691
Extraordinary items, net of tax                                        -          (1,923)            (553)
Cumulative effect of a change in accounting principle                  -               -              535
-----------------------------------------------------------------------------------------------------------
        Net income                                          $     37,169    $     23,608     $     17,673
-----------------------------------------------------------------------------------------------------------
Per common share data:
   Primary:
      Earnings before extraordinary items and cumulative
          effect of a change in accounting principle        $       1.35    $       1.13     $       0.89
      Net income                                            $       1.35    $       1.05     $       0.89
      Weighted average shares of common stock and
          equivalents                                         27,491,765      22,587,037       19,930,828
-----------------------------------------------------------------------------------------------------------
   Fully diluted:
      Earnings before extraordinary items and cumulative
          effect of a change in accounting principle        $       1.29    $       1.03    $        0.84
      Net income                                            $       1.29    $       0.97    $        0.84
      Weighted average shares of common stock and
          equivalents                                         31,130,045      28,452,436       24,819,711
-----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

Genesis Health Ventures, Inc. and subsidiaries
Consolidated Statements of Shareholders' Equity

                                                      Additional
(Dollars in thousands)                     Common       paid-in         Retained        Treasury
                                           stock        capital         earnings         stock            Total
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993           $    247        $101,273        $ 24,289        $   (460)         125,349
Issuance of additional common stock,
   net of issuance costs                      43          51,572             -                -            51,615
Issuance of shares from Treasury              -               -              -               100              100
Exercise of common stock options               1             728             -                -               729
1994 net earnings                             -               -           17,673              -            17,673
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                291         153,573          41,962            (360)         195,466
-------------------------------------------------------------------------------------------------------------------
Issuance of additional common stock          -               621             -               -                621
Issuance of shares from Treasury             -               -               -               117              117
Exercise of common stock options and
   issuance of stock bonus awards              3           1,733             -               -              1,736
1995 net earnings                            -               -            23,608             -             23,608
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                294         155,927          65,570            (243)         221,548
-------------------------------------------------------------------------------------------------------------------
Issuance of additional common stock,
   net of issuance costs                     136         211,529             -               -            211,665
Conversion of Debentures                      42          41,676             -               -             41,718
Exercise of common stock options               5           2,503             -               -              2,508
Effect of stock dividend                     163            (163)            -               -                -
1996 net earnings                             -              -            37,169             -             37,169
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996           $    640        $411,472        $102,739        $   (243)        $514,608
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

Genesis Health Ventures, Inc. and subsidiaries
Consolidated Statements of Cash Flows


                                                                                           Year ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                       1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
 Cash flows from operating activities:
         Net income                                                                 $  37,169     $  23,608     $  17,673
         Adjustments to reconcile net income to
              net cash provided by operating activities:
         Charges (credits) included in operations not requiring funds:
                 Provision for deferred taxes                                           5,114        (1,270)        4,483
                 Depreciation and amortization                                         25,374        18,793        14,982
                 Amortization of deferred gain                                           (460)         (460)         (319)
                 Debenture conversion expense                                           1,245           -             -
                 Extraordinary loss                                                       -           1,923           553
                 Cumulative effect of a change in accounting principle                    -             -            (535)
         Changes in assets and liabilities excluding the effects of acquisitions
                 Accounts receivable                                                   (6,256)      (25,564)      (15,485)
                 Cost reports receivable                                              (15,647)      (15,065)       (1,770)
                 Inventory                                                             (2,061)       (3,176)         (937)
                 Prepaid expenses and other current assets                              1,955         3,035        (6,705)
                 Accounts payable and accrued expenses                                 (7,758)        7,235         4,419
                 Accrued compensation and interest                                       (949)        1,258         4,558
                 Income taxes payable                                                  (1,494)          871          (354)
----------------------------------------------------------------------------------------------------------------------------
         Total adjustments                                                               (937)      (12,420)        2,890
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operations                                               36,232        11,188        20,563
----------------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
         Investments in marketable securities                                          (2,062)       (3,455)          -
         Capital expenditures                                                         (38,645)      (24,719)      (18,784)
         Payments for acquisitions, net of cash acquired                             (215,874)       (8,194)     (214,306)
         Proceeds from dispositions of facilities                                      21,521           -             -
         Notes receivable and other investment additions, net                         (42,113)      (23,074)          -
         Other long term asset (additions) dispositions                                (7,872)        9,971        (9,274)
----------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                       (285,045)      (49,471)     (242,364)
----------------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities
         Net borrowings (repayments) under working
           capital revolving credit                                                    50,799        30,100       (10,200)
         Repayment of long term debt                                                   (2,539)     (102,451)      (26,060)
         Proceeds from issuance of long-term debt                                         -         119,700       125,000
         Proceeds from issuance of convertible debentures                                 -             -          86,250
         Debt issuance costs                                                              -          (4,331)       (5,051)
         Proceeds from issuance of common stock                                       211,250           100        52,048
         Stock issuance costs                                                          (9,585)          -            (433)
         Debenture conversion expense                                                  (1,245)          -             -
         Stock options exercised                                                        2,508         1,736           523
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                    251,188        44,854       222,077
----------------------------------------------------------------------------------------------------------------------------

 Net increase in cash and equivalents                                                   2,375         6,571           276
 Cash and equivalents
         Beginning of year                                                             10,388         3,817         3,541
         End of year                                                                $  12,763     $  10,388     $   3,817
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
         Interest paid                                                              $  24,926     $  18,175     $  12,085
         Income taxes paid                                                          $  22,374     $  13,037     $   5,159
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

Genesis Health Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Genesis Health Ventures, Inc. and its wholly-owned subsidiaries (the Company or Genesis). All significant intercompany accounts and transactions have been eliminated in consolidation. All dollars, except per share amounts, and shares are expressed in thousands. All other amounts are expressed in whole numbers. Certain prior year balances have been reclassified to conform with current year presentation.

Business

The Company provides a broad range of healthcare services to the geriatric population, principally within four geographic markets in the eastern United States. These services include basic healthcare services traditionally provided in eldercare centers; specialty medical services, such as rehabilitation therapy, institutional pharmacy and medical supply services, community-based pharmacies and subacute care; and management services to independent geriatric care providers.

Property, Plant and Equipment

Land, land improvements, buildings, and equipment are stated at cost. Subsequent additions are recorded at cost. Depreciation of land improvements, buildings and equipment is calculated on the straight-line method over their estimated useful lives that range from three years to 35 years.

Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

Inventories

Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (FIFO) method.

Contractual Adjustments

Patient revenues are recorded based on standard charges applicable to all patients. Under Medicare, Medicaid, and other cost-based reimbursement programs, each facility is reimbursed for services rendered to covered program patients as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and patient payments are recorded as contractual adjustments and deducted from revenues.

Retroactively calculated third-party contractual adjustments are accrued on an estimated basis in the period the related services are rendered. Revisions to estimated contractual adjustments are recorded based upon audits by third-party payors, as well as other communications with third-party payors such as desk reviews, regulation changes and policy statements. These revisions are made in the year such amounts are determined.

Cash Equivalents

Short-term investments which have a maturity of ninety days or less at acquisition are considered cash equivalents.

Investments in Marketable Securities

Investments in marketable securities available for sale are recorded at their fair market value, with any unrealized gains or losses recognized as a component of shareholders' equity, until realized.

Deferred Financing Costs

Financing costs have been deferred and are being amortized on a straight-line basis over the term of the related debt. Deferred financing costs, net of accumulated amortization of $3,009 and $1,313, and included in other long term assets were $8,056 and $8,584 at September 30, 1996 and 1995, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired and is amortized on a straight-line basis from ten to forty years. Goodwill, net of accumulated amortization of $11,900 and $6,200, was $254,000 and $119,000 at September 30, 1996 and 1995, respectively. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted future cash flows.

Income Taxes

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109) was adopted by the Company in 1994. Under Statement 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Provision is made for deferred income taxes applicable to temporary differences between financial statement and taxable income.

Earnings Per Share

Primary earnings per share is based on the average number of shares of common stock outstanding during the period and the dilutive effect of stock options and other common stock equivalents. Fully diluted earnings per share reflect the conversion of the Convertible Senior Subordinated Debentures due 2003 as if such conversion had occurred on the date of issuance and the related interest expense had not been incurred.

Effective March 29, 1996, the Company issued a three for two stock dividend on its common stock. Share and per share information in the accompanying consolidated financial statements have been adjusted accordingly.

Use of Estimates

Management of the Company has made a number of estimates relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

New Accounting Pronouncements

In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Company is required to adopt Statement 121 for the year ending September 30, 1997. The Company believes the adoption of Statement 121 will not have a material impact on its consolidated financial statements.

In October, 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation". Statement 123 allows companies the option to retain the current accounting approach for recognizing stock-based expense in the financial statements or to adopt a new accounting method based on the estimated fair value of employee stock options. Companies that do not follow the new fair value based method will be required to provide expanded disclosures in the footnotes. The Company is required to adopt Statement 123 for the year ending September 30, 1997. The Company expects to continue applying its current accounting approach and upon adoption will present the required footnote disclosures.

(2)   Acquisitions/Dispositions

Effective October 1, 1996, subsequent to the fiscal year end, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (The "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC stock. The total consideration paid, including assumed indebtedness of approximately $132,000, is approximately $223,000. The merger was financed in part with approximately $121,250 in net proceeds from an offering of 9 1/4% Senior Subordinated Notes issued in October of 1996. The remaining consideration was financed through borrowings under the Company's bank credit facility. The GMC Transaction, will add to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operates businesses which provide a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services.

In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, Eidos, Inc. and Versalink, Inc. (collectively "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700 and subsequently leased the centers to a subsidiary of Genesis under operating lease agreements and an $85,000 lease financing facility. The balance of the total consideration paid to National Health was funded with available cash of $51,800 and assumed indebtedness of $7,900. National Health added 16 eldercare centers in Florida, Virginia and Connecticut with approximately 2,200 beds to Genesis. National Health also provides enteral nutrition and rehabilitation therapy services to the eldercare centers which it owns and leases

In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc. ("NeighborCare") a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250, comprised of approximately $47,250 in cash and 312,744 shares of Genesis common stock.

In March 1996, the Company sold four eldercare centers and a pharmacy in Indiana for approximately $22,250. The net sale proceeds were used to repay indebtedness under the Company's credit facility.

In March 1996, the Company acquired for total consideration of approximately $31,900, including the payment of assumed debt, the remaining approximately 71% joint venture interests of four eldercare centers in Maryland and the remaining 50% joint venture interest of an eldercare center in Florida.

In January 1996, the Company acquired the speech therapy, occupational therapy and physical therapy services businesses of Medical and Rehab Support Services, Inc., Professional Rehabilitation Network, Inc. and Healthcare Rehab Services, Inc. (collectively, "Therapy Companies") for approximately $9,300. The Therapy Companies provide these services in the Company's Chesapeake region. The acquisition was financed with borrowings under the Company's bank credit facilities.

Prior to January 1, 1996, the Company provided management, development and marketing services to life care communities operated by Adult Community Total Services, Inc. (ACTS), a Pennsylvania non-profit corporation, pursuant to a management agreement which was to expire in April 1998. Effective January 1, 1996, Genesis restructured its relationship with ACTS. Under the revised arrangement, Genesis earned a $2,000 restructuring fee and will no longer manage the ACTS life care communities. Genesis will continue to provide development services for a fee in an amount equal to five percent of the total cost of developing and completing facilities developed by ACTS. The development portion of the contract has been extended to December 2002 and Genesis is guaranteed a minimum annual development fee of approximately $1,500. Genesis also continues to provide certain ancillary services to the ACTS communities.

On November 30, 1995, the Company acquired McKerley Health Care Centers ("McKerley") for total consideration of approximately $68,700. The transaction also provides for up to an additional $6,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997. McKerley owns or leases 15 geriatric care facilities in New Hampshire and Vermont with a total of 1,535 beds and operates a home healthcare company. The acquisition was financed with long term debt.

On September 30, 1995, the Company sold, and simultaneously entered into a three-year management contract to manage , five facilities totaling 606 beds to the AGE Institute of Massachusetts ("AIMASS") for $19,570. The Company extended approximately $18,000 of financing in connection with the sale, which was repaid in full in Fiscal 1996.

On April 1, 1995, the Company acquired TherapyCare Systems, L.P. ("Therapy Care") for approximately $7,000. TherapyCare provided physical therapy, occupational therapy and speech therapy to 73 long term care facilities throughout Pennsylvania.

The following unaudited pro forma statement of operations information gives effect to the National Health, NeighborCare and McKerley transactions described above as though they had occurred on October 1, 1994, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related income tax effects. In addition, the following pro forma information entitled "1996 Including GMC" incorporates the pro forma effect of the GMC Transaction had it, and the previously described transactions, occurred on October 1, 1995. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of the respective fiscal years.

                                                            Year Ended
                                                           September 30,
                                                    1996
                                                 Including
                                                    GMC        1996      1995
--------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:

Total net revenues                                $983,633   $788,437   $682,360
Earnings before debenture conversion
  expense and extraordinary item                    46,993     44,591     33,894
Net income                                          46,196     43,794     31,971
Primary earnings per share before
   debenture conversion expense and
   extraordinary item                                 1.48       1.40       1.15
Fully diluted earnings per share before
  debenture conversion expense and
  extraordinary item                                  1.40       1.33       1.07
--------------------------------------------------------------------------------

(3)   Property, Plant and Equipment

Property, plant and equipment at September 30, 1996 and 1995 consist of the following:

                                                              September 30,
                                                           1996           1995
--------------------------------------------------------------------------------
Land                                                    $ 23,517        $ 17,606
Land improvements                                          4,565           3,193
Buildings                                                301,216         219,637
Equipment                                                 67,124          46,196
Construction in progress                                  20,344           9,147
--------------------------------------------------------------------------------
                                                         416,766         295,779
Less accumulated depreciation                             65,837          51,108
--------------------------------------------------------------------------------
Net property, plant and equipment                       $350,929        $244,671
--------------------------------------------------------------------------------

(4)   Long-term Debt

Long-term debt at September 30, 1996 and 1995 was as follows:

                                                              September 30,
                                                           1996           1995
-------------------------------------------------------------------------------
Secured-due 1997 to 2034;
   6.75% to 10.00% (weighted average interest
   rate 1996-7.43%; 1995-8.22%)                            $147,359     $101,138
Unsecured-due 1997 to 2008;
   5.50%% to 11.00% (weighted average interest
   rate 1996-9.71%; 1995-9.6%)                              151,815      123,524
Convertible Senior Subordinated
   Debentures due 2003-6%                                    43,762       86,250
--------------------------------------------------------------------------------
                                                            342,936      310,912
Less:
  -Debt discount, net of amortization                           283          321
  -Current installments and short-term borrowings             3,720        2,539
--------------------------------------------------------------------------------
                                                           $338,933     $308,052
--------------------------------------------------------------------------------


At September 30, 1996 and 1995, the Company's long-term debt consisted of approximately $120,350 and $66,500 of floating rate debt based on prime or LIBOR with weighted average interest rates of 6.87% and 7.19%, respectively. At September 30, 1996 and 1995, the Company's long-term debt consisted of approximately $222,586 and $244,412 of fixed rate debt with weighted average interest rates of 8.62% and 8.30%, respectively.

In October 1996, the Company entered into an agreement with the lenders of the bank credit facility to increase the revolving credit facility to $300,000 and the lease financing facility to $150,000 and to release liens on accounts receivable, inventory and personal property. The revolving credit facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%. The lease financing facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%. The revolving credit facility is secured by the stock of the Company's subsidiaries.

In October 1996, subsequent to fiscal year end, the Company completed an offering of $125,000 9 1/4% Senior Subordinated Notes due 2006. The Company used the net proceeds of approximately $121,250, together with borrowings under the bank credit facility, to pay the cash portion of the purchase price of the GMC Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

In November 1996, subsequent to the fiscal year end, the Company called for redemption the then outstanding 6% Convertible Senior Subordinated Debentures (the Debentures) at a redemption price equal to 104.2% of the principal amount. The Debenture holders had the option to tender Debentures at the redemption price or to convert the Debentures into common stock at a conversion price of $15.104 per share. In connection with the early conversion of a portion of the Debentures converted during fiscal 1996, the Company paid approximately $1,245 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the statement of operations.

In June 1995, the Company completed an offering of $120,000 of 9 3/4 % Senior Subordinated Notes due 2005 (the Notes). Interest is payable on the Notes on June 15 and December 15 of each year commencing December 15, 1995. The Notes are redeemable at the option of the Company in whole or in part, at any time, on or after June 15, 2000 at a redemption price initially equal to 104.05% of the principal amount and decreasing annually thereafter. The Company used the net proceeds from the Notes offering to repay a portion of the bank credit facility.

At September 30, 1996, sinking fund requirements and installments of long-term debt, excluding the Debentures, are as follows:

               Year ending                             Principal
              September 30,                              Amount
--------------------------------------------------------------------------------

                  1997                                 $   3,720
                  1998                                     4,313
                  1999                                     3,468
                  2000                                     2,772
                  2001                                     2,498
                  Thereafter                           $ 282,403
--------------------------------------------------------------------------------

In June 1996, the Company entered into an interest rate swap agreement with a financial institution. The agreement is for a term of five years and a notional amount of $20,000 whereby the Company will make quarterly payments at a floating rate based on six month LIBOR (5.75% at September 30, 1996) and receive quarterly payments at a fixed rate of 6.86%.

Interest of $1,191 in 1996, $457 in 1995 and $405 in 1994, was capitalized in connection with facility construction and renovations.

During fiscal 1995 and 1994, the Company recorded extraordinary losses, net of tax, of $1,923 and $553, respectively related to the early retirement of debt.

The Company is restricted from declaring any dividends or authorizing any other distribution on account of ownership of its capital stock unless certain conditions are met.

(5)   Leases and Lease Commitments

The Company leases certain facilities and equipment under operating leases. Future minimum payments for the next five years under operating leases at September 30, 1996 were as follows:

     Year ending                                           Minimum
     September 30,                                         payments

--------------------------------------------------------------------------------
         1997                                               $ 25,891
         1998                                                 21,751
         1999                                                 20,544
         2000                                                 17,566
         2001                                                 16,980
--------------------------------------------------------------------------------

Excluded from the future minimum lease payments above in the year 2001 is approximately $67,000 related to a residual value guarantee due under the lease financing facility in connection with the National Health transaction.

The Company has an option to purchase seven leased eldercare care facilities at the end of their ten year lease term in 2003 for $59,000.

(6)   Patient Service Revenue

The distribution of net patient service revenue by class of payor for the years ended September 30, 1996, 1995 and 1994 was as follows:

                                             Year ended September 30,
Class of payor                        1996              1995             1994
--------------------------------------------------------------------------------
Private pay and other               $251,244          $175,206          $148,946
Medicaid                             229,838           185,612           156,894
Medicare                             157,362            97,630            60,142
--------------------------------------------------------------------------------
                                    $638,444          $458,448          $365,982

The above revenue amounts are net of third-party contractual allowances of $122,136, $98,495, and $81,545 in 1996, 1995 and 1994, respectively.


The Company has recorded cost report receivables from third-party payors (i.e., Medicare and Medicaid) of $41,575 and $26,271 at September 30, 1996 and 1995, respectively. These amounts at September 30, 1996 are due primarily from Massachusetts ($8,579), Pennsylvania ($5,710) and Medicare ($28,576) for the 1994 through 1996 cost reporting periods.

(7) Income Taxes

As discussed in Note 1, the Company adopted Statement 109 as of October 1, 1993. The cumulative effect of this change in accounting for income taxes of $535 is determined as of October 1, 1993 and is reported separately in the consolidated statement of operations for the year ended September 30, 1994. As a result of applying Statement 109, earnings before income taxes for the years ended September 30, 1996, 1995 and 1994 were decreased $390 due to the effects of adjustments for prior purchase business combinations. Prior years financial statements have not been restated to apply the provisions of Statement 109.

Total income tax expense for the years ended September 30, 1996 1995 and 1994 was as follows:

                                               Year ended September 30,
                                            1996           1995          1994
------------------------------------------------------------------------------
Income from continuing operations        $20,917        $14,765       $10,019
Extraordinary item                             -         (1,130)         (325)
------------------------------------------------------------------------------
Total                                    $20,917        $13,635       $ 9,694
------------------------------------------------------------------------------



The components of the provision for income taxes for the years ended September 30, 1996, 1995 and 1994 were as follows:

                                              Year ended September 30,
                                            1996           1995          1994
------------------------------------------------------------------------------
Current:
  Federal                                $14,508        $13,484       $ 4,769
  State                                    1,295          2,551           767
------------------------------------------------------------------------------
                                          15,803         16,035         5,536
------------------------------------------------------------------------------
Deferred:
  Federal                                  4,595           (650)        3,973
  State                                      519           (620)          510
------------------------------------------------------------------------------
                                           5,114         (1,270)        4,483
------------------------------------------------------------------------------
Total                                    $20,917        $14,765       $10,019
------------------------------------------------------------------------------

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income before income taxes and extraordinary items as a result of the following:


                                                        Year ended September 30,
                                                     1996         1995        1994
--------------------------------------------------------------------------------------
Computed "expected"
   tax expense                                     $ 20,330     $ 14,104     $  9,699
  -Increase (reduction) in income taxes
    resulting from:
  -State and local income-taxes, net of federal
    tax benefit                                       1,179        1,255          830

  Amortization of goodwill                              235          197          154
  Targeted jobs credits                                 -           (528)        (600)
  Tax exempt interest                                  (770)         -            -
  Other, net                                            (57)        (263)         (64)
--------------------------------------------------------------------------------------
Total income tax expense                           $ 20,917     $ 14,765     $ 10,019
--------------------------------------------------------------------------------------



The sources of the differences between consolidated earnings for financial statement purposes and tax purposes and the tax effects are as follows:

                                                        Year ended September 30,
                                                     1996         1995        1994
--------------------------------------------------------------------------------------

Excess tax depreciation expense versus book
    depreciation                                    $ 1,157      $ 1,064      $ 1,007
Excess tax gain versus
  book gain                                            (895)      (2,879)        (302)
Amortization of deferred
    -gain on sale and leaseback                          49          103          128
Utilization of net operating loss
 - carryforward                                        (600)         -            -
Targeted jobs credit
   carryforward                                         -            -            446

Accrued liabilities
   and reserves                                         676         (501)      (1,713)
Goodwill                                              3,661          920        3,790
Alternative minimum
   tax credit                                           -            -          1,192
Prepaid Rent                                          1,146          -            -
Other                                                   (80)          23          (65)
--------------------------------------------------------------------------------------
Net deferred tax
   provision                                        $ 5,114      $(1,270)     $ 4,483
--------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are presented below:

---------------------------------------------------------------------------
Deferred Tax Assets                                   September 30,
                                                  1996            1995
--------------------------------------------------------------------------
Accounts receivable                            $  1,411        $  1,303
Accrued compensation                                601             532
Amortization of deferred gain                       247             297
Goodwill                                            414           4,075
Net operating loss carryforwards                  4,000           2,600
Other, net                                           13              24
--------------------------------------------------------------------------
Deferred  tax assets                              6,686           8,831
Valuation allowance                              (3,400)         (2,600)
--------------------------------------------------------------------------
Net deferred tax assets                           3,286           6,231
--------------------------------------------------------------------------
Deferred Tax Liabilities
--------------------------------------------------------------------------
Goodwill and other intangibles                   (6,590)         (6,590)
Depreciation                                     (8,535)         (8,272)
Accrued liabilities and reserves                   (828)            -
Prepaid rent                                     (1,146)            -
Other, net                                          -               (67)
--------------------------------------------------------------------------
Total deferred tax liability                    (17,099)        (14,929)
--------------------------------------------------------------------------
Net deferred liability                         $(13,813)       $ (8,698)
--------------------------------------------------------------------------

At September 30, 1996 and 1995, the Company has state net operating loss carryforwards (net of federal tax benefit) of $4,000 and $2,600, respectively. The related deferred tax assets are available to reduce future state income taxes payable, subject to applicable carryforward rules and limitations. Due to these limitations, the Company has established valuation allowances of $3,400 and $2,600 at September 30, 1996 and 1995, respectively. The net operating loss carryforwards expire in years 1997 through 2002. Management believes that by using prudent and feasible tax planning strategies it would realize approximately $600 of the state net operating losses prior to expiration.

(8)  Notes Receivable and Other Investments

Notes receivable and other investments at September 30, 1996 and 1995 consist of the following:

                                                        September 30,
                                                    1996             1995
--------------------------------------------------------------------------
Mortgage notes and other notes receivable         $76,092          $17,823
Investments in non marketable securities           14,050            5,000
Investments in unconsolidated
    partnerships and  joint ventures                2,432            7,056

--------------------------------------------------------------------------
                                                  $92,574          $29,879
--------------------------------------------------------------------------

Mortgage notes and other notes receivable at September 30, 1996 bear interest at rates ranging from 7 1/2% to 13% and mature at various times ranging from 1997 to 2006. Approximately $64,525 of the mortgage notes and other notes are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and or gross facility receipts, as defined.

In 1996, the Company extended a 10 1/4%, $45,000 mortgage loan and a 13%, $10,000 working capital loan to refinance the bank indebtedness of 11 managed eldercare centers in Florida and to eliminate the Company's guarantee of $18,500 of such indebtedness. The Company extended its existing management agreement for these Florida eldercare centers through 2006.

In addition to the $10,000 working capital loan described above, the Company has agreed to provide third parties with $6,900 of working capital lines of credit. The unused portion of working capital lines of credit was $2,216 at September 30, 1996.

In September, 1996 the Company acquired $7,500 of convertible preferred stock of Doctors Health System, Inc. ("Doctors Health"), an independent physician owned and controlled integrated delivery system and practice management company. An additional $2,500 of convertible preferred stock may be purchased before December 31, 1996. The preferred stock carries an 8% cumulative dividend and is convertible into common stock, and if converted would represent an approximate 10% ownership interest in Doctors Health. Also, the Company is committed to purchase an additional $10,000 of convertible preferred stock upon Doctors Health's achievement of certain operational and financial benchmarks. The additional investment, if made and converted to common stock would raise the Company's ownership interest to approximately 20%. Investments in such non marketable securities are carried at cost.

Investments in unconsolidated partnerships and joint ventures are accounted for under the equity method.

(9) Other Long-Term Assets

Other long-term assets at September 30, 1996 and 1995 consist of the following:

                                                         September 30,
                                                      1996           1995
----------------------------------------------------------------------------
Deferred financing fees, net                        $ 8,056         $  8,584
Property deposits and funds held in escrow            6,765            3,488
Funds held by trustee                                 1,692            1,121
Other                                                 8,082            7,632
----------------------------------------------------------------------------
                                                    $24,595         $ 20,825
----------------------------------------------------------------------------




(10)  Management Services and Other Income, Net

Included in management services and other income, net were the following:

                                              Year ended September 30,
                                           1996          1995         1994
----------------------------------------------------------------------------
Fees earned in connection
   with management agreements             $18,227       $19,214      $15,564
Service related businesses                  9,023         5,523        4,836
Transactional items, net                    5,775         3,208        2,234
----------------------------------------------------------------------------
                                          $33,025       $27,945      $22,634
----------------------------------------------------------------------------

(11) Stock Option Plans

The Company has two stock option plans (the "Employee Plan" and the "Directors Plan"). Under the Employee Plan, 3,750,000 shares of common stock were reserved for issuance to employees including officers and directors. Generally, the options granted in the Employee Plan become exercisable over a 5 year period and expire 10 years from the date of grant. All options granted under the Employee Plan have been at the fair market value of the common stock on the date of grant.


                           Option Price                                            Available
                            per  Share        Outstanding       Exercisable        for Grant
---------------------------------------------------------------------------------------------
Balance at
   -September 30, 1994    $2.22-$17.00         1,610,103           730,605            76,467
---------------------------------------------------------------------------------------------
Authorized                          -                  -                 -         1,050,000
Granted                    19.67-20.25           740,625                 -          (740,625)
Became
   Exercisable                       -                 -           400,692                 -
Exercised                   5.33-16.83          (204,585)         (204,585)                -
Cancelled                            -           (51,975)                -            51,975
---------------------------------------------------------------------------------------------
Balance at
   -September 30, 1995      2.22-20.25         2,094,168           926,712           437,817
---------------------------------------------------------------------------------------------
Authorized                           -                 -                 -           750,000
Granted                    19.50-31.87         1,010,998                          (1,010,998)
Became
   Exercisable                       -                 -           509,070                 -
Exercised                   5.33-20.25          (275,455)         (275,455)                -
Cancelled                            -          (136,269)                -           136,269
---------------------------------------------------------------------------------------------
Balance at
   -September 30, 1996      2.22-31.87         2,693,442         1,160,327           313,088
---------------------------------------------------------------------------------------------

(12)  Retirement Plan

The Company has a defined contribution plan covering all employees having 1,000 hours or more of service and one year of service in a plan year. Employees' contributions to the plan may be matched by the Company based on years of service. During the plan years ended December 31, 1996 and 1995, the Company accrued a match of 50% of employee contributions up to 3% of the employee's annual gross salary. During the plan year ended December 31, 1994 the Company match was 50% of employee contributions up to 2% of employee's annual gross salary.

Additionally, the Plan provides for discretionary employer contributions, in the form of Company common stock and/or cash, based on profits of the Company. The Company recorded retirement plan expense for the 401(k) match and the discretionary contribution of approximately $1,877, $1,128, and $959 for the years ended September 30, 1996, 1995 and 1994, respectively.

Certain employees of NeighborCare and National Health participate in separate plans qualified under Section 401(k) of the Internal Revenue Code. Beginning January 1, 1997, these plans will be merged into the Genesis Health Ventures, Inc. Retirement Plan.

(13)  Commitments and Contingencies

The Company has guaranteed $10,614 of indebtedness of others.

In August 1995, the Company entered into a software license agreement for a clinical operating system. The total commitment under the license agreement is $12,000 of which the Company has paid $3,500. The license agreement provides for a refund of amounts paid in the event the software does not meet the acceptance requirements as defined in the license agreement. The Company has estimated the cost to install the system and related hardware, not including amounts paid for the software license, to be approximately $18,000 over the next three years, of which approximately $5,900 has been expended through September 30, 1996

The Company is self insured for the majority of its workers' compensation and health insurance claims. The Company's maximum exposure is $500 per occurrence for workers' compensation and $75 per year, per participant for health insurance. The Company has elected to reinsure $490 in excess of the first $10 per occurrence for workers' compensation claims, through its wholly-owned captive insurance company, Liberty Health Corp., LTD. The Company carries excess insurance with commercial carriers for losses above $500 per workers' compensation claim, and $75 per participant for health insurance. The provision for estimated workers' compensation and health insurance claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Company does not anticipate any material losses as a result of these commitments.

Genesis is a party to litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.

(14) Fair Value of Financial Instruments

The Company believes the carrying amount of cash and equivalents, accounts receivable (net of allowance for doubtful accounts), cost report receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation, accrued interest and income taxes payable approximates fair value because of the short-term maturity of these instruments.

The Company also believes the carrying value of mortgage notes and other notes receivable, and non marketable debt securities approximate fair value based upon the discounted value of expected future cash flows using interest rates at which similar investments would be made to borrowers with similar credit quality and for the same remaining maturities.

It was not practicable to estimate the fair value of investments in non marketable equity securities, or unconsolidated partnerships and joint ventures.

The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate it's interest rate swap agreement outstanding at September 30, 1996 is $94.

The fair value of the Company's commitments to provide working capital lines of credit and certain financial guarantees is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Since the Company has not charged fees for currently outstanding commitments there is no fair value of such financial instruments.

The fair value of the Company's fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 1996 and 1995, the carrying value of fixed rate debt of $222,586 and $244,412, respectively approximates market value.

The fair value of the Company's floating rate debt approximates its fair value.

(15) Quarterly Financial Data (Unaudited)

The Company's unaudited quarterly financial information is as follows:

                                                                               Fully-diluted
                                              Earnings                         Earnings Per
                                              Before                           Share before
                                              Debenture                        Debenture
                                              Conversion                       Conversion
                                              Expense                          Expense
                                              and                              and                Fully-diluted
                            Total Net         Extraordinary      Net           Extraordinary      Earnings
                            Revenues          Item               Income        Item               Per Share
-------------------------------------------------------------------------------------------------------------------
Quarter ended:
December 31, 1995           $132,778           $6,556           $5,858            $.25              $.23
March 31, 1996               154,739            7,810            7,810             .30               .30
June 30, 1996                172,836           10,190           10,091             .35               .35
September 30, 1996           211,115           13,410           13,410             .40               .40
-------------------------------------------------------------------------------------------------------------------
                            $671,469          $37,966          $37,169           $1.31             $1.29
-------------------------------------------------------------------------------------------------------------------
Quarter ended:

-------------------------------------------------------------------------------------------------------------------
December 31, 1994           $111,553          $ 4,810          $ 4,810           $ .21             $ .21
March 31, 1995               116,953            5,813            5,813             .24               .24
June 30, 1995                125,959            6,885            4,962             .28               .21
September 30, 1995           131,928            8,023            8,023             .31               .31
-------------------------------------------------------------------------------------------------------------------
                            $486,393          $25,531          $23,608           $1.03             $0.97
-------------------------------------------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated by reference from the Company's 1997 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item
4.1 of this Report.

ITEM 11: EXECUTIVE COMPENSATION

   Incorporated by reference from the Company's 1997 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGMENT

   Incorporated by reference from the Company's 1997 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference from the Company's 1997 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)(1)      Financial Statements

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of September 30, 1996 and 1995 Consolidated Statements of Operations for the years ended

                     September 30, 1996, 1995 and 1994

                  Consolidated Statements of Shareholders' Equity for the years ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years ended
                     September 30, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

      (a)(2)      Schedule

                  Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1996, 1995, and 1994

                  All other schedules not listed have been omitted since the required information included in the financial statements or the notes thereto, or is not applicable or required.

      (a)(3)      Exhibits

      No.         Description

2.1(1) Agreement and Plan of Reorganization, dated September 19, 1993, by and among Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), MI Acquisition Corporation, a Pennsylvania corporation and a wholly-owned subsidiary of Genesis, MHC Acquisition Corporation, a Pennsylvania corporation and a wholly-owned subsidiary of Genesis, PEI Acquisition Corporation, a Pennsylvania corporation and a wholly-owned subsidiary of Genesis, TW Acquisition Corporation, a Pennsylvania corporation and a wholly-owned subsidiary of Genesis, SRS Acquisition, a Pennsylvania corporation and a wholly-owned subsidiary of Genesis, Meridian Healthcare, Inc., a Maryland corporation, Meridian Inc., a Maryland corporation ("MI"), Pharmacy Equities, Inc., a Maryland corporation, The Tidewater Healthcare Shared Services Group, Inc., a Maryland corporation, Staff Replacement Services, Inc., a Maryland corporation, Michael J. Batza, Jr., Edward A. Burchell, Earl L. Linehan, Roger C. Lipitz and Arnold
           I. Richman (collectively the "Reorganization Agreement").

2.2(2) Amended and Restated Amendment to Reorganization Agreement dated November 23, 1993.

2.3(3) Agreement made as of the 18th day of August, 1995 by and among Genesis Health Ventures, Inc., a Pennsylvania corporation, and Accumed, Inc., a New Hampshire corporation, McKerley Health Care Centers, Inc., a New Hampshire corporation, McKerley Health Care Center-Concord, Inc., a New Hampshire corporation, McKerley Health Facilities, a New Hampshire general partnership and McKerley Health Care Center-Concord, L.P., a New Hampshire limited partnership (collectively, the "Purchase Agreement").

2.4(4)     Amendment Number One to Purchase Agreement dated November 30, 1995.

2.5(15) Stock Purchase Agreement, dated April 21, 1996, by and among Genesis Health Ventures, Inc., a Pennsylvania corporation, and NeighborCare Pharmacies, Inc., a Maryland corporation, Professional Pharmacy Services, Inc., a Maryland corporation, Medical Services Group, Inc., a Maryland corporation, CareCard, Inc., a Maryland corporation, Transport Services, Inc., a Maryland corporation, Michael G. Bronfein, Jessica Bronfein, Stanton G. Ades, Renee Ades, The Chase Manhattan Bank, N.A. and PPS Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Genesis Health Ventures, Inc.

2.6(15) Merger Agreement, dated April 21, 1996, by and among Professional Pharmacies, Inc., Genesis Health Ventures, Inc. and PPS Acquisition Corp.

2.7(16) Purchase Agreement, dated May 3, 1996, by and among Mark E. Hamister, Oliver C. Hamister, George E. Hamister, Julia L. Hamister, The George
           E. Hamister Trust, The Oliver C. Hamister Trust, National health Care Affiliates, Inc., Oak Hill Health Care Center, Inc., Derby Nursing Center Corporation, Delaware Avenue Partnership, EIDOS, Inc., VersaLink Inc., certain other individuals and Genesis Health Ventures, Inc.

2.8(16)    Purchase Agreement Addendum, dated July 24, 1996, by and among Mark
           E. Hamister, Oliver C. Hamister, George E. Hamister, Julia L. Hamister, The George E. Hamister Trust, The Oliver C. Hamister Trust, National Health Care Affiliates, Inc., Oak Hill Health Care Center, Inc., Derby Nursing Center Corporation, Delaware Avenue Partnership, EIDOS, Inc., VersaLink Inc., certain other individuals and Genesis Health Ventures, Inc.

2.9(18) Agreement and Plan of Merger, dated as of July 11, 1996, by and among Genesis Health Ventures, Inc., a Pennsylvania corporation, G Acquisition Corporation, a Delaware corporation, and Geriatric & Medical Companies, Inc., a Delaware corporation.

3.1(5)     The Company's Amended and Restated Articles of Incorporation.

3.2(5)     The Company's Amended and Restated Bylaws.

3.3(10) Amendment to the Company's Articles of Incorporation, as filed on March 11, 1994, with the Department of State, Commonwealth of Pennsylvania.

4.1(2) Indenture dated as of November 30, 1993, between the Company and First Fidelity Bank, N.A., Pennsylvania.

4.2(5)     Specimen of Common Stock Certificate.

4.3(6)     Specimen of the Company's First Mortgage Bonds (Series A) due 2007.

4.4(7) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1992, by and among the Company, Delaware Trust Company and Richard N. Smith.

4.5(8) Specimen of the Company's 6% Convertible Senior Subordinated Debentures due 2003.

4.6(2) Indenture dated as of November 30, 1993, between the Company and First Fidelity Bank, N.A., Pennsylvania.

4.7(13) Rights Agreement between Genesis Health Ventures, Inc. and Mellon Securities Trust Company.

4.8(17) Indenture dated as of June 15, 1995 between the Company and Delaware Trust Company.

4.9(17) Specimen of the Company's 9-3/4% Senior Subordinated Debentures due 2005.

4.10(19)    Indenture dated as of October 7, 1996 between the Company and First
           Union National Bank

4.11(19)   Specimen of the Company's 9-1/4% Senior Subordinated Notes due 2006.

+10.1(5)    The Company's  Employee  Retirement  Plan, adopted January 1, 1989, as amended and related  Retirement Plan Trust Agreement,

+10.2(12)  The Company's 1985 Amended and Restated Stock Option Plan.

+10.3(9) Amended and Restated Employment Agreement between the Company and Michael R. Walker dated April 1, 1994.

+10.4(5) Employment Agreement between the Company and Richard R. Howard dated April 1, 1991.

+10.5(9) Letter Amendment to Employment Agreement of Richard R. Howard, dated April 6, 1994.

+10.6(5) Employment Agreement between the Company and David C. Barr, Dated April 1, 1991.

+10.7(9) Letter Amendment to Employment Agreement of David C. Barr, dated April 6, 1994.

+10.8(5) Lease Agreement, dated October 1, 1990, between Salisbury Medical Office Building General Partnership ("SMOBGP") and Team Rehabilitation, Inc.

+10.9(5) Lease Agreement, dated October 1, 1989, between SMOBGP and Genesis Immediate Med Center, Inc.

+10.10(5)  Purchase Agreement, dated October 1, 1987, among SMOBGP, Genesis
           Pharmacy, Inc. and Genesis Immediate Med Center, Inc. relating to the purchase of the assets, property and business of Salisbury Pharmacy and Salisbury Immediate Med Center.

+10.11(5)  Lease, dated October 1, 1989, between SMOBGP and ASCO, relating to the Salisbury Regional Health Center.

+10.12(11) Ground Lease Agreement dated as of June 26, 1993, by and between GHV
           Associates and the Company.

+10.13(11) Lease, dated January 1, 1995, between GHV Associates and the Company,
           Team Rehabilitation, Inc. and Genesis Physician Services, Inc.

10.14(5) Guaranty, dated August 31, 1988, by the Company of Genesis Properties Limited Partnership Letter of Credit obligations.

10.15(5) Second Amended and Restated Registration Agreement, dated April 1, 1991, among the Company, the holders of the Company's Series A Convertible Preferred Stock, the holders of the Company's Series C Convertible Preferred Stock, the holders of the Company's Series D Convertible Preferred Stock, holders of the Company's Series F Convertible Preferred Stock, and certain holders of the Company's common stock.

10.16(5) Agreement and Plan of Merger, dated March 29, 1991, among the Company, Genesis Acquisition Company and Concord Healthcare Corporation.

+10.17(5)  Agreement, dated April 19, 1991, between Nazem & Company, III, L.P.
           and the Company.

+10.18(6)  The Company's 1992 Stock Option Plan for Non-Employee Directors.

+10.19(6)  The Company's Incentive Compensation Program.

+10.20(6)  The Company's Execuflex Plan, dated as of January 1, 1992, and related Trust Agreement, dated December 10, 1991.

+10.21(6)  Agreements, dated June 16, 1990, February 6, 1991 and August 15,
           1991, by and among the Company, Edward Romanov, Jr., American Community Environments Corporation and Total Care Systems, Inc.

+10.22(7)  Agreement, dated August 19, 1992, by and among the Company, American
           Community Environments Corporation and Edward B. Romanov, Jr.

+10.23(9)  Promissory Note dated September 6, 1994, from Samuel H. Howard to the
           Company.

+10.24(2)  Lease Agreement, dated as of November 30, 1993, by and between
           Charlesmead Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.25(2)  Option Agreement, dated November 30, 1993, by and among the Sellers identified therein, Charlesmead Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.26(2)  Lease Agreement, dated as of November 30, 1993, by and between Cherry
           Hill Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.27(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as indicated therein, Cherry Hill Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.28(2)  Lease Agreement, dated as of November 30, 1993, by and between
           Corsica Hills Associates Limited Partnership and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.29(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Corsica Hills Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.30(2)  Lease Agreement, dated as of November 30, 1993, by and between
           Heritage Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.31(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Heritage Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.32(2)  Lease Agreement, dated as of November 30, 1993, by and between
           Multi-Medical Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.33(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Multi-Medical Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.34(2)  Lease Agreement, dated as of November 30, 1993, by and between
           Severna Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.35(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Severna Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.36(2)  Lease Agreement, dated as of November 30, 1993, by and between
           Westfield Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.37(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Westfield Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

+10.38(11) Management Agreement, dated June 15, 1987, between Brendenwood MRC
           Limited Partnership and Meridian Health, Inc. (f/k/a Meridian, Inc.).

+10.39(11) Lease dated January 5, 1989, as amended, by and between Towson
           Building Associates Limited Partnership and Meridian Healthcare, Inc.

+10.40(11) Sublease dated November 30, 1993. By and between Meridian Healthcare,
           Inc. and Fairmount Associates, Inc.

+10.41(14) Agreement to Purchase Partnership Interests, made as of March 1,
           1996, by and among Meridian Health, Inc., Fairmont Associates, Inc. and MHC Holding Company.

10.42(14)  Purchase and Sale Agreement, dated January 16, 1996, by and among
           Genesis Health Ventures of Indiana, Inc. and Hallmark Healthcare Limited Partnership, as seller, and Hunter Acquisitions, L.L.C., as purchaser.

10.43 Guaranty and Agreement of Suretyship Regarding Obligations of Lessee and Affiliates from Genesis Health Ventures, Inc. and its Material Subsidiaries, Dated as of October 7, 1996

10.44 Guaranty and Agreement of Suretyship from Genesis Health Ventures, Inc. and its Material Subsidiaries, Dated as of October 7, 1996

10.45 Amended and Restated Lease and Agreement, Dated as of October 7, 1996, between Mellon Financial Services Corporation #4, as Lessor, and Genesis Eldercare Properties, Inc., as Lessee

10.46 Amended and Restated Participation Agreement, Dated as of October 7, 1996, among Genesis Eldercare Properties, Inc., as Lessee, Mellon Financial Services Corporation #4, as Lessor, Persons Named on
           Schedule I, as Lenders, and Mellon Bank, N.A. not in its individual capacity except as expressly stated therein, but solely as Agent

10.47 Management and Affiliation Agreement, dated as of August 31, 1996, by and between Genesis ElderCare Network Services, Inc., the Company and AGE Institute of Florida, Inc.

10.48 Acquisition Loan and Security Agreement, dated as of August 31, 1996, between Genesis Health Ventures, Inc. and AGE Institute of Florida, Inc.

10.49 Working Capital Loan and Security Agreement, dated as of August 31, 1996, between Genesis Health Ventures, Inc. and AGE Institute of Florida, Inc.

10.50 Second Amended and Restated Credit Agreement dated as of October 7, 1996 by and among Genesis Health Ventures, Inc. and certain of its subsidiaries, as Borrowers of the institutions identified herein as Lenders, Mellon Bank, N.A. as Issuer of Letters of Credit, Mellon Bank, N.A. as Administrative Agent and Co-Syndication Agent, Citibank, N.A. as Co-Syndication Agent and other co-agents specified therein.

11         Computation of Per Share Earnings.

21         Subsidiaries of the Company

23         Consent of KPMG Peat Marwick LLP.

27         Financial Data Schedule

------------------------

+ Management contract or compensatory plan or arrangement

(1)  Incorporated by reference to the Company's Form 8-K dated September 19,
     1993.

(2)  Incorporated by reference to the Company's Form 8-K dated November 30,
     1993.

(3)  Incorporated by reference to the Company's Form 8-K dated August 18, 1995.

(4)  Incorporated by reference to the Company's Form 8-K dated November 30,
     1995.

(5) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40007).

(6) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-51670).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(12) Incorporated by reference to the Company's Form S-8 dated May 15, 1995.

(13) Incorporated by reference to the Company's Form 8-A dated May 11, 1995.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(15) Incorporated by reference to Form 8-K, as amended, dated April 21, 1996.

(16) Incorporated by reference to Form 8-K/A dated May 3, 1996.

(17) Incorporated by reference to Form S-3, dated June 20, 1995 (File No. 33-9350).

(18) Incorporated by reference to Form 8-K, as amended, dated July 11, 1996.

(19) Incorporated by reference to Form S-4, dated October 31, 1996 (File No. 333-15267).

(b) Reports on Form 8-K

   The Company filed a Current Report on Form 8-KA dated July 11, 1996 reporting the agreement by the Company to acquire Geriatric and Medical Companies which did not include financial statements.

   The Company filed a Current Report on Form 8-K dated July 26, 1996 reporting the agreement by the Company to acquire the outstanding stock of National
Health Care Affiliates, Inc., Oak Hill Health Center, Inc., Derby Nursing Center Corporation, EIDOS, Inc. and Versalink, Inc. which included the following financial statements:

   National Health Care Affiliates, Inc. and Related Entities -- Audited

   Combined Financial Statements for the year ended December 31, 1995

   Report of Independent Auditors

   Combined Balance Sheet

   Combined Statement of Earnings

   Combined Statement of Owners' Equity

   Combined Statement of Cash Flows

   Notes to Combined Financial Statements

   National Health Care Affiliates, Inc. and Related Entities -- Unaudited

   Combined Financial Statements for the Quarter Ended March 31, 1996

   Combined Balance Sheet

   Combined Statement of Earnings

   Combined Statement of Cash Flows

                          Independent Auditors' Report

The Board of Directors
Genesis Health Ventures, Inc.

Under date of November 20, 1996, we reported on the consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                           KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
November 20, 1996

                                                                     Schedule II

                          Genesis Health Ventures, Inc.

                        Valuation and Qualifying Accounts
                  Years Ended September 30, 1996, 1995 and 1994
                             (Dollars in thousands)


                                    Balance at                         Charged                            Balance at
                                    Beginning        Charged to        to Other                           End of
Description                         of Period        Operations        Accounts (1)     Deductions (2)    Period
----------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1996:
Allowance for
Doubtful Accounts                   $6,179             4,382             4,748             4,178         $11,131
                                    ======            ======            ======            ======         =======

Year Ended September 30, 1995:
Allowance for
Doubtful Accounts                   $4,553             3,013               503             1,890         $ 6,179
                                    ======            ======            ======            ======         =======

Year Ended September 30, 1994:
Allowance for
Doubtful Accounts                   $2,089             3,440             1,662             2,638         $ 4,553
                                    ======            ======            ======            ======         =======



(1)   - Represents amounts related to acquisitions

(2)   - Represents amounts written off as uncollectible

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed its behalf on December 23, 1996 by the undersigned duly authorized.

                                         Genesis Health Ventures, Inc.

                                              By: /S/ Michael R. Walker
                                         ------------------------------------
                                                 Michael R. Walker,
                                         Chairman and Chief Executive Officer


   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 1996.

Signature                                       Capacity
---------                                       --------

/S/ Michael R. Walker
------------------------------
Michael R. Walker                           Chairman and Chief Executive Officer


/S/ Richard R. Howard
------------------------------
Richard R. Howard                           President, Chief Operating
                                            Officer and Director

/s/ Samuel H. Howard
------------------------------
Samuel H. Howard                            Director

/s/ Allen R. Freedman
------------------------------
Allen R. Freedman                           Director

/s/ Roger C. Lipitz
------------------------------
Roger C. Lipitz                             Director

/s/ Stephen E. Luongo
------------------------------
Stephen E. Luongo                           Director

/s/ Alan B. Miller
------------------------------
Alan B. Miller                              Director

/s/ Fred F. Nazem
------------------------------
Fred F. Nazem                               Director



/S/ George V. Hager Jr.
------------------------------
George V. Hager, Jr.                        Chief Financial Officer (Principal
                                               Accounting Officer)