Form 10-Q
period 1996-12-31
GENESIS HEALTH VENTURES INC /PA
filed 1997-02-14
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

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

                                YES [ x ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 7, 1997, 34,921,063 shares of common stock outstanding

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements.............................................................1

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................6


Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................................10

         Item 2.  Changes in Securities...........................................................10

         Item 3.  Defaults Upon Senior Securities.................................................10

         Item 4   Submission of Matters to a Vote of Security Holders.............................10

         Item 5.  Other Information...............................................................10

         Item 6   Exhibits and Reports on Form 8-K................................................10


SIGNATURES .......................................................................................11

                         PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                      December 31,          September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          1996                   1996
--------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                (Unaudited)
Current assets:
        Cash and equivalents                                                         $    8,140               $ 12,763
        Accounts receivable, net of allowance for doubtful accounts of
            $34,977 at December 31, 1996 and $11,131 at September 30, 1996              185,168                141,716
        Cost report receivables                                                          55,465                 41,575
        Inventory                                                                        22,974                 17,051
        Prepaid expenses and other current assets                                        25,829                 19,616
--------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                  297,576                232,721
--------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment                                                          604,705                416,766
Accumulated depreciation                                                                (72,662)               (65,837)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        532,043                350,929
Notes receivable and other investments                                                   97,982                 92,574
Other long-term assets                                                                   48,169                 24,595
Goodwill and other intangibles, net                                                     306,287                249,850
--------------------------------------------------------------------------------------------------------------------------------
                  Total assets                                                       $1,282,057               $950,669
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued expenses                                           $97,378               $ 73,084
        Current installments of long-term debt                                            6,582                  3,720
        Income taxes payable                                                              5,265                    426
--------------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                             109,225                 77,230
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          578,836                338,933
Deferred income taxes                                                                    15,465                 13,812
Deferred gain and other long-term liabilities                                            10,077                  6,086
Shareholders' equity:
        Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,180,512 and 35,134,911 at December 31, 1996;
            31,981,393 and 31,935,792 at September 30, 1996                                 698                    640
        Additional paid-in capital                                                      454,305                411,472
        Retained earnings                                                               113,694                102,739
        Treasury stock, at cost                                                            (243)                  (243)
--------------------------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                            568,454                514,608
--------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity                         $1,282,057               $950,669
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                                           (Unaudited)
                                                                                           Three months
                                                                                        ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                  1996                    1995
-------------------------------------------------------------------------------------------------------------------------

Net revenues:
        Basic healthcare services                                          $    134,092                 $   72,194
        Specialty medical services                                              114,179                     53,190
        Management services and other, net                                       10,273                      7,394
-------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                 258,544                    132,778
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                            125,055                     65,042
        Other operating expenses                                                 80,132                     37,596
        General corporate expense                                                 9,622                      4,839
Depreciation and amortization                                                     9,481                      5,148
Lease expense                                                                     6,938                      3,793
Interest expense, net                                                             9,195                      6,040
Debenture conversion expense                                                        -                        1,090
-------------------------------------------------------------------------------------------------------------------------

        Earnings before income taxes and extraordinary item                      18,121                      9,230
Income taxes                                                                      6,613                      3,372
-------------------------------------------------------------------------------------------------------------------------
        Earnings before extraordinary item                                       11,508                      5,858
Extraordinary item, net of tax                                                     (553)                      -
-------------------------------------------------------------------------------------------------------------------------
             Net income                                                    $     10,955                      5,858
-------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Primary:
           Earnings before extraordinary item                              $       0.34                      0.25
           Extraordinary item                                                     (0.02)                      -
           Net income                                                      $       0.32                      0.25
           Weighted average shares of common stock and equivalents           34,219,921                23,801,866
-------------------------------------------------------------------------------------------------------------------------
        Fully diluted:
           Earnings before extraordinary item                              $       0.33                      0.23
           Extraordinary item                                                     (0.02)                      -
           Net income                                                      $       0.31                      0.23
           Weighted average shares of common stock and equivalents           36,110,603                28,668,828
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                        (Unaudited)
                                                                                                    Three months ended
                                                                                                       December 31,
                                                                                                  1996             1995
-------------------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
                Net income                                                                    $ 10,955          $  5,858
                Adjustments to reconcile net income to
                     net cash provided by operating activities:
                Charges (credits) included in operations not requiring funds:
                       Provision for deferred taxes                                              1,653               843
                       Depreciation and amortization                                             9,481             5,148
                       Amortization of deferred gain                                              (115)             (115)
                       Debenture conversion expense                                                -               1,090
                       Extraordinary loss                                                          553               -
                Changes in assets and liabilities excluding the effects of acquisitions
                       Accounts receivable                                                     (15,543)           (7,062)
                       Cost reports receivable                                                  (7,012)           (5,005)
                       Inventory                                                                (3,344)              632
                       Prepaid expenses and other current assets                                  (962)           15,916
                       Accounts payable and accrued expenses                                    (6,132)          (12,938)
                       Income taxes payable                                                      3,863            (1,230)
-------------------------------------------------------------------------------------------------------------------------------
                Total adjustments                                                              (17,558)           (2,721)
-------------------------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by operations                                       (6,603)            3,137
-------------------------------------------------------------------------------------------------------------------------------

         Cash flows from investing activities
                Capital expenditures                                                           (13,949)           (7,979)
                Payments for acquisitions, net of cash acquired                               (222,170)          (70,034)
                Notes receivable and other investment and asset additions, net                     369            (2,895)
-------------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                         (235,750)          (80,908)

         Cash flows from financing activities
                Net borrowings under working capital revolving credit                          118,113            75,300
                Repayment of long term debt                                                     (1,780)             (104)
                Proceeds from issuance of long-term debt                                       125,000               -
                Debt issuance costs                                                             (3,750)              -
                Debenture conversion expense                                                       -              (1,090)
                Common stock options exercised                                                     147               161
-------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                      237,730            74,267
-------------------------------------------------------------------------------------------------------------------------------

         Net decrease in cash and equivalents                                                   (4,623)           (3,504)
         Cash and equivalents
                Beginning of period                                                             12,763            10,387
                End of period                                                                 $  8,140          $  6,883
-------------------------------------------------------------------------------------------------------------------------------

        Supplemental disclosure of cash flow information
                Interest paid                                                                 $  7,198          $  8,095
                Income taxes paid                                                             $  1,774          $  4,553
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                 GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1996. The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results expected for the full year.

2.       Earnings Per Share

         Primary and fully-diluted earnings per share are based on the weighted average number of common shares outstanding and the dilutive effect of stock options, convertible debentures and other common stock equivalents.

3.       Long-Term Debt

         In October 1996, the Company entered into an agreement with the lenders of the credit facility to increase the revolving credit facility from $200,000,000 to $300,000,000 (the "Revolving Credit Facility") and the lease financing facility from $85,000,000 to $150,000,000 (the "Lease Financing Facility") and to release liens on accounts receivable, inventory and personal property. The Revolving Credit Facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR up to 1.5%. The Lease Financing Facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%.

         In October 1996, the Company completed an offering of $125,000,000
9 1/4% Senior Subordinated Notes due 2006 (the "1996 Note Offering"). The Company used the net proceeds of approximately $121,250,000 together with borrowings under the Revolving Credit Facility, to pay the cash portion of the purchase price of the GMC Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

4.       Proforma Financial Information

         Effective October 1, 1996, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (The "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC common stock. The total consideration paid, including assumed indebtedness of approximately $132,000,000, was approximately $223,000,000. The merger was financed in part with approximately $121,250,000 in net proceeds from the 1996 Note Offering. The remaining consideration was financed through borrowings under the Company's Revolving Credit Facility. The GMC Transaction added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operated businesses which provided a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services. In connection with the GMC Transaction, the Company has preliminarily recorded approximately $56,000,000 of goodwill, which is being amortized on a straight-line basis over lives ranging from 20 to 40 years, and approximately $20,000,000 of deferred tax assets which are included in other long term assets.

         In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, Eidos, Inc. and Versalink, Inc. (collectively, "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700,000 and subsequently leased the centers to a subsidiary of Genesis under the Lease Financing Facility. The balance of the total consideration paid to National Health was funded with available cash of $51,800,000 and assumed indebtedness of $7,900,000. National Health added 16 eldercare centers in Florida, Virginia and Connecticut with approximately 2,200 beds to Genesis. National Health also provided enteral nutrition and rehabilitation therapy services to the eldercare centers which it owned and leased.

         In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc. and its related entities (collectively, "NeighborCare"), a privately held institutional pharmacy, infusion therapy and retail professional pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250,000, comprised of approximately $47,250,000 in cash and 312,744 shares of Genesis common stock.

         On November 30, 1995, the Company acquired McKerley Health Care Centers, Inc. and its related entities (collectively, "McKerley") for total consideration of approximately $68,700,000. The transaction also provided for up to an additional $6,000,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997. McKerley added 15 geriatric care facilities in New Hampshire and Vermont with a total of 1,535 beds to Genesis. McKerley also provided a home healthcare company. The acquisition was financed with borrowings under the Revolving Credit Facility and assumed indebtedness.

         The following unaudited proforma statement of operations information gives effect to the GMC, National Health, NeighborCare and McKerley transactions described above as though they had occurred at the beginning of the period presented, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisitions and related income tax effects. The proforma financial information does not necessarily reflect results of operations that would have occurred had the acquisitions occurred at the beginning of the period presented.

                                               (In thousands, except per share data)
                                                        Three Months Ended
Pro Forma Statement of Operations Information:            December 31, 1995
                                                        -------------------

         Total net revenues                                  $ 230,660
         Net income                                              9,616
         Primary earnings per share                               0.31
         Fully diluted earnings per share                    $    0.29

Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


General

         Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical and community-based services to the elderly. The delivery of these services was originally concentrated in the eldercare centers owned and leased by the Company, but now also includes managed eldercare centers, independent healthcare facilities, outpatient clinics and home health care.

         The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues all room and board charges for its eldercare customers at its owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, community-based pharmacy, subacute care programs, home health care, physician services, and other specialized services. Management services and other include fees earned for management of eldercare centers, development of life care communities and revenues from the group purchasing, staff replacement and vending businesses and transactional revenues.

Certain Transactions

         Effective October 1, 1996, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (The "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC common stock. The total consideration paid, including assumed indebtedness of approximately $132,000,000, was approximately $223,000,000. The merger was financed in part with approximately $121,250,000 in net proceeds from an offering of 9 1/4% Senior Subordinated Notes issued in October 1996 (the "1996 Note Offering"). The remaining consideration was financed through borrowings under the Company's $300,000,000 revolving credit facility (the "Revolving Credit Facility"). The GMC Transaction added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operated businesses which provided a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services.

         In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, Eidos, Inc. and Versalink, Inc. (collectively, "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700,000 and subsequently leased the centers to a subsidiary of Genesis under a $150,000,000 lease financing facility (the "Lease Financing Facility"). The balance of the total consideration paid to National Health was funded with available cash of $51,800,000 and assumed indebtedness of $7,900,000. National Health added 16 eldercare centers in Florida, Virginia and Connecticut with approximately 2,200 beds to Genesis. National Health also provided enteral nutrition and rehabilitation therapy services to the eldercare centers which it owned and leased.

         In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc. and its related entities (collectively, "NeighborCare"), a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250,000, comprised of approximately $47,250,000 in cash and 312,744 shares of Genesis common stock.

         On November 30, 1995, the Company acquired McKerley Health Care Centers, Inc. and its related entities (collectively, "McKerley") for total consideration of approximately $68,700,000. The transaction (the "McKerley Transaction") also provided for up to an additional $6,000,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997. McKerley added 15 geriatric care facilities in New Hampshire and Vermont with a total of 1,535 beds to Genesis and operated a home healthcare company. The acquisition was financed with borrowings under the Revolving Credit Facility and assumed indebtedness.

Results of Operations

Three months ended December 31, 1996 compared to three months ended December 31, 1995.

         The Company's total net revenues for the quarter ended December 31, 1996 were $258,544,000 compared to $132,778,000 for the quarter ended December 31, 1995, an increase of $125,766,000 or 95%. Basic healthcare services increased $61,898,000 or 86% of which approximately $32,900,000 is attributed to the GMC Transaction, approximately $15,000,000 is attributed to the National Health transaction, approximately $9,900,000 is due to the inclusion of eldercare centers acquired in the McKerley Transaction for the full quarter in 1996 versus one month in the prior year quarter and the remaining increase of approximately $4,100,000 is due to providing care to higher acuity patients and to rate increases. Specialty medical services revenue increased $60,989,000 or 115% of which approximately $13,800,000 is attributed to the GMC Transaction, approximately $21,700,000 is due to the NeighborCare transaction, approximately $5,000,000 is attributed to the National Health transaction, approximately $1,500,000 is due to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full quarter in 1996 versus one month in the prior year quarter and the remaining increase of approximately $19,000,000 is due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical service revenue per patient day in the health centers division increased 34% to $28.43 in the quarter ended December 31, 1996 compared to $21.18 in the quarter ended December 31, 1995 primarily due to treatment of higher acuity patients. Management services and other income increased $2,879,000 or 39%. This increase is primarily due to other service related business acquired in the GMC Transaction.

         The Company's operating expenses before depreciation, amortization, lease expense, interest expense and excluding debenture conversion expense were $214,809,000 for the quarter ended December 31, 1996 compared to $107,477,000 for quarter ended December 31, 1995, an increase of $107,332,000 or 100%, of which approximately $84,900,000 is due to the impact of acquisitions and the remaining increase of approximately $22,400,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions.

         Interest expense increased $3,155,000 or 52%. This increase in interest expense was primarily due to additional borrowings used to finance recent acquisitions, including the 1996 Note Offering used to finance the GMC Transaction, offset by the repayment of debt with proceeds of $202,280,000 from the May 1996 equity offering. Increased depreciation and amortization, and lease expense are attributed to the GMC Transaction, the National Health transaction, the NeighborCare transaction and the McKerley Transaction.

         In the quarter ended December 31, 1995 the Company converted approximately $33,500,000 of its 6% Convertible Senior Subordinated Debentures (the "Debentures") due 2003. In connection with the early conversion of the Debentures, the Company paid approximately $1,090,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the results of operations for the quarter ended December 31, 1995.

         In connection with the early repayment of debt and the restructuring and amendment of its bank credit facility in the quarter ended December 31, 1996, the Company recorded an extraordinary loss, net of tax, of approximately $553,000 to write off unamortized deferred financing fees.

Liquidity and Capital Resources

         Working capital increased to $188,351,000 at December 31, 1996 from $155,491,000 at September 30, 1996. Accounts receivable increased to $185,168,000 at December 31, 1996 from $141,716,000 at September 30, 1996.
Approximately $29,800,000 of this increase relates to the GMC transaction, while the remaining $13,652,000 relates primarily to the continuing shift in business mix to specialty medical services including the acquisition of NeighborCare in June 1996. The allowance for doubtful accounts increased approximately $23,846,000, primarily as a result of reserves provided in connection with the GMC Transaction. Days revenue in accounts receivable increased to 68 days during this period from 62 days for the quarter ended September 30, 1996, primarily attributed to the timing of payments from fiscal intermediaries. Cost report receivables increased $13,900,000, of which approximately $9,200,000 is attributed to the GMC Transaction. All remaining balance sheet changes were primarily due to the GMC Transaction and normal growth in operations. The Company's cash flow from operations for the three months ended December 31, 1996 resulted in a use of cash of approximately $6,600,000 compared to a source of cash of approximately $3,137,000 for the three months ended December 31, 1995. Of the $6,600,000 use of operating cash for the three months ended December 31, 1996, approximately $4,100,000 is attributed to the GMC operations, with the remaining approximately $2,500,000 due to accelerated payments to vendors and the timing of receivable collections.

         Investing activities for the quarter ended December 31, 1996 include approximately $13,949,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software.

         In connection with the GMC Transaction, the Company has preliminarily recorded approximately $56,000,000 of goodwill, which is being amortized on a straight-line basis over lives ranging from 20 to 40 years, and approximately $20,000,000 of deferred tax assets which are included in other long term assets.

         In February 1997, the Company expects to make a payment of approximately $4,000,000 for contingent consideration in connection with the McKerley Transaction. In January 1997, the Company acquired $2,500,000 of convertible preferred stock of Doctors Health System, Inc. ("Doctors Health"), an independent physician owned and controlled integrated delivery system and practice management company. The convertible preferred stock carries an 8% cumulative dividend and is convertible into common stock. To date, the Company has purchased $10,000,000 of Doctors Health convertible preferred stock that, if converted, would represent an approximate 10% ownership interest in Doctors Health. Also, the Company is committed to purchase an additional $10,000,000 of convertible preferred stock upon Doctors Health's achievement of certain operational and financial benchmarks. In February 1997, the Company advanced to Doctors Health a loan of approximately $2,800,000.

         In November 1996, the Company called for redemption the then outstanding Debentures at a redemption price equal to 104.2% of the principal amount. The Debenture holders had the option to tender Debentures at the redemption price or to convert the Debentures at a conversion price of $15.104 per share. All of the approximately $43,800,000 of Debentures outstanding were converted to Common Stock in the quarter ended December 31, 1996. In the quarter ended December 31, 1995, the Company converted approximately $33,500,000 of Debentures. The conversions improved the Company's ratio of debt to equity and provides the Company with the ability to borrow under its revolving credit facilities at lower rates.

         In October 1996, the Company completed an offering of $125,000,000
9 1/4% Senior Subordinated Notes due 2006. The Company used the net proceeds of approximately $121,250,000 together with borrowings under the Credit Facility, to pay the cash portion of the purchase price of the GMC Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

         In October 1996, the Company entered into an agreement with the lenders of the credit facility to increase the revolving credit facility to $300,000,000 and the lease financing facility to $150,000,000 and to release liens on accounts receivable, inventory and personal property. The revolving credit facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus 1.5%. The lease financing facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%.

         Certain of the Company's outstanding loans contain covenants which, without the prior consent of the lenders, limit certain activities of the Company. Such covenants contain limitations relating to the merger or consolidation of the Company and the Company's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, the Company must maintain certain minimum levels of cash flow and debt service coverage, and must maintain certain liabilities to net worth.

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

         The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At February 11, 1997, approximately $327,000,000 was outstanding under the revolving credit facility and lease financing facility, and approximately $105,300,000 was available under the credit facilities after giving effect to approximately $17,700,000 in outstanding letters of credit issued under the credit facilities.

Seasonality

         The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles and the number of calendar days in a given quarter.

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

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

         Number            Description
         ------            -----------

         11                Statement re computation of per share earnings

         27                Financial Data Schedule


         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed a Report on Form 8-K/A dated July 11, 1996 reporting the agreement to acquire Geriatric and Medical Companies which did not include financial statements.

                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                          GENESIS HEALTH VENTURES, INC.


Date:  February 14, 1997      /s/    George V. Hager Jr.
                              --------------------------
                              George V. Hager, Jr.
                              Senior Vice President and Chief Financial Officer