Form 10-Q
period 1997-03-31
GENESIS HEALTH VENTURES INC /PA
filed 1997-05-15
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                             YES [ x ]      NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 9, 1997: 35,006,495 shares of common stock outstanding

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS..........................................1

Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements.............................................................2

         Item 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................8


Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................................14

         Item 2.  Changes in Securities...........................................................14

         Item 3.  Defaults Upon Senior Securities.................................................14

         Item 4   Submission of Matters to a Vote of Security Holders.............................14

         Item 5.  Other Information...............................................................14

         Item 6   Exhibits and Reports on Form 8-K................................................14


SIGNATURES .......................................................................................16

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicaid and Medicare programs and the Company's ability to meet its liquidity needs and control costs; certain statements in Notes to Condensed Consolidated Financial Statements, such as certain Pro Forma Adjustments; and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

 1. The Company's substantial indebtedness and significant debt service obligations.

 2. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

 3. Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, and other changes in applicable government regulations that might affect the profitability of the Company.

 4. The Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities, thereby avoiding a number of potentially adverse consequences, such as the imposition of fines, temporary suspension of admission of patients, restrictions on the ability to acquire new facilities, suspension or decertification from Medicaid or Medicare programs, and, in extreme cases, revocation of a facility's license or the closure of a facility, including as a result of unauthorized activities by employees.

 5. The occurrence of changes in the mix of payment sources utilized by the Company's customers to pay for the Company's services.

 6. The adoption of cost containment measures by private pay sources such as commercial insurers and managed care organizations, as well as efforts by governmental reimbursement sources to impose cost containment measures.

 7. The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home health care and changes in the regulatory system, such as changes in certificate of need laws, in the states in which the Company operates or anticipates operating in the future that facilitate such competition.

 8. The Company's ability to identify suitable acquisition candidates, to consummate or complete development projects, or to profitably operate or successfully integrate enterprises into the Company's other operations.

These and other factors have been discussed in more detail in the Company's periodic reports including its Annual Report on Form 10K for the fiscal year ended September 30, 1996.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                       March 31,      September 30,
------------------------------------------------------------------------------------------------------------------
                                                                                          1997            1996
==================================================================================================================
Assets                                                                                (Unaudited)
Current assets:
        Cash and equivalents                                                       $      13,835      $    12,763
        Accounts receivable, net of allowance for doubtful accounts of
            $36,531 at March 31, 1997 and $11,131 at September 30, 1996                  196,987          141,716
        Cost report receivables                                                           54,360           41,575
        Inventory                                                                         24,866           17,051
        Prepaid expenses and other current assets                                         30,092           19,616
-----------------------------------------------------------------------------------------------------------------
                  Total current assets                                                   320,140          232,721
-----------------------------------------------------------------------------------------------------------------

Property, plant, and equipment                                                           633,540          416,766
Accumulated depreciation                                                                 (77,879)         (65,837)
-----------------------------------------------------------------------------------------------------------------
                                                                                         555,661          350,929
Notes receivable and other investments                                                   104,729           92,574
Other long-term assets                                                                    33,083           24,595
Deferred tax assets                                                                       10,624               --
Goodwill and other intangibles, net                                                      316,976          249,850
-----------------------------------------------------------------------------------------------------------------
                  Total assets                                                     $   1,341,213      $   950,669
=================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued expenses                                      $    114,321       $    73,084
        Current installments of long-term debt                                            6,493             3,720
        Income taxes payable                                                              7,923               426
-----------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                             128,737            77,230
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          618,564           338,933
Deferred income taxes                                                                        --            13,812
Deferred gain and other long-term liabilities                                            10,946             6,086
Shareholders' equity:
        Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,260,207 and 35,214,606 at March 31, 1997;
            31,981,393 and 31,935,792 at September 30, 1996                                 699               640
        Additional paid-in capital                                                      455,322           411,472
        Retained earnings                                                               127,188           102,739
        Treasury stock, at cost                                                            (243)             (243)
-----------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                            582,966           514,608
-----------------------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity                       $  1,341,213       $   950,669
=================================================================================================================

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                                         (Unaudited)
                                                                                         Three months
                                                                                        ended March 31,
------------------------------------------------------------------------------------------------------------------
                                                                                  1997                    1996
==================================================================================================================
Net revenues:
        Basic healthcare services                                          $      136,825          $        83,066
        Specialty medical services                                                124,488                   61,811
        Management services and other, net                                         11,950                    9,862
-------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                   273,263                  154,739
-------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                              130,395                   77,283
        Other operating expenses                                                   84,886                   41,798
        General corporate expense                                                   9,907                    6,262
Depreciation and amortization                                                      10,620                    6,087
Lease expense                                                                       7,244                    4,068
Interest expense, net                                                               8,960                    6,939
-------------------------------------------------------------------------------------------------------------------

        Earnings before income taxes                                               21,251                   12,302
Income taxes                                                                        7,757                    4,492
-------------------------------------------------------------------------------------------------------------------
             Net income                                                    $      $13,494          $         7,810
===================================================================================================================

Per common share data:
        Primary:
           Net income                                                      $         0.37          $          0.31
           Weighted average shares of common stock and equivalents             36,372,903               25,306,685
-------------------------------------------------------------------------------------------------------------------
        Fully diluted:
           Net income                                                      $         0.37          $          0.30
           Weighted average shares of common stock and equivalents             36,374,693               28,797,732
===================================================================================================================

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                                      (Unaudited)
                                                                                       Six months
                                                                                     ended March 31,
---------------------------------------------------------------------------------------------------------------
                                                                                  1997                 1996
===============================================================================================================
Net revenues:
        Basic healthcare services                                          $   270,917             $    155,260
        Specialty medical services                                             238,667                  115,001
        Management services and other, net                                      22,223                   17,256
---------------------------------------------------------------------------------------------------------------
             Total net revenues                                                531,807                  287,517
---------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                           255,450                  142,325
        Other operating expenses                                               165,018                   79,394
        General corporate expense                                               19,529                   11,101
Depreciation and amortization                                                   20,101                   11,235
Lease expense                                                                   14,182                    7,861
Interest expense, net                                                           18,155                   12,979
Debenture conversion expense                                                       -                      1,090
---------------------------------------------------------------------------------------------------------------

        Earnings before income taxes and extraordinary item                     39,372                   21,532
Income taxes                                                                    14,370                    7,864
---------------------------------------------------------------------------------------------------------------
        Earnings before extraordinary item                                      25,002                   13,668
Extraordinary item, net of tax                                                    (553)                     -
---------------------------------------------------------------------------------------------------------------
             Net income                                                    $    24,449             $     13,668
===============================================================================================================

Per common share data:
        Primary:
           Earnings before extraordinary item                              $      0.71             $      0.55
           Extraordinary item                                                    (0.02)                     -
           Net income                                                      $      0.69                    0.55
           Weighted average shares of common stock and equivalents          35,285,093              24,730,819
--------------------------------------------------------------------------------------------------------------
        Fully diluted:
           Earnings before extraordinary item                              $     0.70              $      0.53
           Extraordinary item                                                   (0.02)                      -
           Net income                                                      $     0.68                     0.53
           Weighted average shares of common stock and equivalents         36,262,863               28,816,719
==============================================================================================================

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                (Unaudited)
                                                                                             Six months ended
                                                                                                 March 31,
                                                                                          1997                  1996
=======================================================================================================================
Cash flows from operating activities:
       Net income                                                                    $      24,449       $       13,668
       Adjustments to reconcile net income to
            net cash provided by operating activities:
       Charges (credits) included in operations not requiring funds:
               Provision for deferred taxes                                                  3,592                1,966
               Depreciation and amortization                                                20,101               11,235
               Amortization of deferred gain                                                  (230)                (230)
               Debenture conversion expense                                                    -                  1,090
               Extraordinary item                                                              553                  -
       Changes in assets and liabilities excluding the effects of acquisitions:
               Accounts receivable                                                         (27,363)              (7,519)
               Cost reports receivable                                                      (5,907)              (6,941)
               Inventory                                                                    (5,236)              (1,548)
               Prepaid expenses and other current assets                                    (5,069)             (10,932)
               Accounts payable and accrued expenses                                         6,983                5,355
               Income taxes payable                                                          6,522                1,508
-----------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                                    (6,054)              (6,016)
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                                      18,395                7,652
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
       Capital expenditures                                                                (33,778)             (12,776)
       Payments for acquisitions, net of cash acquired                                    (233,665)             (93,316)
       Notes receivable and other investment and asset additions, net                      (11,025)             (11,653)
-----------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                              (278,468)            (117,745)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
       Net borrowings under working capital revolving credit                               140,783              107,200
       Repayment of long term debt                                                          (1,955)                (322)
       Proceeds from issuance of long-term debt                                            125,000                  -
       Debt issuance costs                                                                  (3,750)                 -
       Debenture conversion expense                                                            -                 (1,090)
       Common stock options exercised                                                        1,067                1,716
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                           261,145             107,504
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents                                              1,072              (2,589)
Cash and equivalents
       Beginning of period                                                                  12,763              10,387
       End of period                                                                 $      13,835       $       7,798
=======================================================================================================================

Supplemental disclosure of cash flow information:
       Interest paid                                                                 $      14,533       $      11,876
       Income taxes paid                                                             $       6,873       $      12,005
=======================================================================================================================

See accompanying notes to condensed consolidated financial statements

                 GENESIS HEATLH VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.       Long-Term Debt

         In March 1997, the Company amended its credit facility to increase the revolving credit facility from $300,000,000 to $375,000,000 (the "Revolving Credit Facility"). In October 1996, the Company entered into an agreement with the lenders to increase the Revolving Credit Facility from $200,000,000 to $300,000,000 and the lease financing facility from $85,000,000 to $150,000,000
(the "Lease Financing Facility") and to release liens on accounts receivable, inventory and personal property. The Revolving Credit Facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%. The Lease Financing Facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%.

         In October 1996, the Company completed an offering of $125,000,000
9 1/4% Senior Subordinated Notes due 2006 (the "1996 Note Offering"). The Company used the net proceeds of approximately $121,250,000 together with borrowings under the Revolving Credit Facility, to pay the cash portion of the purchase price of the GMC Transaction (defined below), to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC (defined below) accounts receivable which were previously financed.

4.       Pro Forma Financial Information

         Effective October 1, 1996, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (The "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC stock. The total consideration paid, including assumed indebtedness of approximately $132,000,000, is approximately $223,000,000. The merger was financed in part with approximately $121,250,000 in net proceeds from the 1996 Note Offering. The remaining consideration was financed through borrowings under the Company's Revolving Credit Facility. The GMC Transaction added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operated businesses which provided a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services. In connection with the GMC Transaction, the Company has preliminarily recorded approximately $63,700,000 of goodwill, which is being amortized on a straight-line basis over lives ranging from 20 to 40 years, and approximately $25,300,000 of deferred tax assets available to reduce future income taxes, which are included net in deferred tax assets on the balance sheet. Management believes it is more likely than not that such deferred tax assets will be realized.

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

         On November 30, 1995, the Company acquired McKerley Health Care Centers, Inc. and its related entities (collectively, "McKerley") for total consideration of approximately $68,700,000. The transaction (the "McKerley Transaction") also provided for up to an additional $6,000,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997, of which approximately $4,000,000 was paid in February 1997, and $2,000,000 of which remains contingent consideration. McKerley added 15 eldercare centers in New Hampshire and Vermont with a total of 1,535 beds to Genesis. McKerley also operated a home healthcare company. The acquisition was financed with borrowings under the Revolving Credit Facility and assumed indebtedness.

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

                                          (In thousands, except per share data)

                                                          Six Months
                                                             Ended
Pro Forma Statement of Operations Information:           March 31, 1996

         Total net revenues                                $ 473,086
         Net income                                           20,857
         Primary earnings per share                        $    0.66
         Fully diluted earnings per share                  $    0.63

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

         The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues all room and board charges for its eldercare customers at its owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, community-based pharmacies, subacute care programs, home health care, physician services, and other specialized services. Management services and other include fees earned for management of eldercare centers, development of life care communities and revenues from the group purchasing, staff replacement and vending businesses, and transactional revenues.

Certain Transactions

         Effective January 1, 1997, the Company entered into an agreement to provide management services for NewCourtland, Inc. ("NewCourtland"), a wholly owned subsidiary of The Presbyterian Foundation for Philadelphia (the "Presbyterian Foundation"), a non-profit organization. Under the terms of the agreement, Genesis will provide management services to eight eldercare centers with 1,844 beds located throughout the Delaware Valley.

         Effective October 1, 1996, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (The "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC common stock. The total consideration paid, including assumed indebtedness of approximately $132,000,000, is approximately $223,000,000. The merger was financed in part with approximately $121,250,000 in net proceeds from an offering of 9 1/4% Senior Subordinated Notes issued in October 1996 (the "1996 Note Offering"). The remaining consideration was financed through borrowings under the Company's revolving credit facility (the "Revolving Credit Facility"). The GMC Transaction added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operated businesses which provided a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services.

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

         On November 30, 1995, the Company acquired McKerley Health Care Centers, Inc. and its related entities (collectively, "McKerley") for total consideration of approximately $68,700,000. The transaction (the "McKerley Transaction") also provided for up to an additional $6,000,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997, of which approximately $4,000,000 was paid in February 1997, and $2,000,000 of which remains contingent consideration. McKerley added 15 eldercare centers in New Hampshire and Vermont with a total of 1,535 beds to Genesis. McKerley also operated a home healthcare company. The acquisition was financed with borrowings under the Revolving Credit Facility and assumed indebtedness.

Results of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996.

         The Company's total net revenues for the quarter ended March 31, 1997 were $273,263,000 compared to $154,739,000 for the quarter ended March 31, 1996, an increase of $118,524,000 or 77%. Basic healthcare services increased $53,759,000 or 65% of which approximately $31,600,000 is attributed to the GMC Transaction, approximately $14,500,000 is attributed to the National Health transaction, and the remaining increase of approximately $7,700,000 is primarily due to providing care to higher acuity patients and to rate increases. Specialty medical services revenue increased $62,677,000 or 101% of which approximately $14,500,000 is attributed to the GMC Transaction, approximately $18,100,000 is due to the NeighborCare Pharmacies transaction, approximately $5,800,000 is attributed to the National Health transaction, and the remaining increase of approximately $24,300,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical services revenue per patient day in the health centers division increased 19% to $34.58 in the quarter ended March 31, 1997 compared to $29.04 in the quarter ended March 31, 1996 primarily due to treatment of higher acuity patients. Management services and other income increased $2,088,000 or 21%. This increase is primarily due to approximately $3,000,000 of other service related business acquired in GMC Transaction, approximately $750,000 earned in connection with the management agreement with the Presbyterian Foundation, offset by approximately $2,000,000 of other transactional revenues earned in the quarter ended March 31, 1996 which included the sale of non-core assets.

         The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $225,188,000 for the quarter ended March 31, 1997 compared to $125,343,000 for quarter ended March 31, 1996, an increase of $99,845,000 or 80%, of which approximately $74,300,000 is due to the impact of acquisitions and the remaining increase of approximately $25,500,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions.

         Increased depreciation and amortization, and lease expense are primarily attributed to the GMC Transaction, the National Health transaction, and the NeighborCare transaction.

         Interest expense increased $2,021,000 or 29%. This increase was primarily due to additional borrowings used to finance recent acquisitions, including the 1996 Note Offering used to finance the GMC Transaction, offset by the repayment of debt associated with proceeds of $202,280,000 from the May 1996 equity offering, and offset by the conversion of 6% Convertible Senior Subordinated Debentures (the Debentures).

Six months ended March 31, 1997 compared to six months ended March 31, 1996.


         The Company's total net revenues for the six months ended March 31, 1997 were $531,807,000 compared to $287,517,000 for the six months ended March 31, 1996, an increase of $244,290,000 or 85%. Basic healthcare services increased $115,657,000 or 74% of which approximately $64,500,000 is attributed to the GMC Transaction, approximately $29,500,000 is attributed to the National Health transaction, approximately $9,900,000 is due primarily to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full six months in 1997 versus four months in the prior year and the remaining increase of approximately $11,800,000 is due to providing care to higher acuity patients and to rate increases. Specialty medical services revenue increased $123,666,000 or 108% of which approximately $28,300,000 is attributed to the GMC Transaction, approximately $36,100,000 is due to the NeighborCare Pharmacies transaction, approximately $10,800,000 is attributed to the National Health transaction, approximately $1,500,000 is due to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full six months in 1997 versus four months in the prior year, and the remaining increase of approximately $47,000,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical service revenue per patient day in the health centers division increased 10% to $31.49 in the six months ended March 31, 1997 compared to $28.51 in the six months ended March 31, 1996 primarily due to treatment of higher acuity patients. Management services and other income increased $4,967,000 or 29%. This increase is primarily due to approximately $6,000,000 of other service related business acquired in GMC Transaction, approximately $750,000 earned in connection with the Company management agreement with the Presbyterian Foundation, offset by approximately $2,000,000 of other transactional revenues earned in the quarter ended March 31, 1996 which included the sale of non-core assets.

         The Company's operating expenses before depreciation, amortization, lease expense, interest expense and excluding debenture conversion expense were $439,997,000 for the six months ended March 31, 1997 compared to $232,820,000 for six months ended March 31, 1996, an increase of $207,177,000 or 89%, of which approximately $156,500,000 is due to the impact of acquisitions and the remaining increase of approximately $50,700,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions.

         Increased depreciation and amortization, and lease expense are primarily attributed to the GMC Transaction, the National Health transaction, the NeighborCare transaction and the McKerley Transaction.

         Interest expense increased $5,176,000 or 40%. This increase in interest expense was primarily due to additional borrowings used to finance recent acquisitions, including the 1996 Note Offering used to finance the GMC Transaction, offset by the repayment of debt associated with proceeds of $202,280,000 from the May 1996 equity offering, and offset by the conversion of 6% Convertible Senior Subordinated Debentures.

         In the quarter ended December 31, 1995 the Company converted approximately $33,500,000 of the Debentures due 2003. In connection with the early conversion of the Debentures, the Company paid approximately $1,090,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the results of operations for the six months ended March 31, 1996.

         In connection with the early repayment of debt and the restructuring and amendment of the Revolving Credit Facility in the quarter ended December 31, 1996, the Company recorded an extraordinary item (net of tax) of approximately $553,000 to write off unamortized deferred financing fees.

Liquidity and Capital Resources

         Working capital increased to $191,403,000 at March 31, 1997 from $155,491,000 at September 30, 1996. Accounts receivable increased to $196,987,000 at March 31, 1997 from $141,716,000 at September 30, 1996.
Approximately $34,800,000 of this increase relates to the GMC acquisition, while the remaining approximately $20,500,000 relates primarily to the continuing shift in business mix to specialty medical services including the acquisition of NeighborCare in fiscal 1996. The allowance for doubtful accounts increased approximately $25,400,000, primarily as a result of reserves provided in connection with the GMC Transaction. Days revenue in accounts receivable remained unchanged at 65 days during the quarter ended March 31, 1997 versus the quarter end December 31, 1996, (68 days excluding GMC). The Company's cash flow from operations for the six months ended March 31, 1997 provided cash of $18,395,000 compared to $7,652,000 for the six months ended March 31, 1996. The increase in positive cash flow from operations in the quarter ended March 31, 1997 versus the quarter ended December 31, 1996 is primarily attributed to increased earnings and improved collection of cost report receivables.


         Investing activities for the six months ended March 31, 1997 include approximately $33,800,000 of capital expenditures primarily related to betterments and expansion of eldercare centers, the purchase of additional corporate office space and investment in data processing hardware and software.

         In March 1997, the Company amended its credit facility to increase the Revolving Credit Facility from $300,000,000 to $375,000,000. In October 1996, the Company entered into an agreement with the lenders to increase the Revolving Credit Facility from $200,000,000 to $300,000,000 and the Lease Financing Facility from $85,000,000 to $150,000,000 and to release liens on accounts receivable, inventory and personal property. The Revolving Credit Facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%. The Lease Financing Facility bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 1.5%.

         In February 1997, the Company made a payment of approximately $4,000,000 for contingent consideration in connection with the McKerley Transaction. In January 1997, the Company acquired $2,500,000 of convertible preferred stock of Doctors Health System Inc., ("Doctors Health") an independent physician owned and controlled integrated delivery system and practice management company. The convertible preferred stock carries an 8% cumulative dividend and is convertible into common stock. To date, the Company has purchased $10,000,000 of Doctors Health convertible preferred stock that, if converted, would represent an approximate 10% ownership interest in Doctors Health. The Company is committed to purchase an additional $5,000,000 of convertible preferred stock upon Doctors Health's achievement of certain operational and financial benchmarks. Also, the Company is committed to lend Doctors Health up to $5,000,000 at 11%, of which approximately $3,325,000 has been loaned to date.

         In connection with the GMC Transaction, the Company has preliminarily recorded approximately $63,700,000 of goodwill, which is being amortized on a straight-line basis over lives ranging from 20 to 40 years, and approximately $25,300,000 of deferred tax assets available to reduce future income taxes, which are included net in deferred tax assets on the balance sheet. Management believes it is more likely than not that such deferred tax assets will be realized.

         In November 1996, the Company called for redemption the then outstanding Debentures at a redemption price equal to 104.2% of the principal amount. The Debenture holders had the option to tender Debentures at the redemption price or to convert the Debentures at a conversion price of $15.104 per share. All of the approximately $43,800,000 of remaining Debentures outstanding were converted to Common Stock in the quarter ended December 31, 1996. In the quarter ended December 31, 1995, the Company converted approximately $33,500,000 of Debentures. The conversions improved the Company's leverage and provides the Company with the ability to borrow under its revolving credit facilities at lower rates.

         In October 1996, the Company completed the 1996 Note Offering. The Company used the net proceeds of approximately $121,250,000 together with borrowings under the Revolving Credit Facility, to pay the cash portion of the purchase price of the GMC Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

         Certain of the Company's outstanding loans contain covenants which, without the prior consent of the lenders, limit certain activities of the Company. Such covenants contain limitations relating to the merger or consolidation of the Company and the Company's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, the Company must maintain certain minimum levels of cash flow and debt service coverage, and must maintain certain ratios of liabilities to net worth. Under these loans, the Company is restricted from paying cash dividends on the Common Stock, unless certain conditions are met. The Company has not declared or paid any cash dividends on its Common Stock since its inception.

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

         The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At May 9, 1997, approximately $335,000,000 was outstanding under the Revolving Credit Facility and Lease Financing Facility, and approximately $171,000,000 was available under the credit facilities after giving effect to approximately $19,000,000 in outstanding letters of credit issued under the credit facilities.

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. SFAS 128 also requires a reconciliation of the numerator and denominator of the diluted EPS computation.

Had SFAS 128 been adopted in the first quarter of fiscal 1997, basic and diluted EPS would have been computed for the three and six-months ended March 31, 1997 as follows (in thousands, except per share amounts):


                                                                                       Per Share
                                       Income                    Shares                 Amount
(Three months ended March 31, 1997)

Basic EPS

         Net Income                    $  13,494                   35,168                $0.38
         Incremental shares from
            assumed exercise of
            dilutive stock options            -                     1,207                  -
                                       ----------               ----------              -------

Diluted EPS

         Net Income                    $  13,494                   36,375                $0.37
                                       ==========               ==========              =======

(Six months ended March 31, 1997)

Basic EPS

         Income before
            extraordinary item         $  25,002                   34,273                $0.73
         Extraordinary item                 (553)                                        (0.02)
                                       ----------               ----------              -------
         Net Income                    $  24,449                   34,273                $0.71

Diluted EPS

         Effect of assumed
            conversion of debt               303                      884                   -

         Incremental shares from
            assumed exercise of
            dilutive stock options           -                      1,012                   -
                                       ----------               ----------              -------

         Net Income                    $  24,752                   36,169                 0.68
         Extraordinary item                  553                                          0.02
                                       ----------               ----------              -------
         Net Income before
            extraordinary item         $  25,305                   36,169                $0.70
                                       ==========               ==========              =======

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to Vote of Security Holders

                  On March 6, 1997, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Exchange Act of 1934.

                  At the Annual Meeting the following matters were voted on: (i) Stephen E. Luongo and Michael R. Walker were elected to serve on the Board of Directors of the Company for three-year terms and until their respective successors are duly elected and qualified, each receiving 31,634,231 votes for their election and 235,454 against their election (with 3,031,178 broker non-votes and abstentions); and (ii) an amendment to the Company's 1985 Amended and Restated Employee Stock Option Plan increasing the number of shares which may be issued under the plan to 4,500,000 shares was approved by a vote of 29,004,964 for the amendment and 2,735,980 votes against the amendment (with 3,159,178 broker non-votes and abstentions).


Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number            Description
         ------            -----------

        10.1 Amended and Restated Lease and Agreement dated as of October 7, 1996 between Mellon Financial Services Corporation #4, as Lessor, and Genesis Eldercare Properties, Inc., as lessee.

        10.2 Second Amendment to Amended and Restated Participation Agreement dated March 7, 1997 among Genesis Eldercare Properties, Inc., as lessee, Mellon Financial Services Corporation #4, as lessor; various financial institutions as lenders and Mellon Bank N.A., a national banking association as Agent for Lessor and the Lenders.

        10.3 Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of March 7, 1997 by and among Genesis Health Ventures, Inc. and certain subsidiaries as Borrowers and Mellon Bank N.A. Issuer of Letters of Credit, Mellon Bank N.A. as Administrator Agent and Co-Syndication Agent, Citibank, N.A. as Co-Syndication Agent, and other Co-Agents.

        10.4 Employment Agreement by and between Michael R. Walker and Genesis Health Ventures, Inc., dated April 1, 1997

        10.5               The Company's Amended and Restated Employee Stock
                           Option Plan

         11                Statement re computation of per share earnings

         27                Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                              GENESIS HEALTH VENTURES, INC.


Date:  May 14, 1997           /s/ George V. Hager, Jr.
                              -------------------------------------------------
                              George V. Hager, Jr.
                              Senior Vice President and Chief Financial Officer