Form 10-Q
period 1997-06-30
GENESIS HEALTH VENTURES INC /PA
filed 1997-08-14
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                 YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 8, 1997: 35,071,512 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.....................1

Part I:  FINANCIAL INFORMATION

         Item 1. Financial Statements.........................................2

         Item 2  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...................................9


Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................18

         Item 2.  Changes in Securities......................................18

         Item 3.  Defaults Upon Senior Securities............................18

         Item 4   Submission of Matters to a Vote of Security Holders........18

         Item 5.  Other Information..........................................18

         Item 6   Exhibits and Reports on Form 8-K...........................18


SIGNATURES ..................................................................19

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicaid and Medicare programs and the Company's ability to meet its liquidity needs and control costs, the proposed merger between Genesis ElderCare Acquisition Corp. and the Multicare Companies, Inc., certain statements in Notes to Condensed Consolidated Financial Statements, such as certain Pro Forma Adjustments; and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

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

7. The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home health care and changes in the regulatory system, such as changes in certificate of need laws in the states in which the Company operates or anticipates operating in the future that facilitate such competition.

8. The Company's ability to identify suitable acquisition candidates, to consummate or complete development projects, or to profitably operate or successfully integrate enterprises into the Company's other operations.

9. The consummation of the merger between Genesis ElderCare Acquisition Corp. and The Multicare Companies, Inc. ("Multicare") and the Company's ability to successfully manage Multicare's operations.

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

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                             (Unaudited)
                                                                                               June 30,             September 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1997                    1996
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
        Cash and equivalents                                                                    $ 15,346                 $ 12,763
        Investments in marketable securities                                                      12,957                    5,517
        Accounts receivable, net of allowance for doubtful accounts of
            $36,431 at June 30, 1997 and $11,131 at September 30, 1996                           201,192                  141,716
        Cost report receivables                                                                   65,289                   41,575
        Inventory                                                                                 25,267                   17,051
        Prepaid expenses and other current assets                                                 20,463                   14,099
----------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                           340,514                  232,721
----------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment                                                                   650,514                  416,766
Accumulated depreciation                                                                         (86,269)                 (65,837)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 564,245                  350,929
----------------------------------------------------------------------------------------------------------------------------------
Notes receivable and other investments                                                           110,343                   92,574
Other long-term assets                                                                            35,781                   24,595
Deferred tax assets                                                                                5,690                        -
Goodwill and other intangibles, net                                                              318,578                  249,850
----------------------------------------------------------------------------------------------------------------------------------
                  Total assets                                                               $ 1,375,151                $ 950,669
----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued expenses                                                  $ 101,391                 $ 73,084
        Current installments of long-term debt                                                     6,525                    3,720
        Income taxes payable                                                                      11,771                      426
----------------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                                      119,687                   77,230
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                   644,725                  338,933
Deferred income taxes                                                                                  -                   13,812
Deferred gain and other long-term liabilities                                                     11,209                    6,086
Shareholders' equity:
        Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,056,865 and 35,011,264 at June 30, 1997;
            31,981,393 and 31,935,792 at September 30, 1996                                          701                      640
        Additional paid-in capital                                                               456,328                  411,472
        Retained earnings                                                                        142,744                  102,739
        Treasury stock, at cost                                                                     (243)                    (243)
----------------------------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                                     599,530                  514,608
----------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity                                 $ 1,375,151                $ 950,669
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                                                 (Unaudited)
                                                                                                 Three Months
                                                                                                Ended June 30,
------------------------------------------------------------------------------------------------------------------------
                                                                                         1997                    1996
------------------------------------------------------------------------------------------------------------------------

Net revenues:
        Basic healthcare services                                                   $   140,127              $    85,846
        Specialty medical services                                                      132,052                   78,347
        Management services and other, net                                               12,284                    8,643
-------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                         284,463                  172,836
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                                    131,356                   80,919
        Other operating expenses                                                         88,564                   52,786
        General corporate expense                                                        10,853                    6,515
Depreciation and amortization                                                            11,517                    6,648
Lease expense                                                                             7,324                    4,086
Interest expense, net                                                                    10,351                    6,125
Debenture conversion expense                                                                  -                      155
-------------------------------------------------------------------------------------------------------------------------

       Earnings before income taxes                                                      24,498                   15,602
Income taxes                                                                              8,942                    5,511
-------------------------------------------------------------------------------------------------------------------------
            Net income                                                              $    15,556              $    10,091
-------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Primary:
           Net income                                                               $      0.43              $      0.37
           Weighted average shares of common stock and equivalents                   36,311,392               27,507,276
-------------------------------------------------------------------------------------------------------------------------
        Fully diluted:
           Net income                                                               $      0.43              $     0.35
           Weighted average shares of common stock and equivalents                   36,387,989               31,108,391
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)


                                                                                                   (Unaudited)
                                                                                                   Nine Months
                                                                                                  Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                                         1997                    1996
-------------------------------------------------------------------------------------------------------------------------

Net revenues:
        Basic healthcare services                                                   $   411,044              $   241,107
        Specialty medical services                                                      370,719                  193,347
        Management services and other, net                                               34,507                   25,900
-------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                         816,270                  460,354
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                                    386,806                  223,244
        Other operating expenses                                                        253,582                  132,180
        General corporate expense                                                        30,382                   17,617
Depreciation and amortization                                                            31,618                   17,883
Lease expense                                                                            21,506                   11,948
Interest expense, net                                                                    28,506                   19,104
Debenture conversion expense                                                                  -                    1,245
-------------------------------------------------------------------------------------------------------------------------

       Earnings before income taxes and extraordinary item                               63,870                   37,133
Income taxes                                                                             23,312                   13,374
-------------------------------------------------------------------------------------------------------------------------
       Earnings before extraordinary item                                                40,558                   23,759
Extraordinary item, net of tax                                                             (553)                       -
-------------------------------------------------------------------------------------------------------------------------
            Net income                                                              $    40,005              $    23,759
-------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Primary:
           Earnings before extraordinary item                                       $      1.14              $      0.96
           Extraordinary item                                                             (0.02)                    -
           Net income                                                               $      1.12              $      0.93
           Weighted average shares of common stock and equivalents                   35,563,491               25,438,335
-------------------------------------------------------------------------------------------------------------------------
        Fully diluted:
           Earnings before extraordinary item                                       $      1.13              $      0.91
           Extraordinary item                                                             (0.02)                    -
           Net income                                                               $      1.11              $      0.88
           Weighted average shares of common stock and equivalents                   36,274,888               29,358,861
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                            (Unaudited)
                                                                                                         Nine Months Ended
                                                                                                             June 30,
                                                                                                      1997             1996
-------------------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
                Net income                                                                           $ 40,005         $ 23,759
                Adjustments to reconcile net income to
                     net cash provided by operating activities:
                Charges (credits) included in operations not requiring funds:
                       Provision for deferred taxes                                                     5,828            3,343
                       Depreciation and amortization                                                   31,618           17,883
                       Amortization of deferred gain                                                     (345)            (345)
                       Debenture conversion expense                                                         -            1,245
                       Extraordinary item                                                                 553                -
                Changes in assets and liabilities excluding the effects of acquisitions:
                       Accounts receivable                                                            (31,567)         (16,348)
                       Cost reports receivable                                                        (16,836)          (6,418)
                       Inventory                                                                       (5,637)          (2,207)
                       Prepaid expenses and other current assets                                         (957)          (9,012)
                       Accounts payable and accrued expenses                                           (4,697)           3,144
                       Income taxes payable                                                            10,370             (816)
-------------------------------------------------------------------------------------------------------------------------------
                Total adjustments                                                                     (11,670)          (9,531)
-------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operations                                                        28,335           14,228
-------------------------------------------------------------------------------------------------------------------------------

         Cash flows from investing activities:
                Capital expenditures                                                                  (47,138)         (26,151)
                Payments for acquisitions, net of cash acquired                                      (237,665)        (140,816)
                Notes receivable and other investments and asset additions, net                       (22,893)          (8,906)
-------------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                                (307,696)        (175,873)
-------------------------------------------------------------------------------------------------------------------------------

         Cash flows from financing activities:
                Net borrowings under working capital revolving credit                                 162,449           20,300
                Repayment of long term debt                                                            (5,331)          (1,673)
                Proceeds from issuance of long-term debt                                              126,500                -
                Debt issuance costs                                                                    (3,750)               -
                Common stock options exercised                                                          2,076            2,500
                Proceeds from issuance of Common Stock                                                      -          211,250
                Stock issuance costs                                                                        -           (9,248)
                Debenture conversion expense                                                                -           (1,245)
-------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                             281,944          221,884
-------------------------------------------------------------------------------------------------------------------------------

         Net increase in cash and equivalents                                                           2,583           60,239
         Cash and equivalents
              Beginning of period                                                                      12,763           10,387
              End of period                                                                          $ 15,346         $ 70,626
-------------------------------------------------------------------------------------------------------------------------------

        Supplemental disclosure of cash flow information:
              Interest paid                                                                          $ 30,357         $ 22,755
                Income taxes paid                                                                    $ 11,967         $ 12,451
-------------------------------------------------------------------------------------------------------------------------------

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

                                           (In thousands, except per share data)

                                                         Nine Months
                                                            Ended
Pro Forma Statement of Operations Information:          June 30, 1996

         Total net revenues                              $  722,249
         Net income                                          34,126
         Primary earnings per share                      $     1.06
         Fully diluted earnings per share                $     1.00


         On June 16, 1997, the Company, The Cypress Group, LLC ("Cypress") and the Texas Pacific Group ("TPG") formed Genesis ElderCare Acquisition Corp. ("GEAC"), which on June 20, 1997 commenced a cash tender offer for the common stock of The Multicare Companies, Inc. ("Multicare") for $28.00 per share (the "Multicare Transaction") pursuant to an Agreement and Plan of Merger between inter alia GEAC and Multicare. Multicare, a New Jersey-based long term care company with annualized revenues of $696,000,000 and approximately 37,000,000 fully diluted shares outstanding, provides services through 155 facilities with approximately 16,000 beds. Genesis has committed to invest $325,000,000 in exchange for approximately 44% of GEAC common stock and Cypress and TPG have committed to invest $420,000,000 in exchange for approximately 56% of GEAC common stock. Genesis will enter into a multi-year management services contract with GEAC to manage Multicare's operations for an annual management fee of 6% of net revenues, provided that payment of one-third of such fee shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants and that payment of the management fee shall be no less than approximately $23,900,000 in any one year. Following completion of the transaction, GEAC will be a consolidated subsidiary of Genesis. Genesis will enter into a put/call agreement with Cypress and TPG giving Genesis the option to acquire the equity of Cypress and TPG in GEAC after four years; Cypress and TPG will have the option to put their equity in GEAC to Genesis after five years. The offer is subject to, among other things, the tender of a majority of the outstanding shares on a fully diluted basis and receipt of all regulatory approvals. Concurrently with the consummation of the Multicare Transaction, Multicare will sell its contract therapy business (the "Therapy Sale") to Genesis for approximately $24,000,000. Concurrently with, or as soon as practicable after, the consummation of the Multicare Transaction, Multicare will sell its pharmacy business to Genesis for approximately $50,000,000 (the "Pharmacy Sale").

         The following unaudited proforma statement of operations information gives effect to the Multicare Transaction described above as though it had occurred at the beginning of the period presented, after giving effect to certain adjustments including, the effect of the merger and tender offer, amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related income tax effects. The proforma financial information does not necessarily reflect results of operations that would have occurred had the acquisitions occurred at the beginning of the period presented.

                                           (In thousands, except per share data)

                                                         Nine Months
                                                            Ended
Pro Forma Statement of Operations Information:           June 30, 1997

         Total net revenues                              $1,339,546
         Net income                                          38,017
         Primary earnings per share                      $     1.05
         Fully diluted earnings per share                $     1.04

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

         The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues from all room and board charges for its eldercare customers at its owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, community-based pharmacy services, subacute care programs, home health care, physician services, and other specialized services. Management services and other include fees earned for management of eldercare centers, development of life care communities and revenues from the group purchasing, staff replacement, hospitality and vending businesses, and transactional revenues.

Certain Transactions

Multicare Transaction

On June 16, 1997, the Company, The Cypress Group, LLC ("Cypress") and the Texas Pacific Group ("TPG") formed Genesis ElderCare Acquisition Corp. ("GEAC"), which on June 20, 1997 commenced a cash tender offer for the common stock of The Multicare Companies, Inc. ("Multicare") for $28.00 per share (the "Multicare Transaction") pursuant to an Agreement and Plan of Merger between inter alia GEAC and Multicare. Multicare, a New Jersey-based long term care company with annualized revenues of $696,000,000 and approximately 37,000,000 fully diluted shares outstanding, provides services through 155 facilities with approximately 16,000 beds. Genesis will enter into a multi-year management services contract with GEAC to manage Multicare's operations for an annual management fee of 6% of net revenues, provided that payment of one-third of such fee shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants and that payment of the management fee shall be no less than approximately $23,900,000 in any one year. Following completion of the transaction, GEAC will be a consolidated subsidiary of Genesis. The offer is subject to, among other things, the tender of a majority of the outstanding shares on a fully diluted basis and receipt of all regulatory approvals. Concurrently with the consummation of the Multicare Transaction, Multicare will sell its contract therapy business (the "Therapy Sale") to Genesis for approximately $24,000,000. Concurrently with, or as soon as practicable after, the consummation of the Multicare Transaction, Multicare will sell its pharmacy business to Genesis for approximately $50,000,000 (the "Pharmacy Sale").

         GEAC will require approximately $1,483,000,000 to (i) purchase the Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees in accordance with the Merger Agreement and Noncompetition Agreements. Of the funds required to finance the foregoing, approximately $745,000,000 will be furnished to Acquisition Corp. as capital contributions by Genesis ElderCare Corp. from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG and Genesis. On June 15, 1997, each of Cypress, TPG and Genesis delivered commitment letters pursuant to which Cypress and TPG have each agreed to purchase shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000,000 and Genesis has agreed to purchase shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000,000 subject to satisfaction of certain conditions. The balance of the funds necessary to finance the foregoing will come from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of up to $525,000,000 and (ii) $250,000,000, in the aggregate, from the proceeds of the issuance of 9% Senior Subordinated Notes due 2007 ("9% Notes") sold by Acquisition Corp. on August 11, 1997, which net proceeds of approximately $241,000,000 are currently held in escrow by the trustee.

         In connection with the Multicare Transaction, Genesis has accepted an Amended and Restated Commitment Letter (the "Genesis Commitment Letter") from Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders have committed to provide Genesis and its subsidiaries with loan facilities totaling $880,000,000 (the "Genesis Bank Financing") for the purpose of refinancing the existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger; and funding Genesis' and its subsidiaries' working capital and general corporate purposes, including fees and expenses of the transactions. Because the terms, conditions and covenants of the Genesis Bank Financing are subject to the negotiation, execution and delivery of the definitive loan documents, certain of the actual terms, conditions and covenants thereof may differ from those described below.

         The Genesis Bank Financing facilities will be secured by a first priority security interest in all of the (i) stock, partnership interests and other equity of all of Genesis' present and future direct and indirect subsidiaries (including, without limitation, Genesis' and its subsidiaries' ownership interest in Genesis ElderCare Corp.) other than stock of Acquisition Corp., Multicare and its direct and indirect subsidiaries and (ii) all intercompany notes among Genesis and any subsidiaries or among any subsidiaries.

         The Genesis Bank Financing will contain a number of covenants that, among other things, will restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; will prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; will cause Genesis and its affiliates to maintain the Management Agreement, the Put/Call Agreement and corporate separateness; and will cause Genesis to comply with the terms of other material agreements as well as comply with usual and customary covenants for transactions of this nature.

         The Multicare Transaction contains a guaranty (the "Guaranty") by Genesis, as a primary obligor to Multicare, of each obligation of Genesis ElderCare Corp. and Acquisition Corp. (collectively, the "Obligations" and singly, "Obligation"). Genesis agreed that if either or both of Genesis ElderCare Corp. and Acquisition Corp. fails to observe, perform or discharge any Obligation, Genesis shall promptly itself, observe, perform or discharge such Obligation, or cause either Genesis ElderCare Corp. or Acquisition Corp. to observe, perform or discharge such Obligation, in all cases as if and to the extent that Genesis was the primary obligor with respect to such Obligation, and shall pay any and all actual damages that may be incurred or suffered by Multicare in consequence thereof, and any and all costs and expenses, including, without limitation, attorneys' fees and expenses, that maybe incurred by Multicare in collecting such Obligation and/or in preserving or enforcing any rights under the Guaranty or under the Obligations.

         The Merger Agreement further provides that if any scheduled expiration of the Tender Offer occurring after August 15, 1997 on which each of the conditions set forth in the Merger Agreement has been satisfied or waived, Genesis ElderCare Corp. shall not have satisfied or waived the Financing Condition and the Merger Agreement is thereafter terminated, then Genesis shall pay to Multicare $30 million. Upon making such payment none of Genesis
ElderCare Corp., Acquisition Corp., Genesis or any of their affiliates shall have any further liability with respect to the failure to complete the transactions contemplated by the Merger Agreement unless Genesis ElderCare Corp. or Acquisition Corp. breaches the Merger Agreement (and the breach remains unremedied after five days notice to Genesis ElderCare Corp. or Acquisition Corp.) or if Genesis, Genesis ElderCare Corp. or Acquisition Corp. fail to use reasonable best efforts to obtain such financing. Genesis has delivered to Multicare an irrevocable letter of credit (the "Letter of Credit") for $30 million, drawn on Mellon Bank, N.A. to secure its obligation to pay such amount.

         The 9% Notes are required to be redeemed at 101% of their face amount plus accrued interest if the Tender Offer is not consummated by October 31, 1997 (subject to a one-month extension at Acquisition Corp's option). Genesis is required to deposit the amount of funds necessary to permit all outstanding Notes to be so redeemed, to the extent the proceeds held by the Trustee are insufficient to redeem the Note in the event the Tender Offer is not consummated.

         In connection with the funding pursuant to their respective equity commitments, Genesis, Cypress and TPG also will enter into an agreement (the "Put/Call Agreement") pursuant to which, among other things, Genesis will have the option, on the terms and conditions set forth in the Put/Call Agreement to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress and TPG commencing on the fourth anniversary of the Merger and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Cypress and TPG will have the option, on the terms and conditions set forth in the Put/Call Agreement, to require Genesis to purchase (the "Put") such Genesis ElderCare Corp. Common Stock commencing on the fifth anniversary of the Merger and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement.

         The prices determined for the Put and Call are based on a formula that calculates the equity value attributable to Cypress' and TPG's Genesis ElderCare Corp. Common Stock. The calculated equity value will be determined based upon a multiple of Genesis ElderCare Corp.'s earnings before interest, taxes, depreciation, amortization and rental expenses, as adjusted ("EBITDAR") after deduction of certain liabilities. The multiple to be applied to EBITDAR will depend on whether the Put or the Call is being exercised. Any payment to Cypress or TPG under the Call or the Put maybe in the form of cash or Genesis common stock at Genesis' option.

         Upon exercise of the Call, Cypress and TPG will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the calculated equity value. Any additional equity value attributable to Cypress' or TPG's Genesis ElderCare Corp. Common Stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional equity value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress or TPG, there will be no minimum return to Cypress or TPG; any payment to Cypress or TPG will be limited to Cypress' or TPG's share of the calculated equity value based upon a formula set forth in the terms of the Put/Call Agreement which provides generally for the preferential return of the stockholders' capital contributions (subject to certain priorities), a 25% compound annual return on Cypress' and TPG's capital contributions and the remaining equity value to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp.

         Cypress' and TPG's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis or an extraordinary dividend or the occurrence of the leverage recapitalization of Genesis, with such terms to be defined in the Put/Call Agreement. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress and TPG will have the right to terminate the Stockholders' Agreement and Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the put option exercise price and Cypress and TPG will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price. In the event of a change of control of Genesis, the option price shall be payable solely in cash provided any such payment will be subordinated to the payment of principal and interest under the Genesis Bank Financing.

Presbyterian Foundation

         Effective January 1, 1997, the Company entered into an agreement to provide management services for NewCourtland, Inc. ("NewCourtland"), a wholly owned subsidiary of The Presbyterian Foundation of Philadelphia (the "Presbyterian Foundation"), a non-profit organization. Under the terms of the agreement, Genesis will provide management services to eight eldercare centers with 1,844 beds located throughout the Delaware Valley.

Geriatric & Medical Companies, Inc.

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

National Health Care Affiliates, Inc.

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

NeighborCare Pharmacies, Inc.

         In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc. ("NeighborCare"), a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250,000, comprised of approximately $47,250,000 in cash and 312,744 shares of Genesis common stock.

McKerley Health Care Centers, Inc.

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

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996.

         The Company's total net revenues for the quarter ended June 30, 1997 were $284,463,000 compared to $172,836,000 for the quarter ended June 30, 1996, an increase of $111,627,000 or 65%. Basic healthcare services increased $54,281,000 or 63% of which approximately $35,300,000 is attributable to the GMC Transaction, approximately $16,300,000 is attributable to the National Health transaction, and the remaining increase of approximately $2,700,000 is primarily due to providing care to higher acuity patients and to rate increases. Specialty medical services revenue increased $53,705,000 or 69% of which approximately $15,000,000 is attributable to the GMC Transaction, approximately $6,000,000 is due to the National Health transaction, approximately $6,100,000 is due to the inclusion of the NeighborCare Pharmacies transaction for the full three months in 1997 versus two months in 1996, and the remaining increase of approximately $26,600,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical services revenue per patient day in the health centers division increased 22% to $37.78 in the quarter ended June 30, 1997 compared to $30.99 in the quarter ended June 30, 1996 primarily due to treatment of higher acuity patients. Management services and other income increased $3,641,000 or 42%. This increase is primarily due to approximately $4,200,000 of increased other service related business; of which $2,600,000 was acquired in the GMC Transaction, approximately $1,200,000 of increased management fees; including approximately $725,000 earned in connection with the management agreement with the Presbyterian Foundation, offset by approximately $2,400,000 of other transactional revenues earned in the quarter ended June 30, 1996 which included the sale of an investment.

         The Company's operating expenses before depreciation, amortization, lease expense, interest expense, and debenture conversion expense were $230,773,000 for the quarter ended June 30, 1997 compared to $140,220,000 for quarter ended June 30, 1996, an increase of $90,553,000 or 65%, of which approximately $64,400,000 is due to the impact of acquisitions and the remaining increase of approximately $26,100,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions.

         Increased depreciation and amortization, and lease expense are primarily attributable to the GMC Transaction, the National Health transaction, and the NeighborCare transaction.

         Interest expense increased $4,226,000 or 69%. This increase was primarily due to additional borrowings used to finance recent acquisitions, including the 1996 Note Offering used to finance the GMC Transaction, offset by the repayment of debt associated with proceeds of $202,280,000 from the May 1996 equity offering, and offset by the conversion of the Company's 6% Convertible Senior Subordinated Debentures (the "Debentures").

         In the quarter ended June 30, 1996, the Company converted approximately $8,800,000 of the then outstanding Debentures. In connection with the early conversion of the Debentures, the Company paid approximately $155,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the results of operations for the three months ended June 30, 1996.

Nine months ended June 30, 1997 compared to nine months ended June 30, 1996.

         The Company's total net revenues for the nine months ended June 30, 1997 were $816,270,000 compared to $460,354,000 for the nine months ended June 30, 1996, an increase of $355,916,000 or 77%. Basic healthcare services increased $169,937,000 or 70% of which approximately $99,800,000 is attributable to the GMC Transaction, approximately $45,800,000 is attributable to the National Health transaction, approximately $9,900,000 is due to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full nine months in 1997 versus seven months in the prior year, and the remaining increase of approximately $14,500,000 is due to providing care to higher acuity patients and to rate increases. Specialty medical services revenue increased $177,372,000 or 92% of which approximately $43,300,000 is attributed to the GMC Transaction, approximately $16,800,000 is due to the National Health transaction, approximately $42,200,000 is attributed to the inclusion of the NeighborCare Pharmacies transaction for the full nine months in 1997 versus two months in 1996, approximately $1,500,000 is due to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full nine months in 1997 versus seven months in the prior year, and the remaining increase of approximately $73,600,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical service revenue per patient day in the health centers division increased 14% to $33.58 in the nine months ended June 30, 1997 compared to $29.38 in the nine months ended June 30, 1996 primarily due to treatment of higher acuity patients. Management services and other income increased $8,607,000 or 33%. This increase is primarily due to approximately $13,300,000 of increased other service related business of which $8,700,000 was acquired in the GMC Transaction, offset by other transactional revenues earned in the nine months ended June 30, 1996 which included gains recognized in connection with the sale of an investment, the sale of four eldercare centers and a pharmacy in Indiana and the sale of a majority interest in one eldercare center in Maryland.

         The Company's operating expenses before depreciation, amortization, lease expense, interest expense and debenture conversion expense were $670,770,000 for the nine months ended June 30, 1997 compared to $373,041,000 for nine months ended June 30, 1996, an increase of $297,729,000 or 80%, of which approximately $220,900,000 is due to the impact of acquisitions and the remaining increase of approximately $76,800,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions.

         Increased depreciation and amortization, and lease expense are primarily attributed to the GMC Transaction, the National Health transaction, the NeighborCare transaction and the McKerley Transaction.

         Interest expense increased $9,402,000 or 49%. This increase in interest expense was primarily due to additional borrowings used to finance recent acquisitions, including the 1996 Note Offering used to finance the GMC Transaction, offset by the repayment of debt associated with proceeds of $202,280,000 from the May 1996 equity offering, and offset by the conversion of the Company's 6% Convertible Senior Subordinated Debentures.

         In the nine months ended June 30, 1996 the Company converted approximately $42,300,000 of its then outstanding Debentures due 2003. In connection with the early conversion of the Debentures, the Company paid approximately $1,245,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the results of operations for the nine months ended June 30, 1996.

         In connection with the early repayment of debt and the restructuring and amendment of the Revolving Credit Facility in the quarter ended December 31, 1996, the Company recorded an extraordinary item (net of tax) of approximately $553,000 to write off unamortized deferred financing fees.

Liquidity and Capital Resources

         Working capital increased to $220,827,000 at June 30, 1997 from $155,491,000 at September 30, 1996. Accounts receivable increased to $201,192,000 at June 30, 1997 from $141,716,000 at September 30, 1996.
Approximately $26,000,000 of this increase relates to the GMC Transaction, while the remaining approximately $33,476,000 relates primarily to the continuing shift in business mix to specialty medical services including the acquisition of NeighborCare in fiscal 1996. The allowance for doubtful accounts increased approximately $25,300,000, primarily as a result of reserves established in connection with the GMC Transaction. Days of revenue in accounts receivable remained unchanged at 63 days at

June 30, 1997 versus September 30, 1996. Cost report receivables increased to $65,289,000 at June 30, 1997 from $41,575,000 at September 30, 1996.
Approximately $6,900,000 of this increase relates to balances acquired in the GMC Transaction, approximately $3,000,000 relates to amounts due from the Pennsylvania Medicaid program which were funded in the fourth quarter, and the remaining increase of approximately $13,600,000 is principally due to an increase in Medicare revenues which are reimbursed on a retrospective cost basis. The Company's cash flow from operations for the nine months ended June 30, 1997 provided cash of $28,335,000 compared to $14,228,000 for the nine months ended June 30, 1996, primarily due to growth in earnings.

         Investing activities for the nine months ended June 30, 1997 include approximately $47,100,000 of capital expenditures primarily related to the development of assisted living properties, betterments and expansion of eldercare centers, the purchase of additional corporate office space and investment in data processing hardware and software.

         During the nine months ended June 30, 1997, notes receivable and other investments increased approximately $17,800,000 principally due to investments of approximately $7,500,000 in Doctors Health System, Inc., an independent physician owned and controlled integrated delivery system and practice management company; approximately $3,900,000 in Health Objects Corporation, a software development company; approximately $2,000,000 in Senior LifeChoice, a developer and operator of assisted living facilities, with the remaining increase due primarily to the GMC Transaction. During the nine months ended June 30, 1997, other long term assets increased approximately $11,200,000, principally due to the GMC Transaction.

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

         The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At August 8, 1997, approximately $367,900,000 was outstanding under the Revolving Credit Facility and Lease Financing Facility, and approximately $138,300,000 was available under the credit facilities after giving effect to approximately $18,800,000 in outstanding letters of credit issued under the credit facilities.

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

Had SFAS 128 been adopted in the first quarter of fiscal 1997, basic and diluted EPS would have been computed for the three and nine-months ended June 30, 1997 as follows (in thousands, except per share amounts):

                                                                   Per Share
                                        Income         Shares        Amount

(Three months ended June 30, 1997)

Basic EPS

        Net Income                     $15,556         34,973        $0.44
        Incremental shares from
          assumed exercise of
          dilutive stock options             -          1,338            -
                                       -------         ------        -----
Diluted EPS

        Net Income                     $15,556         36,311        $0.43
                                       =======         ======        =====
(Nine months ended June 30, 1997)

Basic EPS

        Income before
          extraordinary item           $40,558         34,327        $1.18
        Extraordinary item                (553)                      (0.02)
                                       -------         ------        -----
        Net Income                     $40,005         34,327        $1.16

Diluted EPS

        Effect of assumed
          conversion of debt               303            586            -

        Incremental shares from
          assumed exercise of
          dilutive stock options             -          1,236            -
                                       -------         ------        -----
        Net Income                     $40,308         36,149         1.11
        Extraordinary item                 553                        0.02
                                       -------         ------        -----
        Net Income before
          extraordinary item           $40,861         36,149        $1.13
                                       =======         ======        =====

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number           Description
         ------           -----------

         10.1* Agreement of Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp. and The Multicare Companies, Inc.

         11               Statement re computation of per share earnings

         27               Financial Data Schedule

         * Above referenced Exhibits is incorporated by reference to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K, dated June 16, 1997, reporting the Company's formation of a new company, Genesis ElderCare Corp. with the Cypress Group L.L.C. (together with its affiliates, "Cypress") and TPG Partners II, L.P. (together with its affiliates "TPG") in order to acquire The Multicare Companies, Inc. ("Multicare"). On June 16, 1997, Genesis ElderCare Corp., its wholly-owned subsidiary Genesis ElderCare Acquisition Corp. ("Acquisition Corp") and Multicare entered into an Agreement and Plan of Merger whereby Acquisition Corp. agreed to make a tender offer for all of the issued and outstanding shares of Common Stock, par value $.01 per share of Multicare at a purchase price of $28.00 per share. The Current Report on Form 8-K does not include financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                               GENESIS HEALTH VENTURES, INC.


Date: August 14, 1997          /s/  George V, Hager, Jr.
                               -------------------------------------------------
                               George V. Hager, Jr.
                               Senior Vice President and Chief Financial Officer