Form 10-K
period 1997-09-30
GENESIS HEALTH VENTURES INC /PA
filed 1997-12-29
CIK 874265

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number 1-11666

                       GENESIS HEALTH VENTURES, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                                                  148 West State Street
             Pennsylvania                         Kennett Square, PA  19348                       06-1132947
    -------------------------------            --------------------------------             ----------------------
    (State or other jurisdiction of            (Address of principal executive                 (I.R.S. Employer
    incorporation or organization)               offices including zip code)                Identification Number)

                                (610) 444-6350
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
Title of each class                                on which registered
-------------------                                -------------------
Common Stock, par value $.02 per share             New York Stock Exchange
9 3/4% Senior Subordinated Notes 2005              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------
                                     NONE

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such
filing requirements for the past 90 days. YES __X__       NO ______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $814,587,434 (1). As of December 12, 1997, 35,130,236 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits to the Company's Current Report on Form 8-K and 8-K/A dated October 10, 1997, July 11, 1996, May 3, 1996, November 30, 1995, August 18, 1995, November 30, 1993 and September 19, 1993, Registration Statement on Form S-1 (File No. 33-40007), Registration Statement on Form S-1 (File No. 33-51670), Registration Statement on Form S-3 (file No. 33-9350) and Registration Statement on Form S-4 (File No. 333-15267), Annual Reports on Form 10-K for the fiscal years ended September 30, 1996, 1995, 1993 and 1992, and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1997, March 31, 1996 and March 31, 1994, Registration Statement on Form 8-A dated May 11, 1995 and the Tender Offer Statement on Schedule 14D-1 filed by Genesis Eldercare Corp. on June 20, 1997 are incorporated by reference as Exhibits in Part IV of this Report.
----------------------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the last reported sale price for the Company's Common Stock on December 12, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                     INDEX

                                                                                                               PAGE
                                                                                                               ----
Cautionary Statements Regarding Forward Looking Statements                                                        2

ITEM 1:  BUSINESS

         General   ...............................................................................................5
         Basic Healthcare Services..............................................................................  6
         Specialty Medical Services.............................................................................  7
         Management Services and Other..........................................................................  8
         Managed Care Initiatives...............................................................................  9
         Revenue Sources........................................................................................ 10
         Marketing.............................................................................................. 12
         Personnel.............................................................................................. 12
         Employee Training and Development...................................................................... 12
         Governmental Regulation................................................................................ 13
         Competition............................................................................................ 15
         Insurance.............................................................................................. 15


ITEM 2:  PROPERTIES............................................................................................. 16

ITEM 3:  LEGAL PROCEEDINGS...................................................................................... 17

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................... 17

ITEM 4.1:  EXECUTIVE OFFICERS................................................................................... 18

                                                       PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.................................................................... 20

ITEM 6:  SELECTED FINANCIAL DATA................................................................................ 21

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................................................... 23

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................ 33

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................................................... 54

                                                      PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................... 54

ITEM 11:  EXECUTIVE COMPENSATION................................................................................ 54

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................ 54

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................ 54

                                                       PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K........................................ 54

          Cautionary Statements Regarding Forward Looking Statements

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicare and Medicaid programs and the Company's ability to meet its liquidity needs and control costs and its arrangements with ElderTrust; certain statements contained in "Business" such as statements concerning strategy, government regulation, Medicare and Medicaid programs, managed care initiatives, and recent transactions and competition; certain statements in "Legal Proceedings" and certain statements in the Notes to Consolidated Financial Statements, such as certain of the pro forma financial information; and other statements contained herein regarding matters that are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

Certain Financial Considerations. The Company has substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1997, after giving pro forma effect to the Multicare Transaction and the related financing (as such item is defined in "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Certain Transactions") and the use of proceeds therefrom, the Company would have had approximately $1,028,000,000 of long-term indebtedness which would have represented 62.8% of its total capitalization. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations; (iii) certain of the Company's borrowings are and will continue to be at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; and (iv) certain of the Company's indebtedness contains financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets and minimum net worth requirements. Failure by the Company to comply with such covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

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

Regulation. The federal government and all states in which the Company operates regulate various aspects of the Company's business. In particular, the development and operation of eldercare centers and the provision of healthcare services are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Eldercare centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program and the ability to participate in other third party programs. The failure to obtain or maintain any required regulatory approvals or licenses could prevent the Company from offering services or adversely affect its abililty to receive reimbursement of expenses and could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid or Medicare program, restrictions on the ability to acquire new facilities or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. There can be no assurance that the facilities owned, leased or managed by the Company, or the provision of services and supplies by the Company, will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or state licensing authorities will not adopt changes or new interpretations of existing regulations that would adversely affect the Company.

Many states have adopted Certificate of Need or similar laws which generally require that the appropriate state agency approve certain acquisitions and determine that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. To the extent that Certificates of Need or other similar approvals are required for expansion of Company operations, either through center acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency and if the Company were to reduce beds or close a facility the Company could be adversely impacted by a failure to obtain or a delay in obtaining such approval.

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark legislations" which prohibit, with limited exceptions, the referral of patients for certain services, including home health services, physical therapy and occupational therapy, by a physician to an entity in which the physician has an ownership interest and the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any goods, facility services or items for which payment can be made under Medicare and Medicaid. A violation of the federal "anti-kickback law" could result in the loss of eligibililty to participate in Medicare and Medicaid programs, or in the imposition of civil or criminal penalties. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued recent fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities; accordingly, these areas may come under closer scrutiny by the government. See "Business -- Governmental Regulation." Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

In the ordinary course of business, the Company's facilities receive notices of deficiencies following surveys for failure to comply with various regulatory requirements. From time to time, survey deficiencies have resulted in various penalties against certain facilities and the Company. These penalties have included monetary fines, temporary bans on the admission of new patients and the placement of restrictions on the Company's ability to obtain or transfer certificates of need in certain states. There can be no assurance that future surveys will not result in penalties or sanctions which could have a material adverse effect on the Company.

Payment by Third Party Payors. For the years ended September 30, 1997, 1996, and 1995, respectively, the Company derived approximately 39%, 39% and 38% of its patient service revenue from private pay sources, 24%, 25% and 21% from Medicare and 37%, 36% and 41% from various state Medicaid agencies. Both governmental and private third party payors have employed cost containment measures designed to limit payments made to healthcare providers such as the Company. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage and duration criteria which limit the services which will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. There can be no assurance that payments under governmental and private third party payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. The majority of the third-party payor balances are settled within two or three years following the provision of services. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third-party payors. The Company has from time to time experienced delays in receiving reimbursement from third-party payors. In addition, there can be no assurance that centers owned, leased or managed by the Company, or the provision of services and supplies by the Company, now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the federal budget deficit, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services. In certain states there have been proposals to eliminate the distinction in Medicaid payment for skilled versus intermediate care services and to establish a case mix prospective payment system pursuant to which the payment to a facility for a patient is based upon the patient's condition and need for services. The Company cannot at this time predict whether any of these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on the Company. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. See "Business -- Revenue Sources."

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate the Company as a preferred provider and/or engage the Company's competitors as a preferred or exclusive provider, the Company's business could be materially adversely affected.

For those specialty medical services covered by the Medicare program, the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit. As the Company expands is specialty medical services, the costs of care for these patients are expected to exceed the regional reimbursement limits. As a result, the Company has submitted and will be required to submit further exception requests to recover the excess costs from Medicare. There is no assurance the Company will be able to recover such excess costs under pending or any future requests. The failure to recover these excess costs in the future will adversely affect the Company's financial position and results of operations. The Company is subject to periodic audits by the Medicare and Medicaid programs, and the paying agencies for these programs have various rights and remedies against the Company if they assert that the Company has overcharged the programs or failed to comply with program requirements. Such payment agencies could seek to require the Company to repay any overcharges or amounts billed in violations of program requirements, or could make deductions from future amounts due to the Company. Such agencies could also impose fines, criminal penalties or program exclusions.

Geographic Payor Concentration. The Company's operations are located in Connecticut, Delaware, Florida, Illinois, Maryland, Massachusetts, New Hampshire, New Jersey, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin. Any adverse change in the regulatory environment, the reimbursement rates paid under the Medicaid program or in the supply and demand for services in the states in which the Company operates, and particularly in Florida, Maryland, Massachusetts, New Jersey and Pennsylvania, could have a material adverse effect on the Company.

Competition. The healthcare industry is highly competitive. The Company competes with a variety of other companies in providing eldercare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competing companies may offer newer or different centers or services than the Company and may thereby attract the Company's customers who are either presently customers of its eldercare centers or are otherwise receiving its eldercare services. See "Business -- Competition."

Risks Associated with Recent Acquisitions and Acquisition Strategy. The Company has recently completed several acquisitions of eldercare businesses, including the acquisition of an interest in the Multicare Companies, Inc. The Company also intends to pursue additional acquisitions in the future. There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its recent acquisitions or from any future acquisitions or that such acquisitions will not adversely affect the Company's results of operations or financial condition. In addition, there can be no assurance that the Company will be able to locate suitable acquisition candidates in the future, consummate acquisitions on favorable terms or successfully integrate newly acquired businesses with the Company's operations. The consummation of acquisitions likely will result in the incurrence or assumption by the Company of additional indebtedness.

                                    PART I
ITEM 1:  BUSINESS

General

Genesis Health Ventures, Inc. was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "Genesis" or the "Company" refers to Genesis Health Ventures, Inc. and subsidiaries.

On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis, The Cypress Group L.L.C (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired 99.65% of the shares of common stock of the Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger" or the "Multicare Transaction") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp which will be consolidated with Genesis. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of (i) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities, (ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis will manage Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment.

Information included herein which describes the Company's operations after October 10, 1997 (e.g. markets served, facilities information, personnel) includes the Multicare operations; information included herein describing the Company's historical results prior to October 10, 1997 (e.g. occupancy rates and revenue sources) does not include the Multicare operations.

Genesis is a leading provider of healthcare and support services to the elderly. The Company has developed the Genesis ElderCare(SM) delivery model of integrated healthcare networks to provide cost-effective, outcome-oriented services to the elderly. Through these integrated healthcare networks, Genesis provides basic healthcare and specialty medical services to more than 150,000 customers primarily in five regional markets in the Eastern United States in which over 6,000,000 people over the age of 65 reside. The networks include 340 eldercare centers with approximately 42,300 beds (including the impact of the Multicare Transaction. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions" and "Properties"); 18 primary care physician clinics; approximately 100 physicians, physician assistants and nurse practitioners; 22 institutional pharmacies and seven medical supply distribution centers serving over 80,000 beds; 29 community-based pharmacies; certified rehabilitation agencies providing services through 437 contracts; and eight home healthcare agencies. Genesis has concentrated its eldercare networks in five geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The Company also provides transportation and diagnostic services. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); MidAtlantic Region (Greater Philadelphia/Delaware Valley); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland; Baltimore, Maryland/Washington D.C./ Virginia); Southern Region (Central Florida); and Allegheny Region (West Virginia/Western Pennsylvania/Eastern Ohio/Illinois/Wisconsin)

Genesis eldercare services focus on the central medical and physical issues facing the more medically demanding elderly. By integrating the talents of physicians with case management, comprehensive discharge planning and, where necessary, home support services, the Company believes it provides cost-effective care management to achieve superior outcomes and return customers to the community. The Company believes that its orientation toward achieving improved customer outcomes through its eldercare networks has resulted in increased utilization of specialty medical services, high occupancy of available beds, enhanced quality payor mix and a broader base of repeat customers. Specialty medical services revenues have increased at a compound annual rate of 61% from the fiscal year ended September 30, 1993 to the fiscal year ended September 30, 1997 and comprise 46% of the Company's revenues for the fiscal year ended September 30, 1997. Specialty medical services typically generate higher profit margins than basic healthcare services and are less capital intensive.

The Company's growth strategy is to enhance its existing eldercare networks, establish new eldercare networks in markets it deems attractive and broaden its array of high margin specialty medical services through internal development and selected acquisitions. Consistent with its strategy, on October 11, 1997 the Company completed the Multicare Transaction and has made selected acquisitions of, and investments in, eldercare centers and rehabilitation, pharmacy, and home healthcare companies. The Company's long-term strategy is to provide comprehensive eldercare services, in collaboration with other providers, on a prepaid basis in a managed care environment. The Company has undertaken several initiatives to position itself to compete in a managed care environment. These initiatives include: (i) establishing a managed care division to pursue and administer contracts with managed care organizations, develop clinical care protocols and monitor the delivery and utilization of medical care; (ii) developing a clinical administration and healthcare management information system known as NetLink(SM) to monitor and measure clinical and patient-outcome data; (iii) establishing and marketing the Genesis ElderCare(SM) brand name, along with other trademarks, to increase awareness of the Company's eldercare services in the healthcare market; (iv) seeking strategic alliances with other healthcare providers to broaden the Company's continuum of care; (v) creating an independent eldercare advisory board to formulate new and innovative approaches in the delivery of care; (vi) establishing Genesis ElderCare (SM) toll-free telephone lines and (vii) developing adult day care and resource centers. The Company has decided to accelerate its investments in these initiatives in fiscal year 1998.

Basic Healthcare Services

Genesis operates 319 eldercare centers (including the impact of the Multicare Transaction. See "Properties") located in 16 states. The centers offer three levels of care for their customers: skilled, intermediate and personal. Skilled care provides 24-hour per day professional services of a registered nurse; intermediate care provides less intensive nursing care; and personal care provides for the needs of customers requiring minimal supervision and assistance. Each eldercare center is supervised by a licensed healthcare administrator and employs a Medical Director to supervise the delivery of healthcare services to residents and a Director of Nursing to supervise the nursing staff. The Company maintains a corporate quality assurance program to monitor regulatory compliance and to enhance the standard of care provided in each center.

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

                                                                    1997             1996           1995
                                                                    ----             ----           ----
    Average Beds in Service: (1)(2)
    Owned and Leased Facilities                                    15,132         9,429           8,268
    Managed and Jointly-Owned Facilities                            6,101         5,030           5,158
    Occupancy Based on Average Beds in Service:
    Owned and Leased Facilities                                       91%           93%             92%
    Managed and Jointly-Owned Facilities                              92%           93%             95%

(1) Excludes beds in facilities which were unavailable for occupancy due to renovations.
(2) Does not include 164 facilities with approximately 17,600 beds operated by Multicare. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions."

Specialty Medical Services

The Company emphasizes the delivery of specialty medical services which typically requires smaller capital investment and generates higher profit margins than providing basic healthcare services. The Company provides the specialty medical services described below.

Pharmacy and Medical Supply Services. The Company, through its NeighborCare(SM) pharmacy subsidiaries, provides pharmacy and other services including infusion therapy and medical supplies and equipment to eldercare centers it operates, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. The Company's institutional pharmacy and medical supply services were developed to provide the products and support services required in the healthcare market. Institutional pharmacy services are designed to help assure quality of care and to control costs at the facilities served. Medical supply services are designed to assure availability and control through maintenance of a comprehensive inventory, extensive delivery services and special ordering and tracking systems. The Company also provides pharmacy consulting services to assure proper and effective drug therapy. The Company provides these services through 14 institutional pharmacies (of which four are jointly-owned) and seven distribution centers located in its various market areas. In addition, the Company operates 29 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 84% of the sales attributable to all pharmacy operations in Fiscal 1997 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

Rehabilitation Therapy. The Company provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy through seven certified rehabilitation agencies in all four of its regional market concentrations. These services are provided by over 1,800 licensed rehabilitation therapists and assistants employed by Genesis to substantially all of the eldercare centers the Company operates, as well as by contract to healthcare facilities operated by others.

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

Physician Services. The Company employs or has consulting arrangements with approximately 100 physicians, physician assistants and nurse practitioners to provide physician services at certain of its eldercare centers. These physicians, physician assistants and nurse practitioners provide a range of services, including direct patient care, the design and administration of clinical programs, such as the Company's subacute care program, as well as traditional medical director and utilization review services. In the fourth quarter of fiscal 1997, the Company completed an evaluation of its physician service business and announced its intention to restructure this business, including the closure and possible sale of free standing service sites, the restructuring of physician compensation arrangements and the termination of certain staff. The Company will continue to access the services of physicians through partnerships, joint ventures and other relationships, the first of which is the Company's investment in Doctors Health System, Inc. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Certain Transactions."

Home Healthcare Services. The Company provides home healthcare services to customers in its markets through eight certified home health agencies owned by the Company. The Company currently provides these services in all of its geographic markets. The services offered include skilled nursing care, physical, occupational and speech therapy, medical social services and home health aide services. The Company's focus is on providing infusion therapy, total parenteral nutrition, ventilator care and peritoneal dialysis. The
Company owns a 34% interest in the Visiting Nurses Association in Maryland ("VNA"), an organization which is a leading provider of home healthcare services in Maryland. Excluding VNA, the Company provided approximately 123,600 home healthcare visits in Fiscal 1997.

Other Services. The Company's subsidiary, Genesis ElderCare Transportation Services (GETS), provides a full range of ambulance transportation services to hospitals, nursing homes, rehabilitation centers, and other healthcare facilities in the MidAtlantic Region. The Company's subsidiary, Genesis ElderCare Diagnostic Services (GEDS), provides portable x-ray, Holter monitoring, ultrasound and echocardiograms primarily to skilled nursing facilities in the MidAtantic Region.

Management Services and Other

Management Services. The Company provides management services to 210 eldercare centers (including 164 jointly-owned and managed centers added as a result of the Multicare Transaction and three centers jointly-owned by Genesis prior to the Multicare Transaction) pursuant to management agreements that provide generally for the Company's day-to-day responsibility for the operation and management of the centers. In turn, Genesis receives management fees, depending on the agreement, computed as either an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The various management agreements, including option periods, terminate between 1998 and 2017. The Company has extended various mortgage and other loans to certain facilities under management contract. See "Notes to Consolidated Financial Statements - Footnote 8 Notes Receivable and Other Investments."

Genesis provides development services for a fee in an amount equal to five percent of the total cost of developing and completing facilities developed by Adult Community Total Services, Inc. "(ACTS). The contract extends through December 2002 and Genesis is guaranteed a minimum annual development fee of $1,500,000.

Group Purchasing. The Company's subsidiary, The Tidewater Healthcare Shared Services Group, Inc. ("Tidewater"), is one of the largest group purchasing companies in the MidAtlantic region. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities. Tidewater's services are contracted to approximately 1,600 members with over 166,000 beds in 30 states and the District of Columbia.

Other Services. The Company's subsidiary, Genesis ElderCare Hospitality Services (GEHS), provides contract management services, including dietary, housekeeping, laundry, pest control, plant operations and facilities management services to nursing homes, personal care facilities, and retirement communities. GEHS operates with full time, on site management which are supported by a regional team of specialists. Including Genesis operated beds, GEHS provides such contract services to approximately 27,000 long-term care and residential beds in New Jersey and Pennsylvania.

Managed Care Initiatives

The Company has undertaken several initiatives to position itself to compete effectively on a prepaid basis in a managed care environment. In January 1995, the Company established a Managed Care division which currently consists of 121 employees. The Managed Care division is responsible for pursuing and administering contracts with managed care organizations, developing clinical care protocol and monitoring the delivery and utilization of medical care. The Company has begun to develop a clinical administration and healthcare management information system, known as NetLink(SM), to monitor and measure clinical and patient outcome data for use by healthcare providers and the Company. The Company is also seeking strategic alliances with selected providers in order to further the continuum of care, increase market share and customer acceptance and create strategic affiliations for negotiating with payors in a managed care environment. In addition to these initiatives, the Company has consolidated its core business under the Genesis ElderCare(SM) brand name in an effort to increase the Company's visibility among current and potential customers, payors and other healthcare providers. The Company has also created an independent eldercare advisory board composed of individuals with distinguished credentials in geriatric care to formulate new and innovative approaches in the delivery of care. See "Cautionary Statements Regarding Forward Looking Statements."

The Company has agreed upon the terms of a managed care arrangement with Blue Cross Blue Shield of Maryland ("BCBSMD") for the Company to: (a) provide and manage home health care to 275,000 of BCBSMD's managed care members statewide,
(b) manage a complete spectrum of health care needs for approximately 7,000 members of BCBSMD'S Care First Medicare Risk product and (c) become the preferred provider of skilled nursing and post-acute services for BCBSMD's indemnity and managed care population in Maryland. The agreement is retroactive to July 1, 1997 and is projected to generate losses over the contract period.

Revenue Sources

The Company derives its basic healthcare and specialty medical revenue from private pay sources, state Medicaid programs and Medicare. The Company classifies payments from persons or entities other than the government as private pay and other revenue. The private pay and other classification also includes revenues from commercial insurers, health maintenance organizations and other charge-based payment sources. Blue Cross and Veterans Administration payments are included in private pay and other revenues and are made pursuant to renewable contracts negotiated with these payors. The private pay rates charged by the Company are influenced primarily by the rates charged by other providers in the local market and by Medicaid and Medicare reimbursement rates. Specialty medical revenues are usually reimbursed under casualty and health insurance coverages. The acuity levels for these insurance patients are generally higher and require additional staff and increased utilization of facility resources, resulting in higher payment rates. Individual cases are either negotiated on a case by case basis with the insurer or the rates are prescribed through managed care contract provisions.

Medicare is a federally funded and administered health insurance program that consists of Parts A and B. Participation in Part B is voluntary and is funded in part through the payment of premiums. Subject to certain limitations, benefits under Part A include inpatient hospital services, skilled nursing in an eldercare center and medical services such as physical, speech and occupational therapy, certain pharmaceuticals and medical supplies. Part B provides coverage for physician services. Part B also reimburses for medical services with the exception of pharmaceutical services. Medicare benefits are not available for intermediate and custodial levels of care; however, medical and physician services furnished to such patients may be reimbursable under Part B. Under the Part A reimbursement methodology, each eldercare center receives an interim payment during the year which is adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. For services not billed through each eldercare center, the Company's specialty medical operations bill Medicare directly for nutritional support services, infusion therapy, certain medical supplies and equipment, physician services and certain therapy services as provided. Medicare payments for these services may be based on reasonable cost charges or a fixed-fee schedule determined by Medicare. As the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit, to the extent that the Company expands its specialty medical services, the costs of care for these patients are expected to exceed the regional reimbursement limits. As a result, the Company has submitted and will be required to submit further exception requests to recover such excess costs from Medicare. There can be no assurances that the Company will be able to recover such excess costs under pending or any future requests. The failure to recover these excess costs in the future would adversely affect the Company's financial position and results of operations. For services not billed through a facility, the Company's specialty medical operations bill Medicare, when appropriate, directly for nutritional support services, infusion therapy, certain medical supplies and equipment, physician services and certain therapy services provided. Medicare payments for these services may be based on reasonable cost charges or a fixed-fee schedule determined by Medicare. To date, adjustments from Medicare and Medicaid audits have not had a material adverse effect on the Company. There can be no assurances that future adjustments will not have a material adverse effect on the Company. While speculation exists surrounding the impact of the August 5, 1997 Balanced Budget Act of 1997 (the "Act") on the long-term care industry, principally the establishment of a Medicare prospective payment system, the substantive details and timing of implementing any such prospective payment system are not yet known. To date, the Company has not experienced any significant impact to its business as a consequence of the adoption of the Act. In the future the Company may choose to participate in the Medicare+ Choice program established by the Act. The Medicare+ Choice program provides reimbursement under a new Part C, to such entities as coordinated care plans including HMO's PPO's and provider sponsored programs. Under the Medicare+ Choice program, the coordinated care plan would receive monthly payments for each person enrolled.

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

The following table reflects the allocation of customer service revenues among these sources of revenue.

                               1997      1996      1995       1994       1993
------------------------------------------------------------------------------

Private pay and other          39%       39%        38%        41%         42%
Medicaid                       37        36         41         43          44
Medicare                       24        25         21         16          14
------------------------------------------------------------------------------

Total                          100%      100%       100%       100%       100%
------------------------------------------------------------------------------

See "Cautionary Statements Regarding Forward Looking Statements."

Marketing

Marketing for eldercare centers is focused at the local level and is conducted primarily by the center administrator and its admissions director who call on referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations. In addition to those efforts, the Company's marketing objective is to maintain public awareness of the eldercare center and its capabilities. The Company takes advantage of its regional concentrations in its marketing efforts, where appropriate, through consolidated marketing programs which benefit more than one center.

Genesis markets specialty medical services to its managed eldercare centers, as well as to independent healthcare providers, in addition to providing such services to its owned, leased and affiliated eldercare centers. The Company markets its rehabilitation therapy and institutional pharmacy and medical supply services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies. The corporate business development department, through regional managers, markets the Company's subacute program directly to insurance companies, managed care organizations and other third party payors. In addition, the marketing department supports the eldercare centers in developing promotional materials and literature focusing on the Company's philosophy of care, services provided and quality clinical standards. See "Governmental Regulation" for a discussion of the federal and state laws which limit financial and other arrangements between healthcare providers.

In Fiscal 1996, the Company announced a consolidation of its core business under the name Genesis ElderCare (SM). The Genesis ElderCare logo and service mark have been featured in a series of print advertisements in publications serving the regional markets in which the Company operates. The Company's marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. The Company is using advertising to promote its brand name in trade, professional and business publications and to promote services directly to consumers.

The consumer advertising effort is being significantly increased beginning in January 1998 to build awareness of the Genesis ElderCare brand among family caregivers and elders living in the community. The advertising effort, which is concentrated in the Company's key geographic markets, uses television, consumer magazines, and direct mail to motivate consumers who need any of the Company's services to call one of the Company's regional toll-free ElderCare Lines.

Personnel

At November 30, 1997, Genesis and its subsidiaries (including Multicare) employed over 43,400 people, including approximately 27,900 full-time and 15,500 part-time employees. Approximately 20% of these employees are physicians and nursing and professional staff. Approximately 15,000 (7,400 full-time and 7,600 part-time) of these employees are employed by Multicare.

The Company currently has collective bargaining agreements which relate to 61 facilities, including 27 facilities operated by Multicare. The agreements expire at various dates from 1998 through 2001 and cover approximately 4,400 employees. The Company believes that its relationship with its employees is generally good.

Employee Training and Development

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

In addition, Genesis has established an internal training and development program for both nurse assistants and nurses. Employee training is emphasized by the Company through a variety of in-house programs as well as a tuition reimbursement program. The Company has established, company-wide, the Genesis Nursing Assistant Specialist Program. This program is offered on a joint basis with community colleges. Classes are held on the employees' time, last for approximately six months and provide advanced instruction in nursing care. The Company pays the tuition. When all of the requirements for class participation have been met through attendance, discussion and examinations, the nurse aide graduates and is awarded the title of Nursing Assistant Specialist and receives a salary adjustment. The Company has maintained a retention rate of 77% since 1990 of the nurses aide graduates. Approximately 1,400 nurse aides have graduated from the Genesis Nursing Assistant Specialist Program and received an increase in salary. As the nurse aide continues through the career ladder, the Company continues to provide incentives. At the next level, Senior Nursing Assistant Specialist, the employee receives another increase in salary and additional tuition reimbursement of up to $2,250 toward becoming a Licensed Practical Nurse ("LPN") or Registered Nurse ("RN") and at the Senior Nursing Assistant Specialist Coordinator level, tuition reimbursement increases to a maximum of $3,000 per year towards a nursing degree.

The Company began a junior level management and leadership training program in 1990 referred to as the Pilot Light Program. The target audience for this training is RN's and LPN's occupying charge nurse positions within the Company's nursing centers as well as junior level managers throughout the Genesis networks. Over 520 participants have graduated from this program.

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

All but 30 of the Genesis and Multicare owned and leased eldercare centers provide skilled nursing services and are currently certified to receive benefits provided under Medicare for these services. Additionally, all Genesis and Multicare eldercare centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of an eldercare center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

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

The Company operates eldercare centers in 16 states. In each market, the Company's eldercare centers may compete for customers with rehabilitation hospitals, subacute units of hospitals, skilled or intermediate nursing centers and personal care or residential centers which offer comparable services to those offered by the Company's centers. Certain of these providers are operated by not-for-profit organizations and similar businesses which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. In competing for customers, a center's local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, other community organizations, health maintenance organizations and the customer's families and friends. Members of a customer's family generally actively participate in selecting an eldercare center. Competition for subacute patients is intense among hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community, services offered, the appearance of a center and the cost of services. See "Cautionary Statements Regarding Forward Looking Statements."

Genesis competes in providing specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in the specialty medical services business are similar to those in the eldercare center business and include reputation, the quality of clinical services, responsiveness to patient needs, and the ability to provide support in other areas such as third party reimbursement, information management and patient record-keeping. See "Cautionary Statements Regarding Forward Looking Statements - Payment by
Third Party Payors."

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

ITEM 2:  PROPERTIES

Facilities

The following table provides information by state regarding the eldercare centers owned, leased and managed by Genesis as of November 30, 1997
(excluding the Multicare facilites). Included in Managed Centers are three jointly-owned facilities with 311 beds. Member centers consist of independently owned facilities that, for a fee, have access to many of the resources and capabilities of the Genesis Eldercare Networks, including participation in Genesis' managed care contracts, preferred provider arrangements and group purchasing arrangements. These centers typically purchase an array of ancillary services from Genesis.

                     Wholly-Owned          Member            Leased           Managed
                        Centers            Centers           Centers          Centers             Total

                   Centers    Beds    Centers   Beds    Centers    Beds    Centers   Beds    Centers   Beds
--------------------------------------------------------------------------------------------------------------
Pennsylvania            18     2,542        4      353         -        -       17    3,031       39    5,926
Maryland                12     1,958        7    1,083         7    1,008        6      912       32    4,961
Florida                  6       776        2      333        10    1,231       12    1,328       30    3,668
New Jersey              14     1,836        3      452         2      404        3      396       22    3,088
Massachusetts            8     1,092        -        -         -        -        5      606       13    1,698
Virginia                 2       421        1      200         4      670        -        -        7    1,291
New Hampshire            7       650        -        -         6      608        -        -       13    1,258
Delaware                 4       504        3      449         -        -        1      158        8    1,111
Connecticut              4       615        1      190         1      120        -        -        6      925
North Carolina           -         -        -        -         -        -        2      340        2      340
Vermont                  2       256        -        -         -        -        -        -        2      256
West Virginia            -         -        -        -         2      180        -        -        2      180
--------------------------------------------------------------------------------------------------------------
Totals                  77    10,650       21    3,060        32    4,221       46    6,771      176   24,702
--------------------------------------------------------------------------------------------------------------

The following table provides information by state regarding the eldercare centers owned, leased and managed by Multicare (excluding the Genesis Facilities) at November 30, 1997. Included in Managed Centers are seven jointly-owned facilities with 883 beds. As a result of the Multicare Transaction, the wholly-owned, jointly-owned and leased centers of Multicare are effectively jointly-owned by Genesis through the Company's 44% equity interest in Multicare and all of the Multicare centers, including the jointly-owned centers are managed by Genesis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions".

                     Wholly-Owned             Leased           Managed
                        Centers               Centers          Centers             Total

                   Centers    Beds       Centers    Beds    Centers   Beds    Centers   Beds
-----------------------------------------------------------------------------------------------
Massachusetts            3       365         5       742       42     3,212       50     4,319
New Jersey              11     1,425         8     1,294        4       659       23     3,378
Pennsylvania            16     1,805         -         -        3       654       19     2,459
West Virginia           15     1,373         4       326        3       192       22     1,891
Ohio                    10       896         4       250        -         -       14     1,146
Connecticut              5       766         2       250        6       872       13     1,888
Illinois                 8       876         1        92        -         -        9       968
Wisconsin                6       729         2       231        -         -        8       960
Rhode Island             3       373         -         -        -         -        3       373
Virginia                 1        90         1        85        -         -        2       175
Vermont                  1        58         -         -        -         -        1        58
-----------------------------------------------------------------------------------------------
     Totals             79     8,756        27     3,270       58     5,589      164    17,615
-----------------------------------------------------------------------------------------------

The Company believes that all of its centers are well maintained and are in a suitable condition for the conduct of its business.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4.1: EXECUTIVE OFFICERS

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company.


         Name               Age              Position
         ----               ---              --------
Michael R. Walker             49      Chairman and Chief Executive Officer
Richard R. Howard             48      President and Director
David C. Barr                 47      Executive Vice President and Chief Operating Officer
Michael G. Bronfein           42      President and Chief Executive Officer, NeighborCare Pharmacies
John F. DePodesta             53      Senior Vice President, Law and Public Policy
George V. Hager, Jr.          41      Senior Vice President and Chief Financial Officer
Marc D. Rubinger              48      Senior Vice President and Chief Information Officer
Maryann Timon                 44      Senior Vice President, Managed Care
Kenneth R. Kuhnle             42      Vice President and Treasurer
James V. McKeon               33      Vice President and Corporate Controller


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

David C. Barr has served as Executive Vice President of the Company since October 1988. Prior to joining Genesis, Mr. Barr was a principal of a private consulting firm, Kane Maiwurm Barr, Inc., which provided management consulting for small and medium-sized firms. Prior to forming this firm, he served as Executive Vice President of Allegheny Beverage Corporation, a service conglomerate. During 1984 and 1985, Mr. Barr served with Equibank, Pittsburgh, Pennsylvania, where he held several positions including Executive Vice President of Corporate Banking. Mr. Barr graduated in 1972 from the University of Miami with a Bachelor of Science degree in Accounting.

Michael G. Bronfein joined the Company in June 1996 as the President and Chief Executive Officer of NeighborCare Pharmacies, Inc. which was acquired by Genesis in June 1996. Prior to joining NeighborCare in 1991, Mr. Bronfein held the position of Senior Vice President and Head of Commercial Finance Lending for Signet Banking Corporation in Maryland, Virginia and Washington, D.C. In addition to his position with the Company, Mr. Bronfein serves as the Chairman of the Board of Health Objects Corporation and on the National Board of Advisors - University of Maryland School of Pharmacy. Mr. Bronfein received a Bachelors of Science Degree in Accounting from the University of Baltimore. He is a Certified Public Accountant and is a member of the AICPA and MACPA.

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

Maryann Timon has served as Senior Vice President for Managed Care since May 1996. From January 1995 through May 1996 she served as Corporate Vice President of the Managed Care Division. Ms. Timon joined the Company in December 1990 to form and serve as President of a wholly-owned subsidiary, Healthcare Services Network. Ms. Timon was previously President of Mercy Ventures, Inc., a five-company healthcare specialty group owned by Mercy Medical Center in Baltimore, Maryland. Ms. Timon has 25 years of experience providing eldercare healthcare services, prior to which she was a healthcare consultant with RGH Associates in Towson, Maryland. Ms. Timon received an Associate Degree in Applied Science in Nursing in 1973 from the State University of New York at Canton, a Bachelor of Science Degree in Nursing in 1976 from the State University of New York at Utica/Rome and a Master of Gerontological Nursing Degree in 1978 from the University of Rochester. Ms. Timon also has Master of Business Administration studies from the University of Baltimore, post graduate studies in Management Development from the Johns Hopkins School of Public Health and Hygiene, and is certified in Advanced Home Health Administration from Catholic University.

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

James V. McKeon has served as Vice President and Corporate Controller of Genesis since April 1997. Mr. McKeon joined the Company in June 1994 as Director of Financial Reporting and Investor Relations and served as Vice President of Finance and Investor Relations from November 1995 to April 1997. From September 1986 until June 1994, Mr. McKeon was employed by KPMG Peat Marwick LLP, most recently as Senior Manager. He received a Bachelor of Science degree in Accountancy from Villanova University in 1986. Mr McKeon is a certified public accountant and a member of the AICPA and PICPA.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The following table indicates the high and low sale prices per share, as reported on the New York Stock Exchange.

Calendar Year                                   High                   Low
1997
First Quarter                                  $37.87                $28.25
Second Quarter                                 $37.50                $25.38
Third Quarter                                  $39.75                $32.38
Fourth Quarter *                               $39.62                $21.75
1996
First Quarter                                  $30.12                $23.50
Second Quarter                                 $33.75                $27.12
Third Quarter                                  $31.12                $21.25
Fourth Quarter                                 $31.12                $22.00

*  Through December 12, 1997

As of December 12, 1997, 35,130,236 shares of Common Stock were held of record by 677 shareholders. The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Certain of the Company's outstanding loans contain covenants which limit the Company's ability to declare dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements".

ITEM 6: SELECTED FINANCIAL DATA

                                                 1997           1996         1995         1994        1993
Statement of Operations Data
(in thousands, except per share data)
Net revenues                                    $1,099,823      $671,469     $486,393    $388,616    $219,809
Operating income before capital costs*             184,868       127,024       93,253      69,373      38,129
Earnings before income taxes,
extraordinary items and cumulative effect
of an accounting change                             75,232        58,086       40,296      27,710      18,903
Earnings before extraordinary items and
cumulative effect of an accounting change           48,144        37,169       25,531      17,691      11,909
Net income                                          47,591        37,169       23,608      17,673      11,909
Per common share data (fully diluted):
Earnings before extraordinary items and
cumulative effect of an accounting change            $1.34         $1.29        $1.03       $0.84       $0.67
Net income                                            1.32          1.29         0.97        0.84        0.67
Weighted average shares of common stock
and equivalents                                     36,306        31,130       28,452      24,820      17,929
--------------------------------------------------------------------------------------------------------------

Financial Measurements
Operating income before capital costs * as
a percent of revenue                                 16.8%         18.9%        19.2%       17.8%       17.3%
Earnings before income taxes,
extraordinary items and cumulative effect
of an accounting change as a percent of
revenue                                               6.8%          8.6%         8.3%        7.1%        8.6%
Return ** (before interest) on average
assets employed                                       5.7%          6.9%         7.0%        6.2%        7.6%
Return** on average shareholders' equity              8.4%         11.4%        12.3%       11.6%       11.4%
Long-term debt to equity ratio                        1.07           .66          1.4         1.3         .67
--------------------------------------------------------------------------------------------------------------

Operating Data
Payor mix (as a percent of patient
service revenue)
     Private pay and other                             39%           39%          38%         41%         42%
     Medicare                                          24%           25%          21%         16%         14%
     Medicaid                                          37%           36%          41%         43%         44%
Average owned/leased health center beds             15,132         9,429        8,268       7,530       4,686
Occupancy percentage                                 91.0%         92.6%        91.9%       91.9%       94.6%
Specialty medical revenue per patient day
- eldercare centers                                 $33.84        $29.94       $25.06      $17.80      $16.79
Specialty medical revenues - eldercare
services (in thousands)                           $432,752      $254,663     $154,833    $109,452     $63,790
Average managed life care units and health
center beds                                          6,101         5,030       10,374       9,992       6,203
Average full-time equivalent personnel              27,700        16,325       12,180       8,623       3,810
--------------------------------------------------------------------------------------------------------------

Balance Sheet Data (in thousands)
Working capital                                   $226,930      $155,491      132,274     $66,854     $50,081
Total assets                                     1,434,113       950,669      600,389     511,698     236,978
Long-term debt                                     651,667       338,933      308,052     250,807      83,842
Shareholders' equity                              $608,021      $514,608     $221,548    $195,466    $125,348

* Capital costs include depreciation and amortization, lease expense and interest expense.
**   Before extraordinary items and cumulative effect of an accounting change.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of significant transactions.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical services to geriatric patients. The delivery of these services was originally concentrated in the eldercare centers owned and leased by the Company, but now also includes managed eldercare centers, independent healthcare facilities, outpatient clinics and home health care. The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues all room and board charges for its eldercare customers at its 109 owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, professional pharmacy services, subacute care programs, home health care, physician services, and other specialized services to all centers owned, leased or managed by Genesis, as well as to over 800 independent healthcare providers. Management services and other include fees earned for management of eldercare centers, other service related businesses and transactional revenues. Genesis ElderCare Network Services, manages 210 eldercare centers, 116 of which are jointly-owned (including the impact of the Multicare Transaction defined in Certain Transactions).

Certain Transactions

Multicare Transaction

On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis, The Cypress Group L.L.C (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired 99.65% of the shares of common stock of the Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger" or the "Multicare Transaction") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp., which will be consolidated with Genesis. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of (i) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities, (ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis will manage Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i)
$1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Sales") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment. The Company expects to complete the Pharmacy sale in the first calendar quarter of 1998.

Genesis ElderCare Corp. (the "Multicare Parent") paid approximately $1,492,000,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis Eldercare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $246,800,000 of bridge financing which was refinanced upon completion of the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

Presbyterian Foundation

Effective January 1, 1997, the Company entered into an agreement to provide management services for NewCourtland, Inc. ("NewCourtland"), a wholly owned subsidiary of The Presbyterian Foundation of Philadelphia (the "Presbyterian Foundation"), a non-profit organization. Under the terms of the agreement, Genesis provides management services to eight eldercare centers with 1,844 beds located throughout the Delaware Valley.

Geriatric & Medical Companies, Inc.

Effective October 1, 1996, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (the "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC stock. The total consideration paid, including assumed indebtedness of approximately $132,000,000, was approximately $223,000,000. The merger was financed in part with approximately $121,250,000 in net proceeds from an offering of 9 1/4% Senior Subordinated Notes issued in October 1996, (the "1996 Offering"). The remaining consideration was financed through borrowings under the Company's bank credit facility. The GMC Transaction added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operates businesses which provide a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services.

Doctors Health System, Inc.

At September 30, 1997, the Company held $10,000,000 of convertible preferred stock of Doctors Health System, Inc. ("Doctors Health"), an independent physician owned and controlled integrated delivery system and practice management company based in Maryland. The convertible preferred stock, which is accounted for under the cost method, carries an 8% cumulative dividend and is convertible into common stock, and if converted would represent an approximate 10% ownership interest in Doctors Health. Also, the Company loaned $5,000,000 to Doctors Health at an annual interest rate of 11%.

National Health Care Affiliates, Inc.

In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, Eidos, Inc. and Versalink, Inc. (collectively "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700,000 and subsequently leased the centers to a subsidiary of Genesis under operating lease agreements and a then existing $85,000,000 lease financing facility. The balance of the total consideration paid to National Health was funded with available cash of $51,800,000 and assumed indebtedness of $7,900,000. National Health added 16 eldercare centers in Florida, Virginia and Connecticut with approximately 2,200 beds to Genesis. National Health also provides enteral nutrition and rehabilitation therapy services to the eldercare centers which it owns and leases.

NeighborCare Pharmacies, Inc.

In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc., ("NeighborCare") a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250,000, comprised of approximately $47,250,000 in cash and 312,744 shares of Genesis common stock.

McKerley Health Care Centers, Inc.

On November 30, 1995, the Company acquired McKerley Health Care Centers ("McKerley") for total consideration of approximately $68,700,000. The transaction (the "McKerley Transaction") also provided for up to an additional $6,000,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997, of which $4,000,000 was paid in February 1997. McKerley added to Genesis 15 geriatric care facilities in New Hampshire and Vermont with a total of 1,535 beds. McKerley also operates a home healthcare company. The acquisition was financed with borrowings under the bank credit facilities and assumed indebtedness.

Other Transactions

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

In January 1996, the Company acquired the speech therapy, occupational therapy and physical therapy services businesses of Medical and Rehab Support Services, Inc., Professional Rehabilitation Network, Inc. and Healthcare Rehab Services, Inc. (collectively, the "Therapy Companies") for approximately $9,300,000. The Therapy Companies provide these services in the Company's Chesapeake Region. The acquisition was financed with borrowings under the Company's bank credit facilities.

Prior to January 1, 1996, the Company provided management, development and marketing services to life care communities operated by Adult Community Total Services, Inc. ("ACTS"), a Pennsylvania non-profit corporation, pursuant to a management agreement which was to expire in April 1998. Effective January 1, 1996, Genesis restructured its relationship with ACTS. Under the revised arrangement, Genesis earned a $2,000,000 restructuring fee and no longer manages the ACTS life care communities. Genesis continues to provide development services for a fee in an amount equal to five percent of the total cost of developing and completing facilities developed by ACTS. The development portion of the contract has been extended to December 2002 and Genesis is guaranteed a minimum annual development fee of approximately $1,500,000. Genesis also continues to provide certain ancillary services to the ACTS communities.

Fiscal 1997 Compared to Fiscal 1996

The Company's total net revenues for fiscal year ended September 30, 1997 ("Fiscal 1997") were $1,099,823,000 compared to $671,469,000 for the fiscal year ended September 30, 1996 ("Fiscal 1996"), an increase of $428,354,000 or 64%. Basic healthcare services increased $201,947,000 or 58%, of which approximately $132,800,000 is attributable to the GMC Transaction, approximately $45,800,000 is attributable to the inclusion of the eldercare centers acquired in the National Health transaction for the full twelve months in 1997 versus three months in the prior year, approximately $9,900,000 is due to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full twelve months in 1997 versus ten months in the prior year, and the remaining increase of approximately $14,600,000 is due to providing care to higher acuity patients and to rate increases. This increase was offset by approximately $1,200,000 due to the termination of operations of three leased eldercare centers in September 1997 and a decline in overall census. Specialty medical services revenue increased $211,954,000 or 73% of which approximately $47,300,000 is attributed to the GMC Transaction, approximately $16,800,000 is due to the inclusion of the eldercare centers acquired in the National Health transaction for the full twelve months in 1997 versus three months in the prior year, approximately $42,200,000 is attributed to the inclusion of the NeighborCare Pharmacies transaction for the full twelve months in 1997 versus five months in 1996, approximately $1,500,000 is due to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full twelve months in 1997 versus ten months in the prior year, and the remaining increase of approximately $106,900,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. This increase was offset by approximately $2,400,000 and $300,000 as a result of the fourth quarter of Fiscal 1997 deconsolidation of the Company's physician services business and the termination of the operations of three leased eldercare centers in September 1997, respectively. Specialty medical service revenue per patient day in the health centers division increased 13% to $33.84 in the twelve months ended September 30, 1997 compared to $29.94 in the twelve months ended September 30, 1996 primarily due to treatment of higher acuity patients. Management services and other income increased $14,453,000 or 44%. This increase is primarily due to other service business acquired in the GMC Transaction, offset by other transactional revenues earned in the twelve months ended September 30, 1996 which included gains recognized in connection with the sale of an investment, the sale of four eldercare centers and a pharmacy in Indiana and the sale of a majority interest in one eldercare center in Maryland.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and debenture conversion expense were $914,955,000 for the twelve months ended September 30, 1997 compared to $543,200,000 for the twelve months ended September 30, 1997, an increase of $371,755,000 or 68%, which is principally due to the impact of acquisitions, growth in the institutional pharmacy, medical supply and contract therapy divisions and due to a $15,000,000 special charge recorded in the fourth quarter of Fiscal 1997. In the fourth quarter of Fiscal 1997, the Company completed an evaluation of its physician service business and announced its intentions to restructure this business, including the closure and possible sale of free standing service sites, the restructuring of physician compensation arrangements and the termination of certain staff. In connection with the plan and selected asset impairments, the Company recorded a fourth quarter pretax charge of approximately $5,700,000. In addition, the Company reached an agreement with Blue Cross Blue Shield of Maryland (BCBSMD) to insure, through a sub-capitation agreement, the health care benefits of approximately 7,000 members of BCBSMD's Care First Medicare product. The capitation risk contract is currently generating operating losses, which the Company has agreed to assume retroactive to July 1, 1997. As a result, the Company has recorded a liability and a pretax special charge of approximately $5,000,000 to accrue for the estimated loss inherent in the agreement. The special charge also included a pretax charge of approximately $4,300,000 related to the write-off of selected assets deemed impaired.

Increased depreciation and amortization, and lease expense are primarily attributed to the assets aquired in the GMC Transaction, the National Health transaction, the NeighborCare transaction and the McKerley Transaction.

Interest expense increased $14,177,000 or 57%. This increase in interest expense was primarily due to additional borrowings used to finance recent acquisitions, including the 1996 Note Offering used to finance the GMC Transaction, offset by the repayment of debt associated with proceeds of $202,280,000 from the May 1996 equity offering, and offset by the conversion of the Company's 6% Convertible Senior Subordinated Debentures.

In connection with the early repayment of debt and the restructuring and amendment of the Company's bank credit facility in the quarter ended December 31, 1996, the Company recorded an extraordinary item (net of tax) of approximately $553,000 to write off unamortized deferred financing fees.

Fiscal 1996 Compared to Fiscal 1995

The Company's total net revenues for Fiscal 1996 were $671,469,000 compared to $486,393,000 for the fiscal year ended September 30, 1995 ("Fiscal 1995"), an increase of $185,076,000 or 38%. Basic healthcare services increased $69,895,000 or 25%, approximately $41,652,000 of which is due to the McKerley Transaction, National Health transaction and the Partnership Interest Purchase in March 1996 (which was partially offset by the sale of five eldercare centers in September 1995 and the Indiana Transaction in March 1996), with the remainder due to a shift in payor mix from Medicaid to Medicare and rate increases. Specialty medical services revenue increased $110,101,000 or 61%, of which approximately $57,000,000 is due to acquisitions, with the remainder due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical service revenue per patient day in the health centers division increased 19% to $29.94 in Fiscal 1996 compared to $25.06 in Fiscal 1995 primarily due to treatment of higher acuity patients. Management services and other income increased $5,080,000 or 18%. This increase is primarily due to an increase in service related business revenues (group purchasing and staff replacement services) of approximately $3,500,000 and an increase in transactional gains of approximately $2,600,000. Transactional and other activity in Fiscal 1996 included net gains recognized in connection with the sale of an investment, the Indiana Transaction and the sale of a majority interest in one eldercare center in Maryland.

The Company's operating expenses before debenture conversion expense, depreciation, amortization, lease expense and interest expense were $543,200,000 for Fiscal 1996 compared to $393,139,000 for Fiscal 1995, an increase of $150,061,000 or 38%, of which approximately $84,335,000 was due to the McKerley Transaction, Neighbor Care transaction and National Health transaction, and the remaining $65,726,000 is attributed to growth in institutional pharmacy, medical supply and contract therapy business and inflationary wage and benefit increases.

During Fiscal 1996, the Company converted approximately $42,500,000 of its 6% Senior Subordinated Convertible Debentures due 2003 (the "Debentures"). In connection with the early conversion of a portion of the Debentures, the Company paid approximately $1,245,000 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the results of operations.

Depreciation and amortization expense increased to $25,374,000 in Fiscal 1996 from $18,793,000 in Fiscal 1995 as a result of Fiscal 1996 acquisitions and capital expenditures.

Lease expense increased to $18,638,000 in Fiscal 1996 from $13,798,000 in Fiscal 1995 of which approximately $2,000,000 is related to the McKerley Transaction and $1,600,000 is related to the National Health transaction.

Interest expense increased $4,560,000 or 22%. This increase reflects increased debt levels used to fund acquisitions and a higher average prevailing interest rate due to the June 1995 issuance of $120,000,000 of 9 3/4% Notes, due 2005.

Liquidity and Capital Resources

Working capital increased to $226,930,000 at September 30, 1997 from $155,491,000 at September 30, 1996. Accounts receivable increased to $205,129,000 at September 30, 1997 from $141,716,000 at September 30, 1996.
Approximately $32,000,000 of this increase relates to the GMC Transaction, while the remaining approximately $31,400,000 relates primarily to the continuing shift in business mix to specialty medical services including the acquisition of NeighborCare in Fiscal 1996. The allowance for doubtful accounts increased approximately $28,300,000, primarily as a result of reserves established in connection with the GMC Transaction. Days of revenue in accounts receivable increased approximately 3 days to 65 days at September 30, 1997 versus September 30, 1996. Cost report receivables increased to $60,865,000 at September 30, 1997 from $41,575,000 at September 30, 1996.
Approximately $1,900,000 of this increase relates to balances acquired in the GMC Transaction, and the remaining increase of approximately $17,400,000 is principally due to an increase in Medicare revenues which are reimbursed on a retrospective cost basis. The Company's cash flow from operations for the twelve months ended September 30, 1997 provided cash of $53,354,000 compared to $36,232,000 for the twelve months ended September 30, 1996, primarily due to growth in operations.

Investing activities for the twelve months ended September 30, 1997 include approximately $61,100,000 of capital expenditures primarily related to the development of assisted living properties, betterments and expansion of eldercare centers, the purchase of additional corporate office space and investment in data processing hardware and software.

During the twelve months ended September 30, 1997, notes receivable and other investments increased approximately $19,000,000 principally due to investments of approximately $7,500,000 in Doctors Health System, approximately $3,900,000 in Health Objects Corporation, a software development company; approximately $2,500,000 in Senior LifeChoice L.L.C., an assisted living facility under development, with the remaining increase due primarily to the GMC Transaction. During the twelve months ended September 30, 1997, other long term assets increased approximately $7,100,000, principally due to the GMC Transaction.

In October 1997, in connection with the Multicare Transaction, Genesis entered into a new credit facility with Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders provided Genesis and its subsidiaries with loan facilities totaling $850,000,000 (the "Genesis Bank Financing") for the purpose of refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger; and funding Genesis' and its subsidiaries' working capital and general corporate purposes, including fees and expenses of the transactions. The Genesis Bank Financing facilities consist of three $200,000,000 term loans and a $250,000,000 revolving credit loan. The term loans amortize beginning in Fiscal 1998 through Fiscal 2005, of which $19,000,000 is payable in Fiscal 1998. The revolving credit loan becomes payable in full on September 30, 2003. The Genesis Bank Financing bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 3.0%.

The Genesis Bank Financing facilities are secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including, the Multicare Parent) other than the stock of Multicare and its subsidiaries.

The Genesis Bank Financing contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Genesis and its affiliates to maintain the Management Agreement, the Put/Call Agreement, as defined below, and corporate separateness; and will cause Genesis to comply with the terms of other material agreements as well as comply with usual and customary covenants for transactions of this nature.

In connection with the Multicare Transaction, Genesis, Cypress, TPG and Nazem entered into an agreement (the "Put/Call Agreement") pursuant to which, among other things, Genesis will have the option, on the terms and conditions set forth in the Put/Call Agreement to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem commencing on October 9, 2001 and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem will have the option, on the terms and conditions set forth in the Put/Call Agreement, to require Genesis to purchase (the "Put") such Genesis ElderCare Corp. Common Stock commencing on October 9, 2002 and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement.

The prices determined for the Put and Call are based on a formula that calculates the equity value attributable to Cypress', TPG's and Nazem's Genesis ElderCare Corp. Common Stock, plus a portion of the Genesis pharmacy business (the "Calculated Equity Value"). The Calculated Equity Value will be determined based upon a multiple of Genesis ElderCare Corp.'s earnings before interest, taxes, depreciation, amortization and rental expenses, as adjusted ("EBITDAR") after deduction of certain liabilities, plus a portion of the EBITDAR related to the Genesis pharmacy business. The multiple to be applied to EBITDAR will depend on whether the Put or the Call is being exercised. Any payment to Cypress, TPG or Nazem under the Call or the Put maybe in the form of cash or Genesis common stock at Genesis' option.

Upon exercise of the Call, Cypress, TPG and Nazem will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. Common Stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, TPG or Nazem; any payment to Cypress, TPG or Nazem will be limited to Cypress', TPG's, or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement which provides generally for the preferential return of the stockholders' capital contributions (subject to certain priorities), a 25% compound annual return on Cypress', TPG's and Nazem's capital contributions and the remaining Calculated Equity Value to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp.

Cypress', TPG's and Nazem's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis or an extraordinary dividend or distribution or the occurrence of the leverage recapitalization of Genesis. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress, TPG and Nazem will have the right to terminate the Stockholders' Agreement and Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the Put option exercise price and Cypress, TPG and Nazem will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price. In the event of a bankruptcy or change of control of Genesis, the option price shall be payable solely in cash provided any such payment will be subordinated to the payment of principal and interest under the Genesis Bank Financing.

In November 1996, the Company called for redemption of the then outstanding Debentures at a redemption price equal to 104.2% of the principal amount. The Debenture holders had the option to tender Debentures at the redemption price or to convert the Debentures at a conversion price of $15.104 per share. All of the approximately $43,800,000 of remaining Debentures outstanding were converted to Common Stock in the quarter ended December 31, 1996. The conversions improved the Company's leverage.

In October 1996, the Company completed the 1996 Note Offering. The Company used the net proceeds of approximately $121,250,000 together with borrowings under its bank credit facilities, to pay the cash portion of the purchase price of the GMC Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

Certain of the Company's other outstanding loans contain covenants which, without the prior consent of the lenders, limit certain activities of the Company. Such covenants contain limitations relating to the merger or consolidation of the Company and the Company's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, the Company must maintain certain minimum levels of cash flow and debt service coverage, and must maintain certain ratios of liabilities to net worth. Under these loans, the Company is restricted from paying cash dividends on the Common Stock, unless certain conditions are met. The Company has not declared or paid any cash dividends on its Common Stock since its inception.

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

In December 1997, the Company announced that its Board of Directors approved the purchase of long-term call options on up to 1,500,000 shares of the Company's Common Stock. The call options will be purchased by the Company from time to time in privately negotiated transactions designed to take advantage of attractive share price levels, as determined by the Company's management, in compliance with covenants governing existing financing arrangements. The timing and the terms of the transactions, including maturities, will depend on market conditions, the Company's liquidity and covenant requirements under its financing arrangements, and other considerations. The Board of Directors also approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's current senior executive employees will be required to own shares of the Company's Common Stock having market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock.

In October 1997, the Company announced its intention to enter into a number of financing arrangements with ElderTrust, Inc. ("ElderTrust")a newly formed Maryland healthcare real estate investment trust. The arrangements include the sale/leaseback of several assisted living, skilled nursing and office building properties, as well as a subordinated note. Subject to the successful completion of ElderTrust's initial public offering anticipated in the first calendar quarter of 1998, the Company expects to receive approximately $68,000,000 in cash as a result of the proposed sale of these properties and investments. The arrangements also include a commitment to ElderTrust to borrow $42,900,000 from ElderTrust to finance the development and expansion of additional assisted living properties and skilled nursing facilities. This commitment is expected to be funded in the coming 18 months. Under the terms of these agreements, Genesis is obligated to sell and ElderTrust is obligated to purchase these facilities under sale / leaseback arrangements once defined occupancy targets have been reached or a specific time period has elapsed. The arrangements also include the refinancing by Genesis and an affiliate of approximately $16,000,000 to fund term loans on existing facilities currently in the early stages of operations and to fund construction of properties currently under development. Under the terms of these loans, Genesis and its affiliate are obligated to sell and ElderTrust is obligated to purchase these facilities under sale/leaseback arrangements once defined occupancy targets have been reached or a specific time period has elapsed. Additionally, Genesis intends to enter into similar sale/leaseback arrangements for an additional $100,000,000 in facilities in 1998. These transactions are aimed toward reducing the Company's leverage and to re-deploy capital. No assurance can be given that these transactions will be completed.

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At December 12, 1997, approximately $710,933,000 was outstanding under the Genesis Bank Financing facilities, and approximately $124,842,000 was available under the credit facilities after giving effect to approximately $13,558,000 in outstanding letters of credit issued under the credit facilities.

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

New Accounting Pronouncements

In February 1997, the FASB issued Statement 128, "Earnings Per Share". This statement simplifies the standards for computing earnings per share ("EPS") and makes them more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, (the Company's first quarter of fiscal 1998). Had Statement 128 been adopted in the first quarter of Fiscal 1997, basic and diluted EPS would have been computed for the twelve months ended September 30, 1997 as follows:


                                                                             Weighted
                                                                             Average        Earnings Per
(in thousands except per share data)                       Net Income         Shares            Share
-----------------------------------------------------------------------------------------------------------

Basic EPS - net income                                           $47,591           34,558            $1.38
-----------------------------------------------------------------------------------------------------------
     Effect of assumed conversion of debt                            303              437
     Incremental shares from assumed exercise of
        dilutive stock options                                         -            1,125
-----------------------------------------------------------------------------------------------------------
Diluted EPS - net income                                         $47,894           36,120            $1.33
-----------------------------------------------------------------------------------------------------------

ITEM 8:  FINANCIAL STATEMENTS AND  SUPPLEMENTARY DATA

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of Genesis Health Ventures, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Health Ventures, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations, and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.


                                                         KPMG Peat Marwick LLP
Philadelphia, Pennsylvania
November 19, 1997

Genesis Health Ventures, Inc. and subsidiaries
Consolidated Balance Sheets

                                                                                                September 30,        September 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1997                   1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands except share data)
Assets
Current assets:
         Cash and equivalents                                                                      $ 11,651              $ 12,763
         Investments in marketable securities                                                        14,729                 5,517
         Accounts receivable, net of allowance for doubtful accounts
            of $39,418 in 1997 and $11,131 in 1996                                                  205,129               141,716
         Cost report receivables                                                                     60,865                41,575
         Income tax receivable                                                                        7,820                     -
         Inventory                                                                                   25,568                17,051
         Prepaid expenses and other current assets                                                   26,675                14,099
----------------------------------------------------------------------------------------------------------------------------------
                   Total current assets                                                             352,437               232,721
----------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment, net                                                                 578,397               350,929
Notes receivable and other investments                                                              111,601                92,574
Other long-term assets                                                                               31,722                24,595
Goodwill and other intangibles, net                                                                 359,956               249,850
----------------------------------------------------------------------------------------------------------------------------------
                   Total assets                                                                 $ 1,434,113             $ 950,669
==================================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
         Accounts payable                                                                          $ 47,547              $ 33,781
         Accrued expenses                                                                            33,835                15,331
         Current installments of long-term debt                                                       8,273                 3,720
         Accrued compensation                                                                        23,116                18,630
         Accrued interest                                                                            12,736                 5,342
         Income taxes payable                                                                             -                   426
----------------------------------------------------------------------------------------------------------------------------------
                   Total current liabilities                                                        125,507                77,230
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                      651,667               338,933
Deferred income taxes                                                                                37,745                13,812
Deferred gain and other long-term liabilities                                                        11,173                 6,086
Shareholders' equity:
         Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,117,075 and 35,071,474 at September 30, 1997;
             31,981,393 and 31,935,792 at September 30, 1996                                            702                   640
         Additional paid-in capital                                                                 457,232               411,472
         Retained earnings                                                                          150,330               102,739
         Treasury stock, at cost                                                                       (243)                 (243)
----------------------------------------------------------------------------------------------------------------------------------
                   Total shareholders' equity                                                       608,021               514,608
----------------------------------------------------------------------------------------------------------------------------------
                   Total liabilities and shareholders' equity                                   $ 1,434,113             $ 950,669
==================================================================================================================================

See accompanying notes to consolidated financial statements

Genesis Health Ventures, Inc. and subsidiaries
Consolidated Statements of Operations

                                                                                              Year ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  1997                  1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------

                                                                           (In thousands, except share and per share data)
Net revenues:
        Basic healthcare services                                             $ 549,963            $ 348,016             $ 278,121
        Specialty medical services                                              502,382              290,428               180,327
        Management services and other, net                                       47,478               33,025                27,945
-----------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                               1,099,823              671,469               486,393
-----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                            512,317              315,494               237,610
        Other operating expenses                                                346,599              201,866               137,945
        General corporate expense                                                41,039               25,840                17,585
        Special charge                                                           15,000                    -                     -
Depreciation and amortization                                                    41,946               25,374                18,793
Lease expense                                                                    28,587               18,638                13,798
Interest expense, net                                                            39,103               24,926                20,366
Debenture conversion expense                                                          -                1,245                     -
-----------------------------------------------------------------------------------------------------------------------------------
        Earnings before income taxes and extraordinary items                     75,232               58,086                40,296
Income taxes                                                                     27,088               20,917                14,765
-----------------------------------------------------------------------------------------------------------------------------------
        Earnings before extraordinary items                                      48,144               37,169                25,531
Extraordinary items, net of tax                                                    (553)                   -                (1,923)
-----------------------------------------------------------------------------------------------------------------------------------
             Net income                                                        $ 47,591             $ 37,169              $ 23,608
==================================================================================================================================

Per common share data:
        Primary:
           Earnings before extraordinary items                                   $ 1.35               $ 1.35                $ 1.13
           Net income                                                            $ 1.33               $ 1.35                $ 1.05
           Weighted average shares of common stock and equivalents           35,643,265           27,491,765            22,587,037
-----------------------------------------------------------------------------------------------------------------------------------
        Fully diluted:
           Earnings before extraordinary items                                   $ 1.34               $ 1.29                $ 1.03
           Net income                                                            $ 1.32               $ 1.29                $ 0.97
           Weighted average shares of common stock and equivalents           36,306,500           31,130,045            28,452,436
==================================================================================================================================

See accompanying notes to consolidated financial statements

Genesis Health Ventures, Inc. and subsidiaries
Consolidated Statements of Shareholders' Equity

                                                                  Additional
(Dollars in thousands)                             Common           paid-in           Retained         Treasury
                                                   stock            capital           earnings           stock             Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                     $ 291           $ 153,573        $  41,962            $ (360)        $ 195,466
---------------------------------------------------------------------------------------------------------------------------------
Issuance of additional common stock                   -                 621                -                 -               621
Issuance of shares from Treasury                      -                   -                -               117               117
Exercise of common stock options and
      issuance of stock bonus awards                  3               1,733                -                 -             1,736
1995 net earnings                                     -                   -           23,608                 -            23,608
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                       294             155,927           65,570              (243)          221,548
=================================================================================================================================
Issuance of additional common stock,
      net of issuance costs                         136             211,529                -                 -           211,665
Conversion of Debentures                             42              41,676                -                 -            41,718
Exercise of common stock options                      5               2,503                -                 -             2,508
Effect of stock split                               163                (163)               -                 -                 -
1996 net earnings                                     -                   -           37,169                 -            37,169
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                       640             411,472          102,739              (243)          514,608
=================================================================================================================================
Exercise of common stock options                      4               2,815                -                 -             2,819
Conversion of Debentures                             58              42,945                -                 -            43,003
1997 net earnings                                     -                   -           47,591                 -            47,591
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                     $ 702           $ 457,232        $ 150,330            $ (243)        $ 608,021
=================================================================================================================================

See accompanying notes to consolidated financial statements

Genesis Health Ventures, Inc. and subsidiaries
Consolidated Statements of Cash Flows

                                                                                            Year ended September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      1997            1996            1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in thousands)
 Cash flows from operating activities:
        Net income                                                                      $ 47,591        $ 37,169        $ 23,608
        Adjustments to reconcile net income to
             net cash provided by operating activities:
        Charges (credits) included in operations not requiring funds:
                Provision for deferred taxes                                              21,023           5,114          (1,270)
                Depreciation and amortization                                             41,946          25,374          18,793
                Amortization of deferred gain                                               (460)           (460)           (460)
                Amortization of debt premium                                                (398)              -               -
                Special charge                                                            15,000               -               -
                Debenture conversion expense                                                   -           1,245               -
                Extraordinary items, net of tax                                              553               -           1,923
        Changes in assets and liabilities excluding the effects of acquisitions
                Accounts receivable                                                      (41,801)         (6,256)        (25,564)
                Cost reports receivable                                                  (17,447)        (15,647)        (15,065)
                Inventory                                                                 (5,938)         (2,061)         (3,176)
                Prepaid expenses and other current assets                                 (4,529)          1,955           3,035
                Accounts payable and accrued expenses                                     (4,621)         (7,758)          7,235
                Accrued compensation and interest                                          6,239            (949)          1,258
                Income taxes payable                                                      (3,804)         (1,494)            871
---------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                                                                  5,763            (937)        (12,420)
---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operations                                                   53,354          36,232          11,188
---------------------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities
        Purchase of marketable securities                                                (27,022)         (3,909)         (3,455)
        Proceeds on maturity or sale of marketable securities                             17,809           1,847               -
        Capital expenditures                                                             (61,102)        (38,645)        (24,719)
        Payments for acquisitions, net of cash acquired                                 (257,837)       (215,874)         (8,194)
        Proceeds from dispositions of facilities                                               -          21,521               -
        Notes receivable and other investment additions, net                             (12,804)        (42,113)        (23,074)
        Other long term asset (additions) deletions                                       (7,816)         (7,871)          9,971
---------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                           (348,772)       (285,044)        (49,471)
---------------------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities
        Net borrowings (repayments) under working
          capital revolving credit                                                       176,683          50,798          30,100
        Repayment of long term debt                                                       (7,946)         (2,539)       (102,450)
        Proceeds from issuance of long-term debt                                         126,500               -         119,700
        Debt issuance costs                                                               (3,750)              -          (4,332)
        Proceeds from issuance of common stock                                                 -         211,250             100
        Stock issuance costs                                                                   -          (9,585)              -
        Debenture conversion expense                                                           -          (1,245)              -
        Stock options exercised                                                            2,819           2,508           1,736
---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                        294,306         251,187          44,854
---------------------------------------------------------------------------------------------------------------------------------

 Net (decrease) increase in cash and equivalents                                          (1,112)          2,375           6,571
 Cash and equivalents
        Beginning of year                                                                 12,763          10,388           3,817
---------------------------------------------------------------------------------------------------------------------------------
        End of year                                                                     $ 11,651        $ 12,763        $ 10,388
=================================================================================================================================

 Supplemental disclosure of cash flow information
        Interest paid                                                                   $ 40,869        $ 24,926        $ 18,175
        Income taxes paid                                                               $ 12,357        $ 22,374        $ 13,037
=================================================================================================================================

See accompanying notes to consolidated financial statements

Genesis Health Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Genesis Health Ventures, Inc. and its wholly-owned subsidiaries (the "Company" or "Genesis"). All significant intercompany accounts and transactions have been eliminated in consolidation. All dollars, except per share amounts, and shares are expressed in thousands. All other amounts are expressed in whole numbers.

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

Property, Plant and Equipment

Land, land improvements, buildings, and equipment are stated at cost. Subsequent additions are recorded at cost. Depreciation is calculated on the straight-line method over estimated useful lives of 20-35 years for land improvements and buildings, and three to fifteen years for equipment, furniture and fixtures. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

Inventories

Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (FIFO) method.

Contractual Adjustments

Patient revenues are recorded based on standard charges applicable to all patients. Under Medicare, Medicaid, and other cost-based reimbursement programs, each facility is reimbursed for services rendered to covered program customers as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and customer payments are recorded as contractual adjustments and deducted from revenues. Retroactively calculated third-party contractual adjustments are accrued on an estimated basis in the period the related services are rendered. Revisions to estimated contractual adjustments are recorded based upon audits by third-party payors, as well as other communications with third-party payors such as desk reviews, regulation changes and policy statements. These revisions are made in the year such amounts are determined.

Cash Equivalents

Short-term investments which have a maturity of ninety days or less at acquisition are considered cash equivalents.

Investments in Marketable Securities

Investments in marketable securities available for sale are recorded at their fair market value, with any unrealized gains or losses recognized as a component of shareholders' equity, until realized.

Deferred Financing Costs

Financing costs have been deferred and are being amortized on a straight-line basis over the term of the related debt. Deferred financing costs, net of accumulated amortization were $12,939 and $8,056 at September 30, 1997 and 1996, respectively, and are included in other long term assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired and is amortized on a straight-line basis from ten to forty years. Goodwill, before accumulated amortization of $20,900 and $11,900, was $371,900 and $254,000 at September 30, 1997 and 1996,
respectively. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted future cash flows.

Intangibles and Long-Lived Assets

In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Company's adoption of Statement 121 in the year ended September 30, 1997 did not have a significant impact on its consolidated financial statements

Income Taxes

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

New Accounting Pronouncements

In February 1997, the FASB issued Statement 128, "Earnings Per Share" ("Statement 128"). This statement simplifies the standards for computing earnings per share ("EPS") and makes them more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the diluted EPS calculation. Statement 128 is required to be adopted by all public companies for reporting periods ending after December 15, 1997, (the Company's first quarter of fiscal 1998). Had Statement 128 been adopted in the first quarter of fiscal 1997, basic and diluted EPS would have been computed for the twelve months ended September 30, 1997 as follows:

                                                                              Weighted
                                                                               Average        Earnings Per
                                                            Net Income         Shares            Share
-----------------------------------------------------------------------------------------------------------
Basic EPS - net income                                           $47,591           34,558            $1.38
-----------------------------------------------------------------------------------------------------------
     Effect of assumed conversion of debt                            303              437
     Incremental shares from assumed exercise of
        dilutive stock options                                         -            1,125
-----------------------------------------------------------------------------------------------------------
Diluted EPS - net income                                         $47,894           36,120            $1.33
-----------------------------------------------------------------------------------------------------------

(2)   Acquisitions/Dispositions

On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis, The Cypress Group L.L.C (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired 99.65% of the shares of common stock of the Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger" or the "Multicare Transaction") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp., which will be consolidated with Genesis. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of (i) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities, (ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis will manage Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and
(ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 subject to adjustment (the "Therapy Sales") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000 subject to adjustment. The Company expects to complete the pharmacy sale in the first calendar quarter of 1998.

Genesis Eldercare Corp. (the "Multicare Parent") paid approximately $1,492,000 to (i) purchase the Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000, $199,500 and $10,500, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000 and (ii) $246,800 of bridge financing which was refinanced upon the completion of the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

In connection with the Multicare Transaction, Genesis, Cypress, TPG and Nazem entered into an agreement (the "Put/Call Agreement") pursuant to which, among other things, Genesis will have the option, on the terms and conditions set forth in the Put/Call Agreement to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem commencing on October 9, 2001 and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem will have the option, on the terms and conditions set forth in the Put/Call Agreement, to require Genesis to purchase (the "Put") such Genesis ElderCare Corp. Common Stock commencing on October 9, 2002 and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement.

The prices determined for the Put and Call are based on a formula that calculates the equity value attributable to Cypress', TPG's and Nazem's Genesis ElderCare Corp. Common Stock, plus a portion of the Genesis pharmacy business (the "Calculated Equity Value"). The Calculated Equity Value will be determined based upon a multiple of Genesis ElderCare Corp.'s earnings before interest, taxes, depreciation, amortization and rental expenses, as adjusted ("EBITDAR") after deduction of certain liabilities, plus a portion of the EBITDAR related to the Genesis pharmacy business. The multiple to be applied to EBITDAR will depend on whether the Put or the Call is being exercised. Any payment to Cypress, TPG or Nazem under the Call or the Put may be in the form of cash or Genesis common stock at Genesis' option.

Upon exercise of the Call, Cypress, TPG and Nazem will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. Common Stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, or TPG or Nazem; any payment to Cypress, TPG or Nazem will be limited to Cypress', TPG's, or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement which provides generally for the preferential return of the stockholders' capital contributions (subject to certain priorities), a 25% compound annual return on Cypress', TPG's and Nazem's capital contributions and the remaining Calculated Equity Value to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp.

Cypress', TPG's and Nazem's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis or an extraordinary dividend or distribution or the occurrence of the leverage recapitalization of Genesis. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress, TPG and Nazem will have the right to terminate the Stockholders' Agreement and Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the Put option exercise price and Cypress, TPG and Nazem will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price. In the event of a bankruptcy or change of control of Genesis, the option price shall be payable solely in cash provided any such payment will be subordinated to the payment of principal and interest under the Genesis Bank Financing.

Effective October 1, 1996, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (The "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC stock. The total consideration paid, including assumed indebtedness of approximately $132,000, is approximately $223,000. The merger was financed in part with approximately $121,250 in net proceeds from an offering of 9 1/4% Senior Subordinated Notes issued in October of 1996. The remaining consideration was financed through borrowings under the Company's bank credit facility. The GMC Transaction, added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operates businesses which provide a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services. The acquisition was accounted for as a purchase.

In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, Eidos, Inc. and Versalink, Inc. (collectively "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700 and subsequently leased the centers to a subsidiary of Genesis under operating lease agreements and a then existing $85,000 lease financing facility. The balance of the total consideration paid to National Health was funded with available cash of $51,800 and assumed indebtedness of $7,900. National Health added 16 eldercare centers in Florida, Virginia and Connecticut with approximately 2,200 beds to Genesis. National Health also provides enteral nutrition and rehabilitation therapy services to the eldercare centers which it owns and leases. The acquisition was accounted for as a purchase.

In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc. ("NeighborCare") a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250, comprised of approximately $47,250 in cash and 312,744 shares of Genesis common stock. The acquisition was accounted for as a purchase.

In March 1996, the Company sold four eldercare centers and a pharmacy in Indiana for approximately $22,250. The net sale proceeds were used to repay indebtedness under the Company's credit facility.

In March 1996, the Company acquired for total consideration of approximately $31,900, including the payment of assumed debt, the remaining approximately 71% joint venture interests of four eldercare centers in Maryland and the remaining 50% joint venture interest of an eldercare center in Florida. The acquisition was accounted for as a purchase.

In January 1996, the Company acquired the speech therapy, occupational therapy and physical therapy services businesses of Medical and Rehab Support Services, Inc., Professional Rehabilitation Network, Inc. and Healthcare Rehab Services, Inc. (collectively, "Therapy Companies") for approximately $9,300. The Therapy Companies provide these services in the Company's Chesapeake region. The acquisition was financed with borrowings under the Company's bank credit facilities. The acquisition was accounted for as a purchase.

Prior to January 1, 1996, the Company provided management, development and marketing services to life care communities operated by Adult Community Total Services, Inc. (ACTS), a Pennsylvania non-profit corporation, pursuant to a management agreement which was to expire in April 1998. Effective January 1, 1996, Genesis restructured its relationship with ACTS. Under the revised arrangement, Genesis earned a $2,000 restructuring fee and no longer manages the ACTS life care communities. Genesis continues to provide development services for a fee in an amount equal to five percent of the total cost of developing and completing facilities developed by ACTS. The development portion of the contract has been extended to December 2002 and Genesis is guaranteed a minimum annual development fee of approximately $1,500. Genesis also continues to provide certain ancillary services to the ACTS communities.

On November 30, 1995, the Company acquired McKerley Health Care Centers ("McKerley") for total consideration of approximately $68,700. The transaction (the "McKerley Transaction") also provided for up to an additional $6,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997, of which $4,000 was paid in February 1997. McKerley added to Genesis 15 geriatric care facilities in New Hampshire and Vermont with a total of 1,535 beds. McKerley also operates a home healthcare company. The acquisition was financed with borrowings under the credit facility and assumed indebtedness. The acquisition was accounted for as a purchase.

The following unaudited pro forma statement of operations information gives effect to the GMC, National Health, NeighborCare and McKerley transactions described above as though they had occurred on October 1, 1995, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related income tax effects. In addition, the following pro forma information entitled "1997 Including Multicare" incorporates the pro forma effect of the Multicare Transaction had it occurred on October 1, 1996. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of the respective fiscal years.

                                                                       Year Ended September 30,

                                                                      1997 Including
(Unaudited)                                                             Multicare           1996
-----------------------------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:
Total net revenues                                                       $1,794,659        $983,633
Earnings before debenture conversion expense and
extraordinary item                                                           47,308          46,993
Net income                                                                   44,536          46,196
Primary earnings per share before debenture
conversion expense and extraordinary item                                      1.33            1.48
Fully diluted earnings per share before debenture
conversion expense and extraordinary item                                     $1.31           $1.40
-----------------------------------------------------------------------------------------------------

(3) Property, Plant and Equipment

Property, plant and equipment at September 30, 1997 and 1996 consist of the following:

                                                            September 30,
                                                         1997         1996
------------------------------------------------------------------------------
Land                                                     $38,163      $23,517
Land improvements                                          5,064        4,565
Buildings                                                471,520      298,918
Equipment, furniture and fixtures                        120,734       69,422
Construction in progress                                  36,456       20,344
------------------------------------------------------------------------------
                                                         671,937      416,766
Less accumulated depreciation                             93,540       65,837
------------------------------------------------------------------------------
Net property, plant and equipment                       $578,397     $350,929
------------------------------------------------------------------------------

(4) Long-term Debt

Long-term debt at September 30, 1997 and 1996 was as follows:

                                                              September 30,
                                                            1997         1996
------------------------------------------------------------------------------
Secured - due 1998 to 2034;
     6.75% to 10.75% (weighted average interest rate
     1997 - 7.76%; 1996 - 7.43%)                          $401,484    $147,359
Unsecured - due 1998 to 2008
     5.50% to 11.00% (weighted average interest rate
     1997 - 9.43%, 1996 - 9.71%)                           252,670     151,815
Convertible Senior Subordinated Debentures due 2003 - 6%         -      43,762
------------------------------------------------------------------------------
                                                           654,154     342,936
Plus:
     Debt premium, net of amortization                       6,032           -
Less:
     Debt discount, net of amortization                        246         283
     Current installments and short-term borrowings          8,273       3,720
------------------------------------------------------------------------------
                                                          $651,667    $338,933
------------------------------------------------------------------------------

At September 30, 1997 and 1996, the Company's long-term debt included approximately $300,000 and $120,350 of floating rate debt based on prime or LIBOR with weighted average interest rates of 7.10% and 6.87%, respectively. At September 30, 1997 and 1996, the Company's long-term debt included approximately $354,154 and $222,412 of fixed rate debt with weighted average interest rates of 9.42% and 8.62%, respectively.

In October 1997, subsequent to fiscal year end and in connection with the Multicare Transaction, Genesis entered into a new credit facility with Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders provided Genesis and its subsidiaries with loan facilities totaling $850,000 (the "Genesis Bank Financing") for the purpose of refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger; and funding Genesis' and its subsidiaries' working capital and general corporate purposes, including fees and expenses of the transactions. The Genesis Bank Financing facilities consist of three $200,000 term loans and a $250,000 revolving credit loan. The term loans amortize beginning in fiscal 1998 through 2005, of which $19,000 is payable in fiscal 1998. The revolving credit loan becomes payable in full on September 30, 2003. The Genesis Bank Financing bears interest at a floating rate equal, at the Company's option, to prime rate or LIBOR plus a margin up to 3.0%.

The Genesis Bank Financing facilities are secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including, the Multicare Parent) other than the stock of Multicare, and its subsidiaries.

The Genesis Bank Financing contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Genesis and its affiliates to maintain the Management Agreement, the Put/Call Agreement, and corporate separateness; and will cause Genesis to comply with the terms of other material agreements as well as comply with usual and customary covenants for transactions of this nature.

In October 1996, the Company completed an offering of $125,000 9 1/4% Senior Subordinated Notes due 2006. The Company used the net proceeds of approximately $121,250, together with borrowings under the bank credit facility, to pay the cash portion of the purchase price of the GMC Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

In November 1996, the Company called for redemption of the then outstanding 6% Convertible Senior Subordinated Debentures (the Debentures) at a redemption price equal to 104.2% of the principal amount. The Debenture holders had the option to tender Debentures at the redemption price or to convert the Debentures into common stock at a conversion price of $15.104 per share. In connection with the early conversion of a portion of the Debentures converted during fiscal 1996, the Company paid approximately $1,245 representing the prepayment of interest to converting debenture holders. The non-recurring cash payment is presented as debenture conversion expense in the 1996 statement of operations.

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

At September 30, 1997, sinking fund requirements and installments of long-term debt are as follows:

                                                                 Principal
Year ending September 30,                                          Amount
----------------------------------------------------------------------------
1998                                                                 $8,273
1999                                                                 21,407
2000                                                                  4,009
2001                                                                  3,197
2002                                                                  2,959
Thereafter                                                         $614,309
----------------------------------------------------------------------------

The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. At September 30, 1997 the notional principal amount of these agreements totaled $400,000. These agreements effectively convert underlying variable-rate debt based on LIBOR into fixed-rate debt whereby the Company makes quarterly payments at a weighted average fixed rate of 5.45% and receives quarterly payments at a floating rate based on three month LIBOR (approximately 5.78% at September 30, 1997).

At September 30, 1996, the Company held an interest rate swap agreement with a notional amount of $20,000 whereby the Company makes quarterly payments at a floating rate based on six-month LIBOR (5.75% at September 30, 1996) and receives quarterly payments at a fixed rate of 6.86%. This agreement has since been terminated.

Interest of $2,156 in 1997, $1,191 in 1996 and $457 in 1995, was capitalized in connection with facility construction and renovations.

During fiscal 1997 and 1995, the Company recorded extraordinary losses, net of tax, of $553 and $1,923, respectively related to the early retirement of debt. The Company is restricted from declaring any dividends or authorizing any other distribution on account of ownership of its capital stock unless certain conditions are met.

(5) Leases and Lease Commitments

The Company leases certain facilities and equipment under operating leases. Future minimum payments for the next five years under operating leases at September 30, 1997 were as follows:

                                                            Minimum
Year ending September 30,                                   Payment
-------------------------------------------------------------------------
1998                                                        $22,853
1999                                                         21,701
2000                                                         19,134
2001                                                         18,468
2002                                                         13,149
-------------------------------------------------------------------------

Excluded from the future minimum lease payments above in the year 2001 is approximately $67,000 related to a residual value guarantee due under the lease financing facility in connection with the National Health transaction.

The Company has an option to purchase seven leased eldercare care facilities at the end of their ten year lease term in 2003 for $59,000.

(6) Patient Service Revenue

The distribution of net patient service revenue by class of payor for the years ended September 30, 1997, 1996 and 1995 was as follows:

                                            Year ended September 30,
Class of payor                           1997          1996         1995
---------------------------------------------------------------------------

Private pay and other                  $414,187      $251,244     $175,206
Medicaid                                385,313       229,838      185,612
Medicare                                252,845       157,362       97,630
---------------------------------------------------------------------------
                                     $1,052,345      $638,444     $458,448
---------------------------------------------------------------------------

The above revenue amounts are net of third-party contractual allowances of $213,250, $122,136 and $98,495, in 1997, 1996 and 1995, respectively. The
Company has recorded cost report receivables from third-party payors (i.e., Medicare and Medicaid) of $60,865 and $41,575 at September 30, 1997 and 1996, respectively. These amounts at September 30, 1997 are due primarily from Massachusetts ($10,086), Pennsylvania ($5,928), Florida ($3,368) and Medicare ($41,261) for the 1994 through 1997 cost reporting periods.

(7) Income Taxes

Total income tax expense for the years ended September 30, 1997, 1996 and 1995 was as follows:

                                                     Year ended September 30,
                                                  1997       1996        1995
-------------------------------------------------------------------------------

Income before extraordinary item                $27,088     $20,917    $14,765
Extraordinary item                                (318)           -    (1,130)
-------------------------------------------------------------------------------
Total                                           $26,770     $20,917    $13,635
-------------------------------------------------------------------------------


The components of the provision for income taxes for the years ended September 30, 1997, 1996 and 1995 were as follows:

                                                    Year ended September 30,
                                                 1997         1996      1995
-------------------------------------------------------------------------------
Current:
Federal                                          $5,370     $14,508    $13,484
State                                               695       1,295      2,551
-------------------------------------------------------------------------------
                                                  6,065      15,803     16,035
-------------------------------------------------------------------------------
Deferred:
Federal                                          20,781       4,595      (650)
State                                               242         519      (620)
-------------------------------------------------------------------------------
                                                 21,023       5,114    (1,270)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Total                                           $27,088     $20,917    $14,765
-------------------------------------------------------------------------------


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income before income taxes and extraordinary items as a result of the following:

                                                   Year ended September 30,
                                                 1997         1996      1995
-------------------------------------------------------------------------------

Computed "expected" tax expense                 $26,331    $ 20,330   $ 14,104
-Increase (reduction) in income taxes
resulting from :
State and local income taxes, net of
federal tax benefits                                364       1,179      1,255
Amortization of goodwill                            693         235        197
Targeted jobs tax credits                         (300)           -      (528)
Tax exempt interest                                   -       (770)          -
Other, net                                            -        (57)      (263)
-------------------------------------------------------------------------------
Total income tax expense                        $27,088     $20,917    $14,765
-------------------------------------------------------------------------------

The sources of the differences between consolidated earnings for financial statement purposes and tax purposes and the tax effects are as follows:

                                                                     Year ended September 30,
                                                             1997              1996              1995
-------------------------------------------------------------------------------------------------------------

Excess tax depreciation expense versus book
depreciation                                                      $2,525           $1,157             $1,064
Excess tax gain versus book gain                                   (200)            (895)            (2,879)
Amortization of deferred gain on sale and leaseback                    -               49                103
Utilization of net operating loss carryforward                       200            (600)                  -
Accrued liabilities and reserves                                  15,000              676              (501)
Goodwill                                                           3,575            3,661                920
Prepaid rent                                                           -            1,146                  -
Other                                                               (77)             (80)                 23
-------------------------------------------------------------------------------------------------------------
Net deferred tax provision                                       $21,023           $5,114           $(1,270)
-------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented below:

                                                                                   September 30,
                                                                               1997              1996
------------------------------------------------------------------------------------------------------------
Deferred Tax Assets
Accounts receivable                                                                $5,480            $1,411
Accrued compensation                                                                  601               601
Amortization of deferred gain                                                          47               247
Debt premium                                                                        2,144                 -
Accrued liabilities and reserves                                                    7,966                 -
Net operating loss carryforwards                                                    4,000             4,000
Other, net                                                                              -                13
------------------------------------------------------------------------------------------------------------
Deferred  tax assets                                                               20,238             6,272
------------------------------------------------------------------------------------------------------------
Valuation allowance                                                                (3,400)           (3,400)
------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                           $16,838            $2,872
------------------------------------------------------------------------------------------------------------
Deferred Tax Liabilities
Goodwill and other intangibles                                                   (10,695)           (6,176)
Depreciation                                                                     (43,888)           (8,534)
Accrued liabilities and reserves                                                        -             (828)
Prepaid rent                                                                            -           (1,146)
------------------------------------------------------------------------------------------------------------
Total deferred tax liability                                                     (54,583)          (16,684)
------------------------------------------------------------------------------------------------------------
Net deferred liability                                                          $(37,745)         $(13,812)
------------------------------------------------------------------------------------------------------------

At September 30, 1997 and 1996, the Company has state net operating loss carryforwards (net of federal tax benefit) of $4,000, respectively. The related deferred tax assets are available to reduce future state income taxes payable, subject to applicable carryforward rules and limitations. Due to these limitations, the Company has established valuation allowances of $3,400. The net operating loss carryforwards expire in years 1998 through 2002. Management believes that by using prudent and feasible tax planning strategies it would realize approximately $600 of the state net operating losses prior to expiration.

(8)  Notes Receivable and Other Investments

Notes receivable and other investments at September 30, 1997 and 1996 consist of the following:

                                                                            September 30,
                                                                        1997              1996
---------------------------------------------------------------------------------------------------

Mortgage notes and other notes receivable                                  $92,164         $76,092
Investments in non marketable securities                                    16,550          14,050
Investments in unconsolidated partnerships and joint ventures                2,887           2,432
---------------------------------------------------------------------------------------------------
                                                                          $111,601         $92,574
---------------------------------------------------------------------------------------------------

Mortgage notes and other notes receivable at September 30, 1997 bear interest at rates ranging from 7 1/2% to 13% and mature at various times ranging from 1998 to 2006. Approximately $77,338 of the mortgage notes and other notes are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and or gross facility receipts, as defined.

In 1996, the Company extended a 10 1/4%, $45,000 mortgage loan and a 13%, $10,000 working capital loan to refinance the bank indebtedness of 11 managed eldercare centers in Florida and to eliminate the Company's guarantee of $18,500 of such indebtedness. The Company extended its existing management agreement for these Florida eldercare centers through 2006.

In addition to the $10,000 working capital loan described above, the Company has agreed to provide third parties, including facilities under management contract, with $9,100 of working capital lines of credit. The unused portion of working capital lines of credit was $3,639 at September 30, 1997.

At September 30, 1997, the Company holds $10,000 of convertible preferred stock of Doctors Health System, Inc. ("Doctors Health"), an independent physician owned and controlled integrated delivery system and practice management company based in Maryland. The convertible preferred stock, which is accounted for under the cost method, carries an 8% cumulative dividend and is convertible into common stock, and if converted would represent an approximate 10% ownership interest in Doctors Health. Also, the Company has lent to Doctors Health $5,000 at an annual interest rate of 11%.

Investments in unconsolidated partnerships and joint ventures are accounted for under the equity method.

(9) Other Long-Term Assets

Other long-term assets at September 30, 1997 and 1996 consist of the following:

                                                                               September 30,
                                                                           1997              1996
-----------------------------------------------------------------------------------------------------

Deferred financing fees, net                                                  $12,939         $8,056
Property deposits and funds held in escrow                                      7,056          6,765
Funds held by trustee                                                           1,661          1,692
Other, net                                                                     10,066          8,082
-----------------------------------------------------------------------------------------------------
                                                                              $31,722        $24,595
-----------------------------------------------------------------------------------------------------

(10) Management Services and Other Income, net

Included in management services and other income, net were the following:


                                                                    Year ended September 30,
                                                            1997             1996              1995
---------------------------------------------------------------------------------------------------------

Fees earned in connection with management agreements            $18,959         $18,227          $19,214
Service related businesses                                       28,043           9,023            5,523
Transactional items, net                                            476           5,775            3,208
---------------------------------------------------------------------------------------------------------
                                                                $47,478         $33,025          $27,945
---------------------------------------------------------------------------------------------------------

(11) Stock Option Plans

The Company has two stock option plans (the "Employee Plan" and the "Directors Plan"). Under the Employee Plan, 4,500,000 shares of common stock were reserved for issuance to employees including officers and directors. Options granted in the Employee plan prior to fiscal 1997 generally become excercisable over a five year period, while options granted subsequent to fiscal 1996 vest 25% in the year of the grant and 25% over each of the next three years. The options granted in the Employee Plan expire 10 years from the date of grant. All options granted under the Employee Plan have been at the fair market value of the common stock on the date of grant. Presented below is a summary of the Employee plan for the three years ended September 30, 1997.


                                     Option Price                                                 Available
                                       per Share              Outstanding         Exercisable     for Grant
-------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994           $2.22 - $17.00             1,610,103           730,605        76,467
-------------------------------------------------------------------------------------------------------------
Authorized                                           -                     -                 -     1,050,000
Granted                                  19.67 - 20.25               740,625                 -      (740,625)
Became Exercisable                                   -                     -           400,692             -
Exercised                                 5.33 - 16.83              (204,585)         (204,585)            -
Canceled                                             -               (51,975)                 -       51,975
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995           $2.22 - $20.25             2,094,168           926,712       437,817
-------------------------------------------------------------------------------------------------------------
Authorized                                           -                     -                 -       750,000
Granted                                  19.50 - 31.87             1,010,998                 -    (1,010,998)
Became Exercisable                                   -                     -           509,070             -
Exercised                                 5.33 - 20.25              (275,455)         (275,455)             -
Canceled                                             -              (136,269)                 -      136,269
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996           $2.22 - $31.87             2,693,442         1,160,327       313,088
-------------------------------------------------------------------------------------------------------------
Authorized                                           -                     -                 -       750,000
Granted                                 25.00 -  35.25               933,672                 -      (933,672)
Became Exercisable                                   -                     -           695,087             -
Exercised                                5.33 -  32.88              (191,774)         (191,774)             -
Canceled                                             -               (13,515)                 -       13,515
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997           $2.22 - $35.25             3,421,825         1,663,640       142,931
-------------------------------------------------------------------------------------------------------------

In March 1992, the Company adopted, and in February 1993, the shareholders approved, the Company's 1992 Stock Option Plan for Non-Employee Directors (the "Directors Plan"). Pursuant to the Directors Plan, options may be granted for an aggregate of 225,000 shares of common stock. The Director Plan terminates ten years after its approval by the shareholders. At September 30, 1997, there were 108,000 options outstanding and excercisable at grant prices ranging from $7.33 to $35.25.

The Company has adopted the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation", and applies APB No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of Statement 123, the Company's net income would have been changed to the proforma amounts indicated below:

                                                                                   September 30,
                                                                               1997             1996
-----------------------------------------------------------------------------------------------------------

Net income - as reported                                                          $47,591          $37,169
Net income - pro forma                                                             38,955           31,627
Net income per share - as reported                                                   1.32             1.29
Net income per share - pro forma                                                    $1.08            $1.11
-----------------------------------------------------------------------------------------------------------

The fair value of stock options granted in 1996 and 1997 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1997; dividend yield of 0%; expected volatility of 37.3%; a risk-free return of 5.9%; and expected lives of approximately 8 years.

The following table summarizes information for stock options of the Employee Plan and the Director Plan outstanding at September 30, 1997:



                                                     Weighted Average                         Weighted
                                                        Remaining             Number           Average
 Range of Exercise Price      Number Outstanding      Contractual Life      Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------------

     $1.00 - $10.00                       430,219          5.09                   430,219            $6.77
     $10.01 - $15.00                      121,325          6.36                    89,125           $10.61
     $15.01 - $20.00                      634,975          6.94                   500,350           $16.79
     $20.01 - $25.00                    1,139,624          8.63                   378,749           $22.82
     $25.01 - $30.00                      796,232          8.43                   317,860           $29.25
     $30.01 - $35.00                       75,000          8.68                    25,000           $31.87
     $35.01 - $40.00                      332,450          9.43                    30,337           $35.25
-----------------------------------------------------------------------------------------------------------
                                        3,529,825          8.06                 1,771,640           $21.89
-----------------------------------------------------------------------------------------------------------

(12) Retirement Plan

The Company has a defined contribution plan covering all employees having 1,000 hours or more of service and one year of service in a plan year. Employees' contributions to the plan may be matched by the Company based on years of service. The Company matches 50% of employee contributions up to 3% of the employee's annual gross salary.

Additionally, the Plan provides for discretionary employer contributions, in the form of Company common stock and/or cash, based on profits of the Company. The Company recorded retirement plan expense (including GMC Plans) for the 401(k) match and the discretionary contribution of approximately $3,516 $1,877 and $1,128, for the years ended September 30, 1997, 1996 and 1995, respectively. Certain employees of GMC participate in separate plans qualified under Section 401(k) of the Internal Revenue Code. Beginning January 1, 1998, these plans will be merged into the Genesis Health Ventures, Inc. Retirement Plan.

(13) Commitments and Contingencies

In October 1997, subsequent to the fiscal year end, the Company announced its intention to enter into a number of financing arrangements with ElderTrust, Inc. ("ElderTrust") a newly formed Maryland healthcare real estate investment trust. The arrangements include the sale/leaseback of several assisted living, skilled nursing and office building properties, as well as a subordinated note. Subject to the completion of ElderTrust's initial public offering anticipated in the first calendar quarter of 1998, the Company expects to receive approximately $68,000 in cash as a result of the proposed sale of these properties and investments. The arrangements also include a commitment to ElderTrust to borrow from ElderTrust $42,900 to finance the development and expansion of additional assisted living properties and skilled nursing facilities. This commitment is expected to be funded in the coming 18 months. Under the terms of these agreements, Genesis is obligated to sell and ElderTrust is obligated to purchase these facilities under sale/leaseback arrangements once defined occupancy targets have been reached or a specific time period has elapsed. The arrangements also include the refinancing by Genesis and an affiliate of approximately $16,000 to fund term loans on existing facilities currently in the early stages of operations and to fund construction of properties currently under development. Under the terms of these loans, Genesis and its affiliate are obligated to sell and ElderTrust is obligated to purchase these facilities under sale/leaseback arrangements once defined occupancy targets have been reached or a specific time period has elapsed. Additionally, Genesis intends to enter into similar sale/leaseback arrangements for an additional $100,000 in facilities in 1998. These transactions are aimed toward reducing the Company's leverage and to re-deploy capital. No assurance can be given that these transactions will be completed.

In August 1995, the Company entered into a software license agreement for a clinical operating system. The total commitment under the license agreement is $12,000 of which the Company has paid $4,500. The license agreement provides for a refund of amounts paid in the event the software does not meet the acceptance requirements as defined in the license agreement. The Company has estimated the cost to install the system and related hardware, not including amounts paid for the software license, to be approximately $18,000 through fiscal 1998, of which approximately $12,800 has been expended through September 30, 1997

The Company is self insured for the majority of its workers' compensation and health insurance claims. The Company's maximum exposure is $500 per occurrence for workers' compensation and $75 per year, per participant for health insurance. The Company has elected to reinsure $490 in excess of the first $10 per occurrence for workers' compensation claims, through its wholly-owned captive insurance company, Liberty Health Corp., LTD. The Company carries excess insurance with commercial carriers for losses above $500 per workers' compensation claim, and $75 per participant for health insurance. The provision for estimated workers' compensation and health insurance claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

The Company has guaranteed $14,195 of indebtedness of others. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Company does not anticipate any material losses as a result of these commitments.

Genesis is a party to litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.

(14) Special Charge

In the fourth quarter of fiscal 1997, the Company completed an evaluation of its physician service business and announced its intentions to restructure this business, including the closure and possible sale of free standing service sites, the restructuring of physician compensation arrangements and the termination of certain staff. In connection with the plan and selected asset impairments, the Company recorded a fourth quarter pre-tax special charge of approximately $5,700.

The Company reached an agreement with Blue Cross Blue Shield of Maryland (BCBSMD) to insure, through a sub-capitation agreement, the health care benefits of approximately 7,000 members of BCBSMD's Care First Medicare risk product. The capitation risk contract is currently generating operating losses, which the Company has agreed to assume retroactive to July 1, 1997. As a result, the Company has recorded a liability and a pre-tax special charge of $5,000 in the fourth quarter of 1997 to accrue for the estimated loss inherent in the agreement.

The special charge also included a pretax charge of approximately $4,300 related to the write-off of selected assets deemed impaired.

(15) Fair Value of Financial Instruments

The Company believes the carrying amount of cash and equivalents, accounts receivable (net of allowance for doubtful accounts), cost report receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation, accrued interest and income taxes receivable and payable approximates fair value because of the short-term maturity of these instruments.

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

The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate it's interest rate swap agreements outstanding at September 30, 1997 and 1996 is approximately $2,052 and $94, respectively.

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

The fair value of the Company's fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 1997 and 1996, the carrying value of fixed rate debt of $354,154 and $222,586, respectively approximates market value.

The fair value of the Company's floating rate debt approximates its fair value.

(16) Quarterly Financial Data (Unaudited)

The Company's unaudited quarterly financial information is as follows:

                                                                                  Fully-diluted
                                                                                   Earnings Per
                                               Earnings Before                     Share Before
                                                  Debenture                         Debenture
                                                  Conversion                        Conversion
                                                 Expense and                       Expense and     Fully-diluted
                                 Total Net      Extraordinary                     Extraordinary       Earnings
                                  Revenues           Item          Net Income          Item          Per Share
---------------------------------------------------------------------------------------------------------------
Quarter ended:
December 31, 1996                    $258,544          $11,508        $10,955            $0.33          $0.31
March 31, 1997                        273,263           13,494         13,494             0.37           0.37
June 30, 1997                         284,463           15,556         15,556             0.43           0.43
September 30, 1997                    283,553            7,586          7,586             0.21           0.21
---------------------------------------------------------------------------------------------------------------
                                   $1,099,823          $48,144        $47,591            $1.34          $1.32
Quarter ended:
December 31, 1995                    $132,778           $6,556         $5,858            $0.25          $0.23
March 31, 1996                        154,739            7,810         $7,810             0.30           0.30
June 30, 1996                         172,836           10,190         10,091             0.35           0.35
September 30, 1996                    211,115           13,410         13,410             0.40           0.40
---------------------------------------------------------------------------------------------------------------
                                     $671,469          $37,966        $37,169            $1.31          $1.29


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company's 1998 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in
Item 4.1 of this Report.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the Company's 1998 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's 1998 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's 1998 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements
              Independent Auditors' Report
              Consolidated Balance Sheets as of September 30, 1997 and 1996 Consolidated Statements of Operations for the years ended
               September 30, 1997, 1996 and 1995
              Consolidated Statements of Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995
              Consolidated Statements of Cash Flows for the years ended
               September 30, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements

(a)(2)   Schedule
              Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1997, 1996, and 1995. All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(a)(3)   Exhibits

         No       Description

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

         2.4(4) Amendment Number One to Purchase Agreement dated November 30, 1995.

         2.5(13) Stock Purchase Agreement, dated April 21, 1996, by and among Genesis Health Ventures, Inc., a Pennsylvania corporation, and NeighborCare Pharmacies, Inc., a Maryland corporation, Professional Pharmacy Services, Inc., a Maryland corporation, Medical Services Group, Inc., a Maryland corporation, CareCard, Inc., a Maryland corporation, Transport Services, Inc., a Maryland corporation, Michael G. Bronfein, Jessica Bronfein, Stanton G. Ades, Renee Ades, The Chase Manhattan Bank, N.A. and PPS Acquisition Corp., a Maryland corporation and a wholly-owned subsidiary of Genesis Health Ventures, Inc.

         2.6(13) Merger Agreement, dated April 21, 1996, by and among Professional Pharmacies, Inc., Genesis Health Ventures, Inc. and PPS Acquisition Corp.

         2.7(14) Purchase Agreement, dated May 3, 1996, by and among Mark E. Hamister, Oliver C. Hamister, George E. Hamister, Julia L. Hamister, The George E. Hamister Trust, The Oliver C. Hamister Trust, National health Care Affiliates, Inc., Oak Hill Health Care Center, Inc., Derby Nursing Center Corporation, Delaware Avenue Partnership, EIDOS, Inc., VersaLink Inc., certain other individuals and Genesis Health Ventures, Inc.

         2.8(14) Purchase Agreement Addendum, dated July 24, 1996, by and among Mark E. Hamister, Oliver C. Hamister, George E. Hamister, Julia L. Hamister, The George E. Hamister Trust, The Oliver C. Hamister Trust, National Health Care Affiliates, Inc., Oak Hill Health Care Center, Inc., Derby Nursing Center Corporation, Delaware Avenue

                    Partnership, EIDOS, Inc., VersaLink Inc., certain other individuals and Genesis Health Ventures, Inc.

         2.9(16) Agreement and Plan of Merger, dated as of July 11, 1996, by and among Genesis Health Ventures, Inc., a Pennsylvania corporation, Acquisition Corporation, a Delaware corporation, and Geriatric & Medical Companies, Inc., a Delaware corporation.

         2.10(20) Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Services, Inc. Care4 L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.

         2.11(20) Asset Purchase Agreement dated October 11, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc., and Total Rehabilitation Centers, L.L.C.

         2.12(20) Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp., Genesis Health Ventures Inc., and the Multicare Companies, Inc.

         3.1(5)     The Company's Amended and Restated Articles of
                    Incorporation.

         3.2(5)     The Company's Amended and Restated Bylaws.

         3.3(9) Amendment to the Company's Articles of Incorporation, as filed on March 11, 1994, with the Secretary of the Commonwealth of Pennsylvania.

         4.1(2) Indenture dated as of November 30, 1993, between the Company and First Fidelity Bank, N.A., Pennsylvania.

         4.2(5)     Specimen of Common Stock Certificate.

         4.3(6) Specimen of the Company's First Mortgage Bonds (Series A) due 2007.

         4.4(7) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1992, by and among the Company, Delaware Trust Company and Richard N. Smith.

         4.5(12) Rights Agreement between Genesis Health Ventures, Inc.and Mellon Securities Trust Company.

         4.6(15) Indenture dated as of June 15, 1995 between the Company and Delaware Trust Company.

         4.7(15) Specimen of the Company's 9-3/4% Senior Subordinated Debentures due 2005.

         4.8(17) Indenture dated as of October 7, 1996 between the Company and First Union National Bank

         4.9(17) Specimen of the Company's 9-1/4% Senior Subordinated Notes due 2006.

         +10.1(5) The Company's Employee Retirement Plan, adopted January 1,1989, as amended and related Retirement Plan Trust Agreement

         +10.2(11)  The Company's Amended and Restated Stock Option Plan.

         +10.3(5) Employment Agreement between the Company and Richard R. Howard dated April 1, 1991.

         +10.4(9) Letter Amendment to Employment Agreement of Richard R. Howard, dated April 6, 1994.

         +10.5(5) Employment Agreement between the Company and David C. Barr, Dated April 1, 1991.

         +10.6(8) Letter Amendment to Employment Agreement of David C. Barr, dated April 6, 1994.

         +10.7(5) Lease Agreement, dated October 1, 1990, between Salisbury Medical Office Building General Partnership ("SMOBGP") and Team Rehabilitation, Inc.

         +10.8(5) Lease Agreement, dated October 1, 1989, between SMOBGP and Genesis Immediate Med Center, Inc.

         +10.9(5) Purchase Agreement, dated October 1, 1987, among SMOBGP, Genesis Pharmacy, Inc. and Genesis Immediate Med Center, Inc. relating to the purchase of the assets, property and business of Salisbury Pharmacy and Salisbury Immediate Med Center.

         +10.10(5)  Lease, dated October 1, 1989, between SMOBGP and ASCO, relating to the Salisbury Regional Health Center.

         +10.11(9)  Ground Lease Agreement dated as of June 26, 1993, by and between GHV Associates and the Company.

         +10.12(9)  Lease, dated January 1, 1995, between GHV Associates and the Company, Team Rehabilitation, Inc. and Genesis Physician Services, Inc.

         10.13(5) Second Amended and Restated Registration Agreement, dated April 1, 1991, among the Company, the holders of the Company's Series A Convertible Preferred Stock, the holders of the Company's Series C Convertible Preferred Stock, the holders of the Company's Series D Convertible Preferred Stock, holders of the Company's Series F Convertible Preferred Stock, and certain holders of the Company's common stock.

         +10.14(5)  Agreement, dated April 19, 1991, between Nazem & Company,
                    III, L.P. and the Company.

         +10.15(6)  The Company's 1992 Stock Option Plan for Non-Employee
                    Directors.

         +10.16(6)  The Company's Incentive Compensation Program.

         +10.17(6)  The Company's Execuflex Plan, dated as of January 1, 1992, and related Trust Agreement, dated December 10, 1991.

         +10.18(2)  Lease Agreement, dated as of November 30, 1993, by and between Charlesmead Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.19(2)  Option Agreement, dated November 30, 1993, by and among the Sellers identified therein, Charlesmead Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.20(2)  Lease Agreement, dated as of November 30, 1993, by and between Cherry Hill Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.21(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as indicated therein, Cherry Hill Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.22(2)  Lease Agreement, dated as of November 30, 1993, by and between Corsica Hills Associates Limited Partnership and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.23(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Corsica Hills Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.24(2)  Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.25(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Heritage Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.26(2)  Lease Agreement, dated as of November 30, 1993, by and between Multi-Medical Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.27(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Multi-Medical Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.28(2)  Lease Agreement, dated as of November 30, 1993, by and between Severna Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.29(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Severna Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.30(2)  Lease Agreement, dated as of November 30, 1993, by and between Westfield Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.31(2)  Option Agreement, dated November 30, 1993, by and among the Sellers, as identified therein, Westfield Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

         +10.32(9)  Management Agreement, dated June 15, 1987, between
                    Brendenwood MRC Limited Partnership and Meridian Health, Inc. (f/k/a Meridian, Inc.).

         +10.33(9)  Lease dated January 5, 1989, as amended, by and between
                    Towson Building Associates Limited Partnership and Meridian Healthcare, Inc.

         +10.34(9)  Sublease dated November 30, 1993. By and between Meridian
                    Healthcare, Inc. and Fairmount Associates, Inc.

         +10.35(12) Agreement to Purchase Partnership Interests, made as of
                    March 1, 1996, by and among Meridian Health, Inc., Fairmont Associates, Inc. and MHC Holding Company.

          10.36(12) Purchase and Sale Agreement, dated January 16, 1996, by and among Genesis Health Ventures of Indiana, Inc. and Hallmark Healthcare Limited Partnership, as seller, and Hunter Acquisitions, L.L.C., as purchaser.

          10.37(17) Guaranty and Agreement of Suretyship Regarding
                    Obligations of Lessee and Affiliates from Genesis Health Ventures, Inc. and its Material Subsidiaries, dated as of October 7, 1996

          10.38(17) Guaranty and Agreement of Suretyship from Genesis Health
                    Ventures, Inc. and its Material Subsidiaries, Dated as of October 7, 1996.

          10.39(17) Amended and Restated Lease and Agreement, Dated as of
                    October 7, 1996, between Mellon Financial Services Corporation #4, as Lessor, and Genesis Eldercare Properties, Inc., as Lessee.

          10.40(17) Amended and Restated Participation Agreement, Dated as of
                    October 7, 1996, among Genesis Eldercare Properties, Inc., as Lessee, Mellon Financial Services Corporation #4, as Lessor, Persons Named on Schedule I, as Lenders, and Mellon Bank, N.A. not in its individual capacity except as expressly stated therein, but solely as Agent.

          10.41(17) Management and Affiliation Agreement, dated as of August
                    31, 1996, by and between Genesis ElderCare Network Services, Inc., the Company and AGE Institute of Florida, Inc.

          10.42(17) Acquisition Loan and Security Agreement, dated as of
                    August 31, 1996, between Genesis Health Ventures, Inc. and AGE Institute of Florida, Inc.

          10.43(17) Working Capital Loan and Security Agreement, dated as of
                    August 31, 1996, between Genesis Health Ventures, Inc. and AGE Institute of Florida, Inc.

          10.44(17) Second Amended and Restated Credit Agreement dated as of
                    October 7, 1996 by and among Genesis Health Ventures, Inc. and certain of its subsidiaries, as Borrowers of the institutions identified herein as Lenders, Mellon Bank, N.A. as Issuer of Letters of Credit, Mellon Bank, N.A. as Administrative Agent and Co-Syndication Agent, Citibank, N.A. as Co-Syndication Agent and other co-agents specified therein.

          10.45(10) Employment Agreement by and between Michael R. Walker and
                    Genesis Health Ventures, Inc. dated April 1, 1997.

          10.46(10) Amended and Restated Lease Agreement dated as of October 7,
                    1996 between Mellon Financial Services Corporation #4, as Lessor, and Genesis ElderCare Properties, Inc., as lessee.

          10.47(10) Second Amendment to Amended and Restated Participation
                    Agreement dated March 7, 1998 among Genesis ElderCare Properties, Inc., as lessee, Mellon Financial Services Corporation #4, as lessor; various financial institutions as lendors and Mellon Bank N.A., a national banking association as Agent for Lessor and the Lendors.

          10.48(10) Amendment No. 2 to Second Amended and Restated Credit
                    Agreement, dated as of March 7, 1997 by and among Genesis Health Ventures, Inc. and certain subsidiaries as Borrowers and Mellon Bank N.A. Issuer of Letters of Credit, Mellon Bank N.A. as Administrator Agent and Co-Syndication Agent, Citibank, N.A. as Co-Syndication Agent, and other Co-Agents.

          10.49(19) Third Amended and Restated Credit Agreement dated October
                    9, 1997 to Genesis Health Ventures, Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.

          10.50(19) Credit Agreement dated October 14, 1997 to The Multicare
                    Companies, Inc. from Mellon Bank, N.A., Citicorp USA, Inc. First Union National Bank and NationsBank, N.A.

         +10.51(20) Management Agreement dated October 9, 1997 among The
                    Multicare Companies, Inc., Genesis Health Ventures, Inc. and Genesis ElderCare Network Services, Inc.

          10.52(19) Stockholders' Agreement dated October 9, 1997 among Genesis
                    ElderCare Corp., The Cypress Group L.L.C., TPG Partners II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.

         +10.53(19) Put/Call Agreement dated October 9, 1997 among The Cypress
                    Group, L.L.C., TPG Partners, II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.

          10.54(18) Letter Agreement dated June 16, 1997 between Genesis Health
                    Ventures, Inc. and Sterns Associates.

11         Computation of Per Share Earnings.
21         Subsidiaries of the Company
23         Consent of KPMG Peat Marwick LLP.
27         Financial Data Schedule
- ------------------------
+ Management contract or compensatory plan or arrangement
(1) Incorporated by reference to the Company's Form 8-K dated September 19,
    1993.
(2) Incorporated by reference to the Company's Form 8-K dated November
    30, 1993.
(3) Incorporated by reference to the Company's Form 8-K dated August
    18, 1995.

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

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(11) Incorporated by reference to the Company's Form 8-A dated May 11, 1995.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(13) Incorporated by reference to Form 8-K, as amended, dated May 3, 1996.

(14) Incorporated by reference to Form S-3, dated June 20, 1995 (File No. 33-9350).

(15) Incorporated by reference to Form 8-K, as amended, dated July 11, 1996.

(16) Incorporated by reference to Form S-4, dated October 31, 1996 (File No.333-15267).

(17) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(18) Incorporated by reference to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition
     Corp. on June 20, 1997.

(19) Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20,1997.

(20) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 10, 1997.

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated July 7, 1997 reporting the formation of Genesis ElderCare Corp. to acquire the Multicare Companies, Inc., which did not include financial statements.

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.

Under date of November 19, 1997, we reported on the consolidated balance sheets of Genesis Health Ventures, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion such schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                         KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
November 19, 1997

                                                                   Schedule II

                         Genesis Health Ventures, Inc.
                       Valuation and Qualifying Accounts
                 Years Ended September 30, 1997, 1996 and 1995
                            (Dollars in thousands)



                                                                    Charged to
                                        Balance at                    Other                      Balance
                                        Beginning     Charged to   Accounts (1)  Deductions (2)  at End of
Description                             of Period     Operations                                   Period
------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1997
Allowance for Doubtful Accounts             $11,131        12,615        27,563          11,891     $39,418
Year Ended September 30, 1996
Allowance for Doubtful Accounts              $6,179         4,382         4,748           4,178     $11,131
Year Ended September 30, 1995
Allowance for Doubtful Accounts              $4,553         3,013           503           1,890      $6,179


(1) - Represents amounts related to acquisitions
(2) - Represents amounts written off as uncollectible

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed its behalf on December 23, 1997 by the undersigned duly authorized.

                                            Genesis Health Ventures, Inc.
                                            By: /S/ Michael R. Walker
                                            ------------------------------------
                                            Michael R. Walker,
                                            Chairman and Chief Executive Officer

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 1997.

Signature                                             Capacity
---------                                             --------

/s/ Michael R. Walker
--------------------------------
Michael R. Walker                        Chairman and Chief Executive Officer

/s/ Richard R. Howard
--------------------------------
Richard R. Howard                        President and Director

/s/ Samuel H. Howard
--------------------------------
Samuel H. Howard                         Director

/s/ Allen R. Freedman
--------------------------------
Allen R. Freedman                        Director

/s/ Roger C. Lipitz
--------------------------------
Roger C. Lipitz                          Director

/s/ Stephen E. Luongo
--------------------------------
Stephen E. Luongo                        Director

/s/ Alan B. Miller
--------------------------------
Alan B. Miller                           Director


--------------------------------
Fred F. Nazem                            Director

/s/ George V. Hager, Jr.
--------------------------------
George V. Hager, Jr.                     Chief Financial Officer
                                         (Principal Accounting Officer)