Form 10-K/A
period 1997-09-30
GENESIS HEALTH VENTURES INC /PA
filed 1998-01-26
CIK 874265

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K/A

                                Amendment No. 1

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

Richard R. Howard has served as a director of the Company since its inception and as Chief Operating Officer from June 1986 through March 1997. He joined the Company in September 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

David C. Barr has served as Executive Vice President of the Company since October 1988 and Chief Operating Officer since March 1997. Prior to joining Genesis, Mr. Barr was a principal of a private consulting firm, Kane Maiwurm Barr, Inc., which provided management consulting for small and medium-sized firms. Prior to forming this firm, he served as Executive Vice President of Allegheny Beverage Corporation, a service conglomerate. During 1984 and 1985, Mr. Barr served with Equibank, Pittsburgh, Pennsylvania, where he held several positions including Executive Vice President of Corporate Banking. Mr. Barr graduated in 1972 from the University of Miami with a Bachelor of Science degree in Accounting.

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

Certain Transactions

Multicare Transaction

On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis, The Cypress Group L.L.C (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired 99.65% of the shares of common stock of the Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger" or the "Multicare Transaction") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of (i) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities,
(ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

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
-----------------------------------------------------------------------------------------------------------

(2)   Acquisitions/Dispositions

On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis, The Cypress Group L.L.C (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired 99.65% of the shares of common stock of the Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger" or the "Multicare Transaction") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of (i) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities,
(ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

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

The following unaudited pro forma statement of operations information gives effect to the GMC, National Health, NeighborCare and McKerley transactions described above as though they had occurred on October 1, 1995, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related income tax effects. In addition, the following pro forma information entitled "1997 Including Multicare" incorporates the pro forma effect of the Multicare Transaction, which is accounted for on the equity method of accounting, had it occurred on October 1, 1996. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of the respective fiscal years.

                                                                       Year Ended September 30,

                                                                      1997 Including
(Unaudited)                                                             Multicare           1996
-----------------------------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:
Total net revenues                                                       $1,248,640        $983,633
Earnings before debenture conversion expense and
extraordinary item                                                           42,042          46,993
Net income                                                                   41,489          46,196
Primary earnings per share before debenture
conversion expense and extraordinary item                                     $1.18           $1.48
Fully diluted earnings per share before debenture
conversion expense and extraordinary item                                     $1.17           $1.40
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


(1) - Represents amounts related to acquisitions
(2) - Represents amounts written off as uncollectible

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No 1 to its Report to be signed on its behalf on January 26, 1998 by the undersigned duly authorized.

                              Genesis Health Ventures, Inc.
                              By: /S/ George V. Hager, Jr.
                              ------------------------------------
                              George V. Hager, Jr.,
                              Senior Vice President and Chief Financial Officer