Form 10-Q
period 1997-12-31
GENESIS HEALTH VENTURES INC /PA
filed 1998-02-13
CIK 874265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


 (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                      or

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

                               YES [ x ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 9, 1998: 35,135,220 shares of common stock

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS....................1


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements.......................................2

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................... 9


Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................15

         Item 2.  Changes in Securities.....................................15

         Item 3.  Defaults Upon Senior Securities...........................15

         Item 4   Submission of Matters to a Vote of Security Holders.......15

         Item 5.  Other Information.........................................15

         Item 6.  Exhibits and Reports on Form 8-K..........................15


SIGNATURES .................................................................17

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicaid and Medicare programs and the Company's ability to meet its liquidity needs and control costs, certain statements in Notes to Condensed Consolidated Financial Statements, such as certain Pro Forma Financial Information; and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

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

These and other factors have been discussed in more detail in the Company's periodic reports including its Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997.

                         PART I: FINANCIAL INFORMATION

                         Item 1. Financial Statements

                Genesis Health Ventures, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                             December 31,         September 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                1997                  1997
-------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
        Cash and equivalents                                                                  $ 13,528                $ 11,651
        Investments in marketable securities                                                    15,327                  14,729
        Assets held for sale                                                                    89,920                       -
        Accounts receivable, net of allowance for doubtful accounts of
           $43,396 at December 31, 1997 and $39,418 at September 30, 1997                      225,121                 205,129
        Cost report receivables                                                                 62,144                  60,865
        Income tax receivable                                                                    2,560                   7,820
        Inventory                                                                               28,505                  25,568
        Prepaid expenses and other current assets                                               29,823                  26,675
-------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                         466,928                 352,437
-------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                             544,702                 578,397
Notes receivable and other investments                                                         104,098                 108,714
Other long-term assets                                                                          58,225                  31,722
Investments in unconsolidated affiliates                                                       330,149                   2,887
Goodwill and other intangibles, net                                                            388,146                 359,956
-------------------------------------------------------------------------------------------------------------------------------
                  Total assets                                                             $ 1,892,248               1,434,113
===============================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable and accrued expenses                                                $ 109,711               $ 117,234
        Current installments of long-term debt                                                  29,259                   8,273
-------------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                                    138,970                 125,507
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                               1,086,457                 651,667
Deferred income taxes                                                                           38,513                  37,745
Deferred gain and other long-term liabilities                                                   13,519                  11,173
Shareholders' equity:
        Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,125,027 and 35,079,426 at December 31, 1997;
            35,117,075 and 35,071,474 at September 30, 1997                                        719                     702
        Additional paid-in capital                                                             453,085                 457,232
        Retained earnings                                                                      161,228                 150,330
        Treasury stock, at cost                                                                   (243)                   (243)
-------------------------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                                   614,789                 608,021
-------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity                               $ 1,892,248             $ 1,434,113
===============================================================================================================================

See accompanying notes to condensed consolidated financial statements

                Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations
               (in thousands, except share and per share data)

                                                                                                 Three months
                                                                                              ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                         1997                     1996
-------------------------------------------------------------------------------------------------------------------------
Net revenues:
        Basic healthcare services                                                     $ 138,016                $ 134,092
        Specialty medical services                                                      142,665                  114,179
        Management services and other, net                                               21,884                   10,273
-------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                         302,565                  258,544
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                                    140,354                  125,055
        Other operating expenses                                                         92,988                   80,132
        General corporate expense                                                        12,037                    9,622
Depreciation and amortization                                                            11,686                    9,481
Lease expense                                                                             6,643                    6,938
Interest expense, net                                                                    19,643                    9,195
-------------------------------------------------------------------------------------------------------------------------

        Earnings before income taxes                                                     19,214                   18,121
Income taxes                                                                              7,013                    6,613
-------------------------------------------------------------------------------------------------------------------------
        Earnings before equity of unconsolidated affiliates
             and extraordinary item                                                      12,201                   11,508
Earnings in equity of unconsolidated affiliates                                             621                        -
-------------------------------------------------------------------------------------------------------------------------
        Earnings before extraordinary item                                               12,822                   11,508
 Extraordinary item, net of tax                                                          (1,924)                    (553)
-------------------------------------------------------------------------------------------------------------------------
             Net income                                                                $ 10,898                 $ 10,955
=========================================================================================================================

Per common share data:
        Basic:
           Earnings before extraordinary item                                         $   0.37                 $   0.35
           Extraordinary item                                                            (0.05)                   (0.02)
           Net income                                                                 $   0.31                 $   0.33
           Weighted average shares of common stock                                  35,079,426               33,096,946
-------------------------------------------------------------------------------------------------------------------------
        Diluted:
           Earnings before extraordinary item                                         $   0.36                 $   0.33
           Extraordinary item                                                            (0.05)                   (0.01)
           Net income                                                                 $   0.31                 $   0.32
           Weighted average shares of common stock and equivalents                  35,594,481               35,378,703
=========================================================================================================================

See accompanying notes to condensed consolidated financial statements

                Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                                    Three months ended
                                                                                                      December 31,
                                                                                                  1997            1996
--------------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
               Net income                                                                       $ 10,898         $ 10,955
               Adjustments to reconcile net income to
                    net cash provided by operating activities:
               Charges (credits) included in operations not requiring funds:
                       Provision for deferred taxes                                                1,753            1,653
                       Depreciation and amortization                                              11,686            9,481
                       Amortization of deferred gain                                                   -             (115)
                       Amortization of debt premium                                                  (98)               -
                       Equity in earnings of unconsolidated affiliates                              (621)               -
                       Extraordinary loss                                                          1,924              553
               Changes in assets and liabilities excluding the effects of acquisitions
                       Accounts receivable                                                       (12,312)         (15,543)
                       Cost reports receivable                                                    (1,357)          (7,012)
                       Inventory                                                                  (2,812)          (3,344)
                       Prepaid expenses and other current assets                                  (1,618)            (962)
                       Accounts payable and accrued expenses                                      (8,622)          (6,132)
                       Income taxes receivable and payable                                         5,260            3,863
--------------------------------------------------------------------------------------------------------------------------
               Total adjustments                                                                  (6,817)         (17,558)
--------------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) operations                                           4,081           (6,603)
--------------------------------------------------------------------------------------------------------------------------

         Cash flows from investing activities
               Capital expenditures                                                              (10,925)         (13,949)
               Payments for acquisitions, net of cash acquired                                   (41,174)        (222,170)
               Investments in unconsolidated affiliates                                         (326,641)               -
               Cash paid for assets held for sale                                                (20,109)               -
               Notes receivable and other investment and asset additions, net                    (12,805)             369
--------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                            (411,654)        (235,750)
--------------------------------------------------------------------------------------------------------------------------

         Cash flows from financing activities
               Net borrowings (repayments) under working capital revolving credit               (164,800)         118,113
               Repayment of long term debt                                                        (1,973)          (1,780)
               Proceeds from issuance of long-term debt                                          600,000          125,000
               Debt issuance costs                                                               (19,648)          (3,750)
               Purchase of common stock call options                                              (4,442)               -
               Common stock options exercised                                                        313              147
--------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                         409,450          237,730
--------------------------------------------------------------------------------------------------------------------------

         Net increase (decrease) in cash and equivalents                                           1,877           (4,623)
         Cash and equivalents
               Beginning of period                                                                11,651           12,763
               End of period                                                                    $ 13,528          $ 8,140
==========================================================================================================================

        Supplemental disclosure of cash flow information
               Interest paid                                                                    $ 22,550          $ 7,198
               Income taxes paid                                                                $      -          $ 1,774
==========================================================================================================================

See accompanying notes to condensed consolidated financial statements

                GENESIS HEATLH VENTURES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report for the fiscal year ended September 30, 1997. The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results expected for the full year. Certain prior period balances have been reclassified to conform with the current period presentation.

2.       Earnings Per Share

In the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128). Statement 128, which makes the standards for computing earnings per share more comparable to international standards, replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement of all entities with complex capital structures. The Company has restated its earnings per share data for the three months ended December 31, 1996 to conform to the provisions of Statement 128.

3.       Long-Term Debt

In October 1997, in connection with the Multicare Transaction (defined below), Genesis entered into a new credit facility with Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders provided Genesis and its subsidiaries with loan facilities totaling $850,000,000 (the "Genesis Bank Financing") for the purpose of refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger (defined below); and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Genesis Bank Financing facilities consist of three $200,000,000 term loans (collectively, the "Term Loans"), a $250,000,000 revolving credit loan (the "Revolving Credit Facility") and one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $15,000,000. The Term Loans amortize in quarterly installments beginning in fiscal 1998 through 2005, of which $19,000,000 is payable in fiscal 1998. The Term Loans consist of (1) a $200,000,000 six year term loan (the "Tranche A Term Facility"); (2) a $200,000,000 seven year term loan (the "Tranche B Term Facility"); and (3) a $200,000,000 eight year term loan (the "Tranche C Term Facility"). The Revolving Credit Facility becomes payable in full on September 30, 2003.

The Genesis Bank Financing facilities are secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including the Multicare Parent) other than stock of Multicare and its subsidiaries. Loans under the Genesis Bank Financing bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBOR. Loans under the Tranche A Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.5%, loans under the Tranche B Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.75%; loans under the Tranche C Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 3.0%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin up to 2.5%, and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above referenced interest rates will be reduced.

4.       Proforma Financial Information

On October 9, 1997 Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis, The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired 99.65% of the shares of common stock of the Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger" or the "Multicare Transaction") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997, by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of ( i ) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities, (ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of ( i ) $1,992,000 or
(ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 subject to adjustment. The Company expects to complete the pharmacy sale in the second fiscal quarter of 1998.

Genesis ElderCare Corp. (the "Multicare Parent") paid approximately $1,492,000,000 to (i) purchase the Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and
(iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from
(i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $246,800,000 of financing upon the completion of the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

In connection with the Multicare Transaction, Genesis, Cypress, TPG and Nazem entered into an agreement (the "Put/Call Agreement") pursuant to which, among other things, Genesis will have the option, on the terms and conditions set forth in the Put/Call Agreement, to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem commencing on October 9, 2001 and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem will have the option, on the terms and conditions set forth in the Put/Call Agreement, to require Genesis to purchase (the "Put") such Genesis ElderCare Corp. Common Stock commencing on October 9, 2002 and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement.

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

Upon exercise of the Call, Cypress, TPG and Nazem will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. Common Stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, or TPG or Nazem; any payment to Cypress, TPG or Nazem will be limited to Cypress', TPG's or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement which provides generally for the preferential return of the stockholders' capital contributions (subject to certain priorities), a 25% compound annual return on Cypress', TPG's or Nazem's capital contributions and the remaining Calculated Equity Value to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp.

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

The following unaudited pro forma statement of operations information gives effect to the Multicare Transaction, which was accounted for using the equity method of accounting and the Therapy Purchase and Pharmacy Purchase, using the purchase method of accounting as though they had occurred on October 1, 1996, after giving effect to certain adjustments, including recognition of management fee income, amortization of goodwill, additional depreciation expense and increased interest expense on debt related to the transactions. The pro forma financial information, which includes preliminary allocations of purchase price to goodwill and property, plant and equipment that are subject to change, does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of periods presented.

                                                             (In thousands, except per share data)
                                                                       Three Months Ended               Three Months Ended
Pro Forma Statement of Operations Information:                           December 31, 1996               December 31, 1997
                                                                       -------------------              ------------------
         Total net revenues                                                  $283,900                       $318,586
         Earnings before extraordinary item                                     7,006                         12,787
         Net income                                                             6,453                         10,863
         Earnings per share, before extraordinary item, diluted                  0.20                           0.36
         Earnings per share, net income, diluted                             $   0.19                       $   0.31

5.    Summary Financial Information Of Unconsolidated Affiliate

The following unaudited summary financial data for the Multicare Companies is as of and for the three months ended December 31, 1997. Multicare is the Company's only significant unconsolidated affiliate.

                                                   (in thousands)

Total assets                                       $    1,721,848
Long-term debt                                            751,187
Total liabilities                                         975,490
Revenues                                                  185,778
Net income                                         $        1,358



6.       Subsequent Event

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis anticipates receiving an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. Additionally, ElderTrust has funded approximately $13,200,000 of a commitment to finance the development and expansion of four additional assisted living facilities. Genesis intends to repay a portion of the revolving credit component of its bank credit facility with the proceeds from these transactions.

The Company has reflected $89,920,000 of assets held for sale in its December 31, 1997 balance sheet representing assets subsequently sold or expected to be sold to ElderTrust.

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical services to geriatric patients. The delivery of these services was originally concentrated in the eldercare centers owned and leased by the Company, but now also includes managed eldercare centers, independent healthcare facilities, outpatient clinics and home health care. The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues all room and board charges for its eldercare customers at its 109 owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, professional pharmacy services, subacute care programs, home health care, physician services, and other specialized services to all centers owned, leased or managed by Genesis, as well as to over 800 independent healthcare providers. Management services and other include fees earned for management of eldercare centers, other service related businesses and transactional revenues. Genesis ElderCare Network Services manages 210 eldercare centers, 116 of which are jointly-owned (including the impact of the Multicare Transaction defined in Certain Transactions).

Certain Transactions

On October 9, 1997, Genesis ElderCare Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis, The Cypress Group L.L.C. (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates, "Nazem"), acquired 99.65% of the shares of common stock of the Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer commenced on June 20, 1997 (the "Tender Offer"). On October 10, 1997, Genesis ElderCare Corp. completed the merger (the "Merger or the Multicare Transaction") of Acquisition Corp. with and into Multicare in accordance with the Agreement and Plan of Merger (the "Merger Agreement") dated as of June 16, 1997 by and among Genesis ElderCare Corp., Acquisition Corp., Genesis and Multicare. Upon consummation of the Merger, Multicare became a wholly-owned subsidiary of Genesis ElderCare Corp. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of ( i ) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities,
(ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of ( i ) $1,992,000 or (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis will acquire all of the outstanding capital stock and limited partnership intersest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment. The Company expects to complete the pharmacy sale in the first calendar quarter of 1998.

Genesis Eldercare Corp. (the "Multicare Parent") paid approximately $1,492,000,000 to (i) purchase the Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and
(iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished to Acquisition Corp. as capital contributions by the Multicare Parent from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and Genesis purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $325,000,000 in consideration for approximately 44% of the Common Stock of the Multicare Parent. The balance of the funds necessary to finance the foregoing came from
(i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $246,800,000 of financing upon completion of the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

Results of Operations

Three months ended December 31, 1997 compared to three months ended December 31, 1996.

The Company's total net revenues for the quarter ended December 31, 1997 were $302,565,000 compared to $258,544,000 for the quarter ended December 31, 1996, an increase of $44,021,000 or 17%. Basic healthcare services increased $3,924,000 or 3% due to providing care to higher acuity patients and to rate increases. Specialty medical services revenue increased $28,486,000 or 25% of which approximately $5,100,000 is attributed to the purchase of the Multicare rehabilitation therapy business and the remaining increase of approximately $23,386,000 is due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. Specialty medical service revenue per patient day in the eldercare centers increased 22% to $34.75 in the quarter ended December 31, 1997 compared to $28.43 in the quarter ended December 31, 1996 primarily due to treatment of higher acuity patients. Management services and other income increased $11,611,000 or 113%. This increase is primarily due to management fee revenue earned from the management of the operations of the Multicare business.

The Company's operating expenses before depreciation, amortization, lease expense and interest expense were $245,379,000 for the quarter ended December 31, 1997 compared to $214,809,000 for quarter ended December 31, 1996, an increase of $30,570,000 or 14%, of which approximately $4,300,000 is due to additional operating costs incurred to service the Multicare management contract, approximately $4,300,000 is due to the acquisition of the Multicare therapy business and the remaining increase of approximately $22,000,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions.

Interest expense increased $10,448,000 or 114% in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. This increase in interest expense was primarily due to additional borrowings used to finance the Company's investment in Multicare, the purchase of the Multicare therapy business, and the acquisition and development of eldercare centers, assisted living facilities and ancillary businesses.

In connection with the early repayment of debt in the quarters ended December 31, 1997 and 1996, the Company recorded an extraordinary loss net of tax of approximately $1,924,000 ($3,030,000 before tax) and $553,000 ($871,000 before tax), respectively, to write off unamortized deferred financing fees.

Liquidity and Capital Resources

Working capital increased $101,028,000 to $327,958,000 at December 31, 1997 from $226,930,000 at September 30, 1997. Approximately rehabilitation $90,000,000 of this increase is due to the recognition of current assets held for sale to ElderTrust. Accounts receivable increased to $225,121,000 at December 31, 1997 from $205,129,000 at September 30, 1997. Approximately $6,500,000 of this increase relates to balances acquired in the Multicare rehabilitation therapy business while the remaining increase of $13,492,000 relates primarily to the continuing shift in business mix to specialty medical services, which typically have a longer collection period. Days revenue in accounts receivable increased to 68 days during this period from 65 days for the quarter ended September 30, 1997. The Company's cash flow from operations for the three months ended December 31, 1997 resulted in a source of cash of approximately $4,081,000 compared to a use of cash of approximately $6,600,000 for the three months ended December 31, 1996. The improvement in operating cash flow is primarily due to growth in operations.

Investing activities for the quarter ended December 31, 1997 include approximately $10,925,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. In addition, the Company purchased three skilled nursing facilities for total consideration of approximately $30,500,000, including approximately $12,500,000 of assumed indebtedness. These properties are included in assets held for resale to ElderTrust.

During the three months ended December 31, 1997, other long term assets increased approximately $26,503,000, principally due to approximately $20,000,000 of financing and other transaction costs incurred in connection with the Multicare Transaction and the purchase of the Multicare rehabilitation therapy business, and approximately $5,700,000 of subordinated management fees due from Multicare.

In October 1997, in connection with the Multicare Transaction, Genesis entered into a new credit facility with Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders provided Genesis and its subsidiaries with loan facilities totaling $850,000,000 (the "Genesis Bank Financing") for the purpose of refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. . The Genesis Bank Financing facilities consist of three $200,000,000 term loans (collectively, the "Term Loans"),a $250,000,000 revolving credit loan (the "Revolving Credit Facility") and one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $15,000,000. The Term Loans amortize in quarterly installments beginning in fiscal 1998 through 2005, of which $19,000,000 is payable in fiscal 1998. The Term Loans consist of (1) a $200,000,000 six year term loan (the "Tranche A Term Facility"); (2) a $200,000,000 seven year term loan (the "Tranche B Term Facility"); and (3) a $200,000,000 eight year term loan (the "Tranche C Term Facility"). The Revolving Credit Facility becomes payable in full on September 30, 2003.

The Genesis Bank Financing facilities are secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including the Multicare Parent) other than stock of Multicare and its subsidiaries. Loans under the Genesis Bank Financing bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBOR. Loans under the Tranche A Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.5%, loans under the Tranche B Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.75%; loans under the Tranche C Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 3.0%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin up to 2.5%, and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above referenced interest rates will be reduced.

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

Upon exercise of the Call, Cypress, TPG and Nazem will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. Common Stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, TPG or Nazem; any payment to Cypress, TPG or Nazem will be limited to Cypress' TPG's or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement which provides generally for the preferential return of the stockholders' capital contributions (subject to certain priorities), a 25% compound annual return on Cypress', TPG's and Nazem capital contributions and the remaining Calculated Equity Value to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp.

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

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis anticipates receiving an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. Additionally, ElderTrust has funded approximately $13,200,000 of a commitment to finance the development and expansion of four additional assisted living facilities. Genesis intends to repay a portion of the revolving credit component of its bank credit facility with the proceeds from these transactions. The Company has reflected $89,920,000 of assets held for sale in its December 31, 1997 balance sheet representing assets subsequently sold or expected to be sold to ElderTrust.

In December 1997, the Company announced that its Board of Directors approved the purchase of long-term call options on up to 1,500,000 shares of the Company's Common Stock. The call options will be purchased by the Company from time to time in privately negotiated transactions designated to take advantage of attractive share price levels, as determined by the Company's management, in compliance with covenants governing existing financing arrangements. The timing and the terms of the transactions, including maturities, will depend on market conditions, the Company's liquidity and covenant requirements under its financing arrangements, and other considerations. The Board of Directors also approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's current senior executive employees will be required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock.

In October 1996, the Company completed an offering of $125,000,000 9 1/4% Senior Subordinated Notes due 2006. The Company used the net proceeds of approximately $121,250,000 together with borrowings under the Credit Facility, to pay the cash portion of the purchase price of the Geriatric and Medical Companies (GMC) Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

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

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At February 10, 1998, approximately $100,000,000 was outstanding under the Revolving Credit Facility, and approximately $131,300,000 was available under the Revolving Credit Facility after giving effect to approximately $18,700,000 in outstanding letters of credit issued under the Revolving Credit Facility.

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

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number            Description

         10.1 Assignment and Assumption Agreement among Genesis Health Ventures, Inc., ET Capital Corp. and Age Institute of Florida.

         10.2 Amended and Restated Promissory Note among Genesis Health Ventures, Inc. and, ET Capital Corp. and Age Institute of Florida.

         10.3(1) Form of Asset Transfer Agreement between the Operating Partnership and Genesis (Heritage Woods, Willowbrook, Riverview Ridge, Pleasant View, Rittenhouse, Lopatcong, Phillipsburg, Wayne, POB
                           1, Lacey Bank Building, Belvedere, Chapel Manor and Pennsburg Manor).

         10.4(1) Form of Right of First Refusal Agreement between the Operating Partnership and Genesis.

         10.5(1) Form of Minimum Rent Lease between the Operating Partnership and Genesis (Heritage Woods, Highgate at Paoli Pointe, Rittenhouse, Lopatcong, Phillipsburg and Wayne).

         11                Statement re computation of per share earnings

         27                Financial Data Schedule

             (1) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-3745)

         (b)      Reports on Form 8-K

                           The Company filed a current report on Form 8-K, dated October 9, 1997 reporting a wholly-owned subsidiary of Genesis ElderCare Corp., a Delaware corporation formed by Genesis Health Ventures, Inc., the Cypress Group L.L.C., TPG Partners II, L.P. and Nazem, Inc., acquired 32,790,495 shares of The Multicare Companies, Inc., which represented approximately 99.65% of Multicare's outstanding shares of common stock, part value $.01 per share, for a cash price of $28.00 per share, pursuant to a tender offer commenced on June 20, 1997.

                           The Company filed a current report on Form 8-K/A, dated October 10, 1997 amending the current report dated October 9, 1997 to include or incorporate by reference the following financial information:

                 Financial Statements of businesses acquired:

                                    The Multicare Companies, Inc.

                                    (1)  Independent Auditors' Report

                                    (2)  Consolidated Balance Sheets as of
                                         December 31, 1995 and 1996

                                    (3)  Consolidated Statements of Operations
                                         for the years ended December 31, 1994,
                                         1995 and 1996.

                                    (4)  Consolidated Statements of
                                         Stockholders' Equity for the years
                                         ended December 31, 1994, 1995 and 1996.

                                    (5)  Consolidated Statements of Cash Flows
                                         for the years ended December 31, 1994,
                                         1995 and 1996.

                                    (6)  Notes to Consolidated Financial
                                         Statements

                                    (7)  Unaudited Consolidated Balance Sheet as
                                         of September 30, 1997

                                    (8)  Unaudited Consolidated Statement of
                                         Operations for the three and nine
                                         months ended September 30, 1997

                                    (9)  Unaudited Consolidated Statement of
                                         Cash Flows for the nine months ended
                                         September 30, 1997.

                                    (10) Unaudited Notes to Consolidated
                                         Financial Statements

                Genesis Health Ventures, Inc. and Subsidiaries

                                    Pro Forma Financial Statements

                                    (1)  Unaudited Pro Forma Condensed
                                         Consolidated Balance Sheet as of
                                         September 30, 1997 and Notes Thereto

                                    (2)  Unaudited Pro Forma Condensed
                                         Consolidated Statement of Operations
                                         for the Twelve Months Ended September
                                         30, 1997 and Notes Thereto

                                  SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                            GENESIS HEALTH VENTURES, INC.


Date:  February 13, 1998    _________________________________________________
                            George V. Hager, Jr.
                            Senior Vice President and Chief Financial Officer