Form 10-Q
period 1998-03-31
GENESIS HEALTH VENTURES INC /PA
filed 1998-05-15
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                              101 East State Street
                       Kennett Square, Pennsylvania 19348
          (Address, including zip code, of principal executive offices)

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

                                 YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 8, 1998: 35,154,917 shares of common stock

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS...........................................1


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements..............................................................2

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................12


Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................22

         Item 2.  Changes in Securities............................................................22

         Item 3.  Defaults Upon Senior Securities..................................................22

         Item 4   Submission of Matters to a Vote of Security Holders..............................22

         Item 5.  Other Information................................................................22

         Item 6.  Exhibits and Reports on Form 8-K.................................................22


SIGNATURES ........................................................................................24


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

3. Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, implementation of a Medicare prospective payment system and consolidated billing and other changes in applicable government regulations that might affect the profitability of the Company.

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

8. The Company's ability to identify suitable acquisition candidates, to consummate or complete development projects, or to profitably operate or successfully integrate enterprises into the Company's other operations, including the proposed acquisition of Vitalink Pharmacy Services, Inc.

These and other factors have been discussed in more detail in the Company's periodic reports including its Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997.

                          PART 1: FINANCIAL INFORMATION

                          Item I. Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                            March 31,        September 30,
----------------------------------------------------------------------------------------------------------
                                                                              1998                1997
----------------------------------------------------------------------------------------------------------
Assets:
Current assets:
        Cash and equivalents                                             $    15,574          $    11,651
        Investments in marketable securities                                  18,839               14,729
        Accounts receivable, net of allowance for doubtful accounts of
          $53,085 at March 31, 1998 and $39,418 at September 30, 1997        256,127              205,129
        Cost report receivables                                               63,224               60,865
        Inventory                                                             35,778               25,568
        Prepaid expenses and other current assets                             36,225               26,675
        Income taxes receivable                                                   --                7,820
----------------------------------------------------------------------------------------------------------
              Total current assets                                           425,767              352,437
----------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                           572,749              578,397
Notes receivable and other investments                                        99,612              108,714
Other long-term assets                                                        67,120               31,722
Investments in unconsolidated affiliates                                     330,773                2,887
Goodwill and other intangibles, net                                          420,991              359,956
----------------------------------------------------------------------------------------------------------
              Total assets                                               $ 1,917,012          $ 1,434,113
==========================================================================================================

Liabilities and Shareholders' Equity:
Current liabilities:
        Accounts payable and accrued expenses                            $   136,152          $   117,234
        Income taxes payable                                                   1,586                 --
        Current installments of long-term debt                                27,242                8,273
----------------------------------------------------------------------------------------------------------
              Total current liabilities                                      164,980              125,507
----------------------------------------------------------------------------------------------------------
Long-term debt                                                             1,057,404              651,667
Deferred income taxes                                                         41,487               37,745
Deferred gain and other long-term liabilities                                 23,573               11,173
Shareholders' equity:
        Common stock, par $.02, authorized 60,000,000 shares,
         issued and outstanding 35,153,004 and 35,107,403 at
         March 31, 1998; 35,117,075 and 35,071,474 at September 30, 1997         721                  702
        Additional paid-in capital                                           453,294              457,232
        Retained earnings                                                    175,796              150,330
        Treasury stock, at cost                                                 (243)                (243)
----------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                     629,568              608,021
----------------------------------------------------------------------------------------------------------
              Total liabilities and shareholders'equity                  $ 1,917,012          $ 1,434,113
==========================================================================================================

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements Of Operations
                 (in thousands, except share and per share data)


                                                                            Three months
                                                                           ended March 31,
-----------------------------------------------------------------------------------------------
                                                                         1998           1997
-----------------------------------------------------------------------------------------------

Net revenues:
       Basic healthcare services                                   $    137,033   $    136,825
       Specialty medical services                                       176,922        124,488
       Management services and other, net                                30,344         11,950
-----------------------------------------------------------------------------------------------
          Total net revenues                                            344,299        273,263
-----------------------------------------------------------------------------------------------

Operating expenses:
       Salaries, wages and benefits                                     143,594        130,395
       Other operating expenses                                         125,544         84,886
       General corporate expense                                         14,139          9,907
Depreciation and amortization                                            12,667         10,620
Lease expense                                                             7,868          7,244
Interest expense, net                                                    18,688          8,960
-----------------------------------------------------------------------------------------------

       Income before income taxes and equity in net income
       of unconsolidated affiliates                                      21,799         21,251
Income taxes                                                              7,957          7,757
-----------------------------------------------------------------------------------------------
       Income before equity in net income of unconsolidated
       affiliates                                                        13,842         13,494
Equity in net income of unconsolidated affiliates                           726             --
-----------------------------------------------------------------------------------------------
          Net income                                               $     14,568   $     13,494
===============================================================================================

Per common share data:
       Basic:
        Net income                                                 $       0.42   $       0.39
        Weighted average shares of common stock                      35,093,962     34,873,809
-----------------------------------------------------------------------------------------------
       Diluted:
        Net income                                                 $       0.41   $       0.38
        Weighted average shares of common stock and equivalents      35,647,451     35,773,885
===============================================================================================

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                                     Six months
                                                                                  ended March 31,
------------------------------------------------------------------------------------------------------------
                                                                            1998                    1997
------------------------------------------------------------------------------------------------------------
Net revenues:
        Basic healthcare services                                     $    275,049             $    270,917
        Specialty medical services                                         319,587                  238,667
        Management services and other, net                                  52,228                   22,223
------------------------------------------------------------------------------------------------------------
           Total net revenues                                              646,864                  531,807
------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                       283,948                  255,450
        Other operating expenses                                           218,532                  165,018
        General corporate expense                                           26,176                   19,529
Depreciation and amortization                                               24,353                   20,101
Lease expense                                                               14,511                   14,182
Interest expense, net                                                       38,331                   18,155
------------------------------------------------------------------------------------------------------------

        Income before income taxes, equity in net income
        of unconsolidated affiliates and extraordinary items                41,013                   39,372
Income taxes                                                                14,970                   14,370
------------------------------------------------------------------------------------------------------------
        Income before equity in net income of unconsolidated
        affiliates and extraordinary items                                  26,043                   25,002
Equity in net income of unconsolidated affiliates                            1,347                        -
------------------------------------------------------------------------------------------------------------
        Income before extraordinary items                                   27,390                   25,002
Extraordinary items, net of tax                                             (1,924)                    (553)
------------------------------------------------------------------------------------------------------------
           Net income                                                 $     25,466                 $ 24,449
============================================================================================================

Per common share data:
        Basic:
           Income before extraordinary items                          $       0.78             $       0.74
           Extraordinary items                                               (0.05)                   (0.02)
           Net Income                                                 $       0.73             $       0.72
           Weighted average shares of common stock                      35,084,965               33,996,555
------------------------------------------------------------------------------------------------------------
        Diluted:
           Income before extraordinary items                          $       0.77             $       0.71
           Extraordinary items                                               (0.05)                   (0.02)
           Net Income                                                 $       0.71             $       0.70
           Weighted average shares of common stock and equivalents      35,658,191               35,589,134
============================================================================================================

See accompanying notes to condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                Six months ended
                                                                                                     March 31,
                                                                                               1998             1997
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
       Net income                                                                        $     25,466        $   24,449
       Adjustments to reconcile net income to
            net cash provided by operating activities:
       Charges (credits) included in operations not requiring funds:
               Provision for deferred taxes                                                     3,742             3,592
               Depreciation and amortization                                                   24,353            20,101
               Amortization of deferred gain and debt premium                                    (592)             (230)
               Equity in net income of unconsolidated affiliates                               (1,347)                -
               Extraordinary items, net of tax                                                  1,924               553
       Changes in assets and liabilities excluding the effects of acquisitions:
               Accounts receivable                                                            (24,613)          (27,363)
               Cost reports receivable                                                         (2,436)           (5,907)
               Inventory                                                                       (2,873)           (5,236)
               Prepaid expenses and other current assets                                       (6,650)           (5,069)
               Accounts payable and accrued expenses                                           (1,283)            6,983
               Income taxes receivable and payable                                              9,396             6,522
------------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                                         (379)           (6,054)
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                                         25,087            18,395
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Capital expenditures                                                                   (24,342)          (33,778)
       Payments for acquisitions, net of cash acquired                                       (100,929)         (233,665)
       Investments in unconsolidated affiliates                                              (326,539)                -
       Net proceeds from the sale of assets                                                    60,555                 -
       Notes receivable and other investment and asset additions, net                         (26,977)          (11,025)
------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                 (418,232)         (278,468)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
       Net borrowings (repayments) under working capital revolving credit                    (181,024)          140,783
       Repayment of long term debt                                                             (9,583)           (1,955)
       Proceeds from issuance of long-term debt                                               611,241           125,000
       Debt issuance costs                                                                    (19,648)           (3,750)
       Purchase of common stock call options                                                   (4,442)                -
       Common stock options exercised                                                             524             1,067
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                              397,068           261,145
------------------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents                                                            3,923             1,072
Cash and equivalents
       Beginning of period                                                                     11,651            12,763
       End of period                                                                     $     15,574        $   13,835
========================================================================================================================

Supplemental disclosure of cash flow information
        Interest paid                                                                    $     38,664        $   14,533
        Income taxes paid                                                                $      1,821        $    6,873
========================================================================================================================

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

2.       Sale of Assets

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Subsequently, Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. Additionally, ElderTrust has funded approximately $13,200,000 of a commitment to finance the development and expansion of four additional assisted living facilities. Genesis repaid a portion of the revolving credit component of its bank credit facility with the proceeds from these transactions. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust.

3.       Long-Term Debt

In October 1997, in connection with the Multicare Transaction (defined below), Genesis entered into a new credit facility with Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders provided Genesis and its subsidiaries with loan facilities totaling $850,000,000 (the "Genesis Bank Financing") for the purpose of refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger (defined below); and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Genesis Bank Financing facilities consist of three $200,000,000 term loans (collectively, the "Term Loans"), a $250,000,000 revolving credit loan (the "Revolving Credit Facility"), which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $15,000,000. The Term Loans amortize in quarterly installments beginning in fiscal 1998 through 2005, of which $19,000,000 is payable over the next twelve months. The Term Loans consist of (1) a $200,000,000 six year term loan (the "Tranche A Term Facility"); (2) a $200,000,000 seven year term loan (the "Tranche B Term Facility"); and (3) a $200,000,000 eight year term loan (the "Tranche C Term Facility"). The Revolving Credit Facility becomes payable in full on September 30, 2003.

The Genesis Bank Financing facilities are secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including the Genesis Elder Care Corp.) other than stock of Multicare and its subsidiaries. Loans under the Genesis Bank Financing bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBOR. Loans under the Tranche A Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.5%, loans under the Tranche B Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.75%; loans under the Tranche C Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 3.0%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin up to 2.5%, and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above referenced interest rates will be reduced.

4.       Earnings Per Share

In the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement 128). Statement 128, which makes the standards for computing earnings per share more comparable to international standards, replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement of all entities with complex capital structures. The Company has restated its earnings per share data for the three and six months ended March 31, 1997 to conform to the provisions of Statement 128 (amounts are in thousands except per share data):

                                                      Three         Three         Six          Six
                                                      Months       Months       Months       Months
                                                      Ended        Ended        Ended        Ended
                                                    March 31,     March 31,    March 31,     March 31,
                                                       1998         1997         1998          1997
                                                   ------------- ------------ ------------ --------------
Basic Earnings Per Share:
Income before extraordinary items                       $14,568      $13,494      $27,390        $25,002
Extraordinary items                                           -            -       (1,924)          (553)
                                                   ------------- ------------ ------------ --------------
Net income                                              $14,568      $13,494      $25,466        $24,449
                                                   ============= ============ ============ ==============


Weighted average shares                                  35,094       34,874       35,085         33,997
                                                   ------------- ------------ ------------ --------------

Earnings per share before extraordinary items             $0.42        $0.39        $0.78          $0.74
Earning per share - extraordinary items                       -            -        (0.05)         (0.02)
                                                   ------------- ------------ ------------ --------------
Earnings per share                                        $0.42        $0.39        $0.73          $0.72
                                                   ------------- ------------ ------------ --------------

Diluted Earnings Per Share:
Income before extraordinary items                       $14,568      $13,494      $27,390        $25,002
Extraordinary items                                           -            -       (1,924)          (553)
                                                   ------------- ------------ ------------ --------------
Net income                                              $14,568      $13,494      $25,466        $24,449
Adjustments to net income for interest expense,
amortization and other costs related to the
assumed conversion of convertible debentures                  -            -            -            303
                                                   ------------- ------------ ------------ --------------
Adjusted net income                                     $14,568      $13,494      $25,466        $24,752
                                                   ------------- ------------ ------------ --------------
Weighted Average Shares & Common Stock
Equivalents:
Common shares                                            35,094       34,874       35,085         33,997
Dilutive effect of unexcercised stock options               553          900          573            712
Convertible debenture shares                                  -            -                         880
                                                   ------------- ------------ ------------ --------------
Total                                                    35,647       35,774       35,658         35,589
                                                   ------------- ------------ ------------ --------------

Earnings per share before extraordinary items             $0.41        $0.38        $0.77          $0.71
Earnings per share - extraordinary items                      -            -        (0.05)         (0.02)
                                                   ------------- ------------ ------------ --------------
Earnings per share                                        $0.41        $0.38        $0.71          $0.70

5.       Proforma Financial Information

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

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of ( i ) $1,992,000 or (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 subject to adjustment. The Company completed the pharmacy purchase effective January 1, 1998.

Genesis ElderCare Corp. paid approximately $1,492,000,000 to (i) purchase the Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished to Acquisition Corp. as capital contributions by Genesis ElderCare Corp. from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and
Genesis purchased approximately 44% of the commons stock of Genesis ElderCare Corp. for a purchase price of $325,000,000. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $246,800,000 of financing upon the completion of the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

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

The following unaudited pro forma statement of operations information gives effect to the Multicare Transaction, which was accounted for using the equity method of accounting and the Therapy Purchase and Pharmacy Purchase, using the purchase method of accounting as though they had occurred on October 1, 1996, after giving effect to certain adjustments, including recognition of management fee income, amortization of goodwill, additional depreciation expense and increased interest expense on debt related to the transactions. The pro forma financial information, which includes preliminary allocations of purchase price to goodwill and property, plant and equipment that are subject to change, does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of period presented


                                                     (In thousands, except per share data)
                                                        Six Months Ended        Six Months Ended
Pro Forma Statement of Operations Information:           March 31, 1998         March 31, 1997
                                                     ------------------         --------------

Total net revenue                                         $     662,885         $      597,749
Income before extraordinary items                                26,990                 19,623
Net income                                                       25,066                 19,070
Earnings per share, before extraordinary items, diluted            0.76                   0.56
Earnings per share, diluted                               $        0.70         $         0.54



6.       Summary financial information of unconsolidated affiliate

The following unaudited summary financial data for the Multicare Companies is as of and for the three and six months ended March 31, 1998. Multicare is the Company's only material unconsolidated affiliate.

(in thousands)

                                                                              March 31, 1998
                                                                             -----------------
Total assets                                                                        $1,708,216
Long-term debt                                                                         732,587
Total liabilities                                                                     $960,491

                                                          Three months          Six months
                                                        ended March 31,       ended March 31,
                                                              1998                  1998
                                                       ---------------------------------------

Revenues                                                       $170,164               $355,942
Net income                                                       $1,367                 $2,725



7.       Subsequent Event

On April 26, 1998, Genesis Health Ventures, Inc. and its wholly owned subsidiary V Acquisition Corporation, a Delaware corporation ("Newco"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"). Pursuant to the Merger Agreement, Vitalink will merge with and into Newco, and Newco shall be the surviving corporation (the "Merger"). Each share of Vitalink Common Stock, par value .01 per share, (the "Vitalink Common Stock") will be converted in the Merger into the right to receive (1) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value .01 per share, ("Genesis Preferred"), (2) $22.50 per share in cash, or (3) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"), subject to statutory appraisal rights. The Genesis Preferred will have an initial annual dividend of 5.9375%. The total consideration to be paid to stockholders of Vitalink to acquire their shares (including shares which may be issued upon the exercise of outstanding options) is approximately $600,000,000, of which approximately 50% will be paid in cash and 50% in Genesis Preferred. As a result of the Merger, Genesis will assume approximately $90,000,000 of indebtedness Vitalink has outstanding. The transaction has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to regulatory and shareholder approval of both companies as well as receipt of financing and is expected to close in late fiscal year 1998.

Manor Care, Inc. ("Manor Care"), the holder of approximately 50% of the shares of Vitalink, has agreed to elect to exchange all of its Vitalink shares for the preferred stock. The form of Manor Care's consideration will be prorated to the extent that other Vitalink shareholders elect to receive preferred stock.

The Genesis Preferred will not be transferable without the consent of Genesis until the filing by the Company of the registration statement with the Securities and Exchange Commission covering the sale of shares of Genesis Preferred by the holders. Manor Care has the right to require Genesis to register shares of its Genesis Preferred in certain circumstances beginning one year after the date of the Merger. The Genesis Preferred will be convertible into Genesis common shares at $37.20 per share and it may be called for conversion after three years, provided Genesis' stock price reaches certain trading levels. In addition, after the fourth year, the Genesis Preferred may be called for conversion by Genesis subject to a market-based call premium provision.

Manor Care has provided Genesis with an irrevocable proxy to vote its Vitalink shares in favor of the merger. Upon closing of the transaction, it is anticipated that Manor Care will own approximately 18% of Genesis' pro forma diluted shares outstanding assuming the Vitalink shareholders other than Manor Care elect to receive cash for their shares. Manor Care will be subject to certain voting and standstill agreements and will have one representative on the Genesis Board of Directors.

On and after April 29, 1998, certain shareholders of Vitalink filed suit in Delaware state court against Vitalink and certain of its officers and directors, Genesis, and Manor Care alleging, among other things, that Vitalink and Manor Care have breached certain fiduciary duties to the Vitalink shareholders in connection with the Merger Agreement and the transactions contemplated thereby, and that Genesis has knowingly aided and abetted the alleged breach. The shareholders mentioned above are seeking to enjoin Manor Care, Vitalink, and Genesis from proceeding with the Merger and the transactions contemplated thereby.

Item 2.             Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

General

Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical services to geriatric patients. The delivery of these services was originally concentrated in the eldercare centers owned and leased by the Company, but now also includes managed eldercare centers, independent healthcare facilities, outpatient clinics and home health care. The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues all room and board charges for its eldercare customers at its 111 owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, professional pharmacy services, subacute care programs, home health care, physician services, and other specialized services to all centers owned, leased or managed by Genesis, as well as to over 800 independent healthcare providers. Management services and other include fees earned for management of eldercare centers, other service related businesses and transactional revenues. Genesis manages 213 eldercare centers, 115 of which are jointly-owned (including the impact of the Multicare Transaction defined in Certain Transactions).

Certain Transactions

On April 26, 1998, Genesis Health Ventures, Inc. and its wholly owned subsidiary V Acquisition Corporation, a Delaware corporation ("Newco"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"). Pursuant to the Merger Agreement, Vitalink will merge with and into Newco, and Newco shall be the surviving corporation (the "Merger"). Each share of Vitalink Common Stock, par value .01 per share, (the "Vitalink Common Stock") will be converted in the Merger into the right to receive (1) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value .01 per share, ("Genesis Preferred"), (2) $22.50 per share in cash, or (3) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"), subject to statutory appraisal rights. The Genesis Preferred will have an initial annual dividend of 5.9375%. The total consideration to be paid to stockholders of Vitalink to acquire their shares (including shares which may be issued upon the exercise of outstanding options) is approximately $600,000,000, of which approximately 50% will be paid in cash and 50% in Genesis Preferred. As a result of the Merger, Genesis will assume approximately $90,000,000 of indebtedness Vitalink has outstanding. The transaction has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to regulatory and shareholder approval of both companies as well as receipt of financing and is expected to close in late fiscal year 1998.


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

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of ( i ) $1,992,000 or (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Sales") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership intersest of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment. The Company completed the pharmacy purchase effective Janauary 1, 1998.

Genesis Eldercare Corp. paid approximately $1,492,000,000 to (i) purchase the Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses to be incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished to Acquisition Corp. as capital contributions by the Genesis ElderCare Corp. from the sale by Genesis ElderCare Corp. of its Common Stock ("Genesis ElderCare Corp. Common Stock") to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. Common Stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and
Genesis purchased approximately 44% of the common stock of Genesis ElderCare Corp. fora purchase price of $325,000,000. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $246,800,000 of financing upon completion of the sale of 9% Senior Subordinated Notes due 2007 (the "9% Notes") sold by Acquisition Corp. on August 11, 1997.

In the fourth quarter of 1997, the Company entered into an agreement with Blue Cross Blue Shield of Maryland (BCBSMD) to insure, through a sub-capitation agreement, the health care benefits of approximately 7,000 members of BCBSMD's Care First Medicare risk product. In the second quarter of 1998, the Company received approximately $7,300,000 of capitation revenue and incurred a like amount of costs associated with this agreement. In the fourth quarter of 1997, the Company recorded a pre-tax special charge of $5,000,000 to accrue for the estimated loss inherent in the agreement.

Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997.

The Company's total net revenues for the quarter ended March 31, 1998 were $344,299,000 compared to $273,263,000 for the quarter ended March 31, 1997, an increase of $71,036,000 or 26%. Basic healthcare services increased $208,000 principally due to providing care to higher acuity patients and rate increases, offset by the termination of operations by Genesis of three leased eldercare centers in September 1997.

Specialty medical services revenue increased $52,434,000 or 42% of which approximately $26,200,000 is attributed to the purchase of the Multicare pharmacy business, approximately $5,100,000 is attributed to the purchase of the Multicare rehabilitation therapy business and the remaining increase of approximately $21,100,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions, general rate increases and increased acuity in the health centers division. Specialty medical service revenue per patient day in the health centers division increased 11% to $38.32 in the quarter ended March 31, 1998 compared to $34.58 in the quarter ended March 31, 1997 primarily due to treatment of higher acuity patients. Management services and other income increased $18,394,000 or 154%. This increase is due to approximately $10,200,000 of management fee revenue earned from the management of the operations of the Multicare business, approximately $7,300,000 of capitated revenue earned under a contract with BlueCross / Blue Shield of Maryland with the remaining increase of approximately $900,000 due to growth in revenue from existing management contracts and other service related businesses.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $283,277,000 for the quarter ended March 31, 1998 compared to $225,188,000 for the quarter ended March 31, 1997, an increase of $58,089,000 or 26%, of which approximately $2,500,000 is due to the operating costs incurred to service the Multicare management contract, approximately $21,600,000 is due to the acquisition of the Multicare pharmacy operations, approximately $4,500,000 is due the acquisition of the Multicare rehabilitation therapy business, approximately $7,300,000 is due to costs incurred in connection with capitation costs incurred under a contract with Blue Cross / Blue Shield of Maryland and the remaining increase of approximately $22,200,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions, as well as increased costs in information technology systems, community-based programs and marketing campaigns.

Interest expense increased $9,728,000 or 109%. This increase in interest expense was primarily due to additional borrowings used to finance the Company's investment in Multicare, the purchase of the Multicare pharmacy and rehabilitation therapy businesses, and the acquisition and development of eldercare centers, assisted living facilities and ancillary businesses. Increased depreciation and amortization expense of $2,047,000 is attributed to the amortization of goodwill and deferred financing costs in connection with the Company's investment in Multicare and the purchase of the Multicare pharmacy and rehabilitation therapy businesses, as well as depreciation of increased investments in information systems. Lease expense increased $624,000 due to additional lease expense incurred by seven properties formerly owned by Genesis and now leased from ElderTrust, offset by decreased lease expense due to the termination of operations of three leased eldercare centers in September 1997.

Six months ended March 31, 1998 compared to six months ended March 31, 1997.

The Company's total net revenues for the six months ended March 31, 1998 were $646,864,000 compared to $531,807,000 for the six months ended March 31, 1997, an increase of $115,057,000 or 22%. Basic healthcare services increased $4,132,000 or 2% principally due to providing care to higher acuity patients and rate increases, offset by the termination of operations by Genesis of three leased eldercare centers in September 1997. Specialty medical services revenue increased $80,920,000 or 34% of which approximately $26,200,000 is attributed to the purchase of the Multicare pharmacy business, approximately $10,200,000 is attributed to the purchase of the Multicare rehabilitation therapy business, and the remaining increase of approximately $44,500,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions, general rate increases and increased acuity in the health centers division. Specialty medical service revenue per patient day in the health centers division increased 16% to $36.41 in the six months ended March 31, 1998 compared to $31.49 in the six months ended March 31, 1997 primarily due to treatment of higher acuity patients. Management services and other income increased approximately $30,000,000 or 135%. This increase is due to approximately $21,800,000 of management fee revenue earned from the management of the operations of the Multicare business, approximately $7,300,000 of capitated revenue earned under a contract with BlueCross / Blue Shield of Maryland with the remaining increase of approximately $900,000 due to growth in revenue from existing management contracts and other service related businesses.

The Company's operating expenses before, depreciation, amortization, lease expense and interest expense were $528,656,000 for the six months ended March 31, 1998 compared to $439,997,000 for six months ended March 31, 1997, an increase of $88,659,000 or 20%, of which approximately $6,800,000 is due to the operating costs incurred to service the Multicare management contract, approximately $21,600,000 is due to the acquisition of the Multicare pharmacy operations, approximately $8,800,000 is due to the acquisition of the Multicare rehabilitation therapy business, approximately $7,300,000 is due to costs incurred in connection with capitation costs incurred under a contract with Blue Cross / Blue Shield of Maryland and the remaining increase of approximately $44,200,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions, as well as increased costs in information technology systems, community-based programs and marketing campaigns.


Interest expense increased $20,176,000 or 111%. This increase in interest expense was primarily due to additional borrowings used to finance the Company's investment in Multicare, the purchase of the Multicare pharmacy and rehabilitation therapy businesses, and the acquisition and development of eldercare centers, assisted living facilities and ancillary businesses. Increased depreciation and amortization expense of $4,252,000 is attributed to the amortization of goodwill and deferred financing costs in connection with the Company's investment in Multicare and the purchase of the Multicare pharmacy and rehabilitation therapy businesses, as well as depreciation of increased investments in information systems. Lease expense increased $329,000 due to additional lease expense incurred by seven properties formerly owned by Genesis and now leased from ElderTrust, offset by decreased lease expense due to the termination of operations of three leased eldercare centers in September 1997.

In connection with the early repayment of debt in the quarters ended December 31, 1997 and 1996, the Company recorded an extraordinary loss net of tax of approximately $1,924,000 ($3,030,000 before tax) and $553,000 ($871,000 before tax), respectively, to write off unamortized deferred financing fees.

Liquidity and Capital Resources

Working capital increased $33,857,000 to $260,787,000 at March 31, 1998 from $226,930,000 at September 30, 1997. Accounts receivable increased to $256,127,000 at March 31, 1998 from $205,129,000 at September 30, 1997.
Approximately $6,500,000 of this increase relates to balances acquired in the Multicare rehabilitation therapy business, approximately $18,700,000 relates to balances acquired in the Multicare pharmacy business while the remaining approximately $25,800,000 relates primarily to the continuing shift in business mix to specialty medical services, which typically have a longer collection period. Days revenue in accounts receivable decreased 1 day to 67 days during this period from 68 days for the quarter ended December 31, 1997. The Company's cash flow from operations for the six months ended March 31, 1998 was approximately $25,100,000 compared to approximately $18,400,000 for the six months ended March 31, 1997. The improvement in operating cash flow is primarily due to growth in operations.

Investing activities for the six months ended March 31, 1998 include approximately $24,342,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. During the six months ended March 31, 1998, other long term assets increased approximately $35,400,000, principally due to approximately $20,000,000 of financing and other transaction costs incurred in connection with the Multicare Transaction and the purchase of the Multicare rehabilitation therapy business, and approximately $9,900,000 of subordinated management fees due from Multicare.

On April 26, 1998, Genesis Health Ventures, Inc. and its wholly owned subsidiary V Acquisition Corporation, a Delaware corporation ("Newco"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"). Pursuant to the Merger Agreement, Vitalink will merge with and into Newco, and Newco shall be the surviving corporation (the "Merger"). Each share of Vitalink Common Stock, par value .01 per share, (the "Vitalink Common Stock") will be converted in the Merger into the right to receive (1) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value .01 per share, ("Genesis Preferred"), (2) $22.50 per share in cash, or (3) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"), subject to statutory appraisal rights. The Genesis Preferred will have an initial annual dividend of 5.9375%. The total consideration to be paid to stockholders of Vitalink to acquire their shares (including shares which may be issued upon the exercise of outstanding options) is approximately $600,000,000, of which approximately 50% will be paid in cash and 50% in Genesis Preferred. As a result of the Merger, Genesis will assume approximately $90,000,000 of indebtedness Vitalink has outstanding. The transaction has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to regulatory and shareholder approval of both companies as well as receipt of financing and is expected to close in late fiscal year 1998.

Manor Care, Inc. ("Manor Care"), the holder of approximately 50% of the shares of Vitalink, has agreed to elect to exchange all of its Vitalink shares for the preferred stock. The form of Manor Care's consideration will be prorated to the extent that other Vitalink shareholders elect to receive preferred stock.

The Genesis Preferred will not be transferable without the consent of Genesis until the filing by the Company of the registration statement with the Securities and Exchange Commission covering the sale of shares of Genesis Preferred by the holders. Manor Care has the right to require Genesis to register shares of its Genesis Preferred in certain circumstances beginning one year after the date of the Merger. The Genesis Preferred will be convertible into Genesis common shares at $37.20 per share and it may be called for conversion after three years, provided Genesis' stock price reaches certain trading levels. In addition, after the fourth year, the Genesis Preferred may be called for conversion by Genesis subject to a market-based call premium provision.

Manor Care has provided Genesis with an irrevocable proxy to vote its Vitalink shares in favor of the merger. Upon closing of the transaction, it is anticipated that Manor Care will own approximately 18% of Genesis' pro forma diluted shares outstanding assuming the Vitalink shareholders other than Manor Care elect to receive cash for their shares. Manor Care will be subject to certain voting and standstill agreements and will have one representative on the Genesis Board of Directors.

Following the sale, Manor Care will continue to purchase from the Vitalink operations all of its pharmacy services and related pharmacy consulting services.

On and after April 29, 1998, certain shareholders of Vitalink filed suit in Delaware state court against Vitalink and certain of its officers and directors, Genesis, and Manor Care alleging, among other things, that Vitalink and Manor Care have breached certain fiduciary duties to the Vitalink shareholders in connection with the Merger Agreement and the transactions contemplated thereby, and that Genesis has knowingly aided and abetted the alleged breach. The shareholders mentioned above are seeking to enjoin Manor Care, Vitalink, and Genesis from proceeding with the Merger and the transactions contemplated thereby.

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Subsequently, Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. Additionally, ElderTrust has funded approximately $13,200,000 of a commitment to finance the development and expansion of four additional assisted living facilities. Genesis repaid a portion of the revolving credit component of its bank credit facility with the proceeds from these transactions. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust.

In October 1997, in connection with the Multicare Transaction, Genesis entered into a new credit facility with Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders provided Genesis and its subsidiaries with loan facilities totaling $850,000,000 (the "Genesis Bank Financing") for the purpose of refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Genesis Bank Financing facilities consist of three $200,000,000 term loans (collectively, the "Term Loans"),a $250,000,000 revolving credit loan (the "Revolving Credit Facility") which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $15,000,000. The Term Loans amortize in quarterly installments beginning in fiscal 1998 through 2005, of which $19,000,000 is payable in fiscal 1998. The Term Loans consist of (1) a $200,000,000 six year term loan (the "Tranche A Term Facility"); (2) a $200,000,000 seven year term loan (the "Tranche B Term Facility"); and (3) a $200,000,000 eight year term loan (the "Tranche C Term Facility"). The Revolving Credit Facility becomes payable in full on September 30, 2003.

The Genesis Bank Financing facilities are secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including the Genesis Elder Care Corp.) other than stock of Multicare and its subsidiaries. Loans under the Genesis Bank Financing bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBOR. Loans under the Tranche A Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.5%, loans under the Tranche B Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.75%; loans under the Tranche C Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 3.0%; loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin up to 2.5%, and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above referenced interest rates will be reduced.


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

In December 1997, the Company purchased approximately 1,000,000 long-term call options on the Company's Common Stock. The Company's Board of Directors approved the purchase of up to 1,500,000 call options. The call options are purchased by the Company in privately negotiated transactions designated to take advantage of attractive share price levels, as determined by the Company's management, in compliance with covenants governing existing financing arrangements. The timing and the terms of the transactions, including maturities, will depend on market conditions, the Company's liquidity and covenant requirements under its financing arrangements, and other considerations. The Board of Directors also approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's current senior executive employees will be required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock. As of March 31, 1998, the Company loaned approximately $1,700,000 to senior executive employees to purchase the Company's Common Stock.

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

Pursuant to the Balanced Budget Act of 1997 (the "Act"), beginning on or after July 1, 1998, Medicare reimbursement for skilled nursing facilities will be on a prospective payment system ("PPS"). Skilled nursing facilities will be paid a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B during a period when a beneficiary is provided covered skilled nursing facility care. The per diem rate is adjusted based upon the resource utilization group of a resident. This payment will cover rehabilitation and non-rehabilitation ancillary services; however the per diem rate will not cover physician, nursing, physician assistant and certain related services. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Act also required consolidated billing for skilled nursing facilities. The skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility.

The Act also repealed the Boren Amendment which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Act, states must now use a public notice and comment process for determining Medicaid rates and give interested parties a reasonable opportunity to comment on proposed rates, rate methodology and justifications. It is unclear what impact the Balanced Budget Act of 1997 will have on the Company.

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At May 11, 1998, approximately $160,000,000 was outstanding under the Revolving Credit Facility, and approximately $71,200,000 was available under the credit facilities after giving effect to approximately $18,800,000 in outstanding letters of credit issued under the credit facilities.

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

Year 2000

The Company is aware of issues associated with the programming code in many existing computer systems (the "Year 2000" issue) as the millennium approaches. The Company has conducted a review of its computer systems to identify hardware and software affected by the Year 2000 issue. This issue affects computers systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

With respect to its existing computer systems, the Company is upgrading, generally, in order to meet the demands of its expanding business. In the process, the Company is taking steps to identify, correct, or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by late calendar year 1998, allowing adequate time for testing. The Company presently believes that with modification to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issue, there can be no assurances that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

The Company has incurred, and expects to incur additional, internal costs as well as other expenses to address the necessary software upgrades, training, data conversion, testing and implementation related to the Year 2000 issue. Such costs are being expensed as incurred. The Company does not expect the amounts required to be expensed to have a material effect on its financial position or results of operations. The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts including payors, suppliers and vendors. There can be no assurance that data produced by systems of other entities on which the Company's systems rely will be converted on a timely basis or that a failure by another entity's system to be Year 2000 compliant will not have a material adverse effect on the Company.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board, (the "FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997, or the Company's fiscal year end September 30, 1999. The Company plans to adopt this accounting standard as required. The adoption of this standard will have no material impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items other than comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for years beginning after December 15, 1997, or the Company's fiscal year end September 30, 1999. This statement affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not Applicable

Item 2.  Changes in Securities

                  Not Applicable

Item 3.  Defaults Upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders

                  On February 24, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). Proxies were solicited for the Annual Meeting pursuant to Regulation 14 of the Securities Act of 1934.

                  At the Annual Meeting the following matters were voted on: (1) Roger C. Lipitz and Alan B. Miller were elected to serve on the Board of Directors of the Company for three-year terms until after their respective successors are duly elected and qualified, with Roger C. Lipitz receiving 28,456,989 votes for election and zero against election (with 6,511,549 broker non-votes and abstentions); and Alan B. Miller receiving 28,491,740 votes for election and zero against election (with 6,595,129 broker non-votes and abstentions) and (2) an amendment to the Company's Amended and Restated Employee Stock Option Plan (the "Plan") increasing the number of shares which may be issued under the Plan to 6,250,000 shares which was approved by a vote of 26,295,300 for the amendment and 2,132,425 votes against the amendment (with 6,659,144 broker non-votes and abstentions).

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number          Description



          2.1(1) Agreement and Plan of Merger by and among Vitalink Pharmacy Services, Inc., Genesis Health Ventures, Inc., and the V Acquisition Corporation dated as of April 26, 1998.

          3.1            The Company's Amended and Restated Bylaws

         10.1            The Company's Amended and Restated Stock Option Plan

         10.2 Rights Agreement dated as of April 26, 1998, by and among Genesis Health Ventures, Inc., a Pennsylvania and Manor Care, Inc., a Delaware corporation.

         10.3(2) Voting Agreement dated as of April 26, 1998, by and among Genesis Health Ventures, Inc., a Pennsylvania and Manor Care, Inc., a Delaware corporation.



         27              Financial Data Schedule

         (1) - Incorporated by Reference to Schedule 13D filed by the Company with respect to Vitalink Pharmacy Services, Inc. dated
               April 26, 1998.

         (2) - Incorporated by reference to the Company's Form 8-K dated May 6, 1998.

         (b)     Reports on Form 8-K


                    The Company filed a current report on Form 8-K/A, dated January 26, 1998 which amended the current report dated October 9, 1997 to include or incorporate by reference the following financial information:

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


                                    GENESIS HEALTH VENTURES, INC.


Date:  May 15, 1998                 /S/ George V. Hager, Jr.
                                    ------------------------------
                                    Senior Vice President and
                                    Chief Financial Officer