Form 10-Q
period 1998-06-30
GENESIS HEALTH VENTURES INC /PA
filed 1998-08-13
CIK 874265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      or

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

                               YES [ x ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 7, 1998: 35,224,406 shares of common stock

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.............................................1


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements................................................................2

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .........................................................12


Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................23

         Item 2.  Changes in Securities..............................................................23

         Item 3.  Defaults Upon Senior Securities....................................................23

         Item 4   Submission of Matters to a Vote of Security Holders................................23

         Item 5.  Other Information..................................................................23

         Item 6.  Exhibits and Reports on Form 8-K...................................................23


SIGNATURES ..........................................................................................24


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicaid and Medicare programs and the Company's ability to meet its liquidity needs and control costs, certain statements in Notes to Unaudited Condensed Consolidated Financial Statements, such as certain Pro Forma Financial Information; and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

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

These and other factors have been discussed in more detail in the Company's periodic reports, including its Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997.

                         PART I: FINANCIAL INFORMATION

                         Item 1. Financial Statements

                Genesis Health Ventures, Inc. and Subsidiaries
                Unaudited Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)


                                                                                              June 30,            September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                               1998                   1997
--------------------------------------------------------------------------------------------------------------------------------
Assets:
Current assets:
        Cash and equivalents                                                               $    30,812              $    11,651
        Investments in marketable securities                                                    19,203                   14,729
        Accounts receivable, net of allowance for doubtful accounts of
           $48,793 at June 30, 1998 and $39,418 at September 30, 1997                          277,332                  205,129
        Cost report receivables                                                                 69,973                   60,865
        Inventory                                                                               37,968                   25,568
        Prepaid expenses and other current assets                                               37,878                   26,675
        Income taxes receivable                                                                      -                    7,820
--------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                         473,166                  352,437
--------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                             582,892                  578,397
Notes receivable and other investments                                                         100,520                  108,714
Other long-term assets                                                                          73,707                   31,722
Investments in unconsolidated affiliates                                                       343,109                    2,887
Goodwill and other intangibles, net                                                            418,760                  359,956
--------------------------------------------------------------------------------------------------------------------------------
                  Total assets                                                             $ 1,992,154              $ 1,434,113
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Current liabilities:
        Accounts payable and accrued expenses                                              $   149,780              $   117,234
        Current installments of long-term debt                                                  32,235                    8,273
--------------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                                    182,015                  125,507
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                               1,089,460                  651,667
Deferred income taxes                                                                           51,276                   37,745
Deferred gain and other long-term liabilities                                                   23,148                   11,173
Shareholders' equity:
        Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,204,005 and 35,158,404, respectively at June 30,
            1998; 35,117,075 and 35,071,474, respectively at September 30, 1997                    722                      702
        Additional paid-in capital                                                             453,989                  457,232
        Retained earnings                                                                      191,787                  150,330
        Treasury stock, at cost                                                                   (243)                    (243)
--------------------------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                                   646,255                  608,021
--------------------------------------------------------------------------------------------------------------------------------
                  Total liabilities and shareholders' equity                               $ 1,992,154              $ 1,434,113
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                Genesis Health Ventures, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations
                (in thousands, except share and per share data)


                                                                                                  Three months
                                                                                                 ended June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                                         1998                    1997
-------------------------------------------------------------------------------------------------------------------------

Net revenues:
        Basic healthcare services                                                   $   139,562              $   140,127
        Specialty medical services                                                      182,253                  132,052
        Management services and other, net                                               30,711                   12,284
-------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                         352,526                  284,463
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                                    149,880                  131,356
        Other operating expenses                                                        122,179                   88,564
        General corporate expense                                                        13,627                   10,853
Depreciation and amortization                                                            13,632                   11,517
Lease expense                                                                             8,497                    7,324
Interest expense, net                                                                    20,679                   10,351
-------------------------------------------------------------------------------------------------------------------------

        Income before income taxes and equity in net income
        of unconsolidated affiliates                                                     24,032                   24,498
Income taxes                                                                              8,771                    8,942
-------------------------------------------------------------------------------------------------------------------------
        Income before equity in net income of unconsolidated
        affiliates                                                                       15,261                   15,556
Equity in net income of unconsolidated affiliates                                           730                        -
-------------------------------------------------------------------------------------------------------------------------
             Net income                                                             $    15,991              $    15,556
-------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic:
           Net income                                                               $      0.46              $      0.44
           Weighted average shares of common stock                                   35,133,022               34,973,202
-------------------------------------------------------------------------------------------------------------------------
        Diluted:
           Net income                                                               $      0.45              $      0.43
           Weighted average shares of common stock and equivalents                   35,719,840               35,917,642
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                Genesis Health Ventures, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations
                (in thousands, except share and per share data)

                                                                                                  Nine months
                                                                                                 ended June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                                         1998                    1997
-------------------------------------------------------------------------------------------------------------------------

Net revenues:
        Basic healthcare services                                                   $   414,611              $   411,044
        Specialty medical services                                                      501,840                  370,719
        Management services and other, net                                               82,939                   34,507
-------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                         999,390                  816,270
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                                    433,828                  386,806
        Other operating expenses                                                        340,711                  253,582
        General corporate expense                                                        39,803                   30,382
Depreciation and amortization                                                            37,985                   31,618
Lease expense                                                                            23,008                   21,506
Interest expense, net                                                                    59,010                   28,506
-------------------------------------------------------------------------------------------------------------------------

        Income before income taxes, equity in net income
        of unconsolidated affiliates and extraordinary items                             65,045                   63,870
Income taxes                                                                             23,741                   23,312
-------------------------------------------------------------------------------------------------------------------------
        Income before equity in net income of unconsolidated
        affiliates and extraordinary items                                               41,304                   40,558
Equity in net income of unconsolidated affiliates                                         2,077                        -
-------------------------------------------------------------------------------------------------------------------------
        Income before extraordinary items                                                43,381                   40,558
Extraordinary items, net of tax                                                          (1,924)                    (553)
-------------------------------------------------------------------------------------------------------------------------
             Net income                                                             $    41,457              $    40,005
-------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic:
           Income before extraordinary items                                        $      1.24              $      1.18
           Extraordinary items                                                            (0.05)                   (0.02)
           Net Income                                                               $      1.18              $      1.17
           Weighted average shares of common stock                                   35,107,983               34,327,105
-------------------------------------------------------------------------------------------------------------------------
        Diluted:
           Income before extraordinary items                                        $      1.22              $      1.14
           Extraordinary items                                                            (0.05)                   (0.02)
           Net Income                                                               $      1.16              $      1.13
           Weighted average shares of common stock and equivalents                   35,701,210               35,799,478
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                Genesis Health Ventures, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                                        Nine months ended
                                                                                                            June 30,
                                                                                                     1998             1997
------------------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
                Net cash provided by operations                                                   $  40,127         $  28,335
------------------------------------------------------------------------------------------------------------------------------

         Cash flows from investing activities:
                Capital expenditures                                                                (41,102)          (47,138)
                Payments for acquisitions, net of cash acquired                                    (100,929)         (237,665)
                Investments in unconsolidated affiliates                                           (341,032)                -
                Net proceeds from the sale of assets                                                 63,756                 -
                Notes receivable and other investment and asset additions, net                      (32,345)          (22,893)
------------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                              (451,652)         (307,696)
------------------------------------------------------------------------------------------------------------------------------

         Cash flows from financing activities:
                Net borrowings (repayments) under working capital revolving credit                 (136,700)          162,449
                Repayment of long term debt                                                         (20,955)           (5,331)
                Proceeds from issuance of long-term debt                                            611,241           126,500
                Debt issuance costs                                                                 (19,648)           (3,750)
                Purchase of common stock call options                                                (4,442)                -
                Common stock options exercised                                                        1,190             2,076
------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                           430,686           281,944
------------------------------------------------------------------------------------------------------------------------------

         Net increase in cash and equivalents                                                        19,161             2,583
         Cash and equivalents
                Beginning of period                                                                  11,651            12,763
                End of period                                                                     $  30,812         $  15,346
------------------------------------------------------------------------------------------------------------------------------

        Supplemental disclosure of cash flow information
                 Interest paid                                                                    $  62,205         $  30,357
                 Income taxes paid                                                                $   2,390         $  11,967
------------------------------------------------------------------------------------------------------------------------------

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

2.       Sale of Assets

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Subsequently, Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. Additionally, ElderTrust has funded approximately $13,200,000 of a $15,100,000 commitment to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of its bank credit facility with the proceeds from these transactions. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust.

3.       Long-Term Debt

In October 1997, in connection with the Multicare Transaction (defined below), Genesis entered into a new credit facility with Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders provided Genesis and its subsidiaries with loan facilities totaling $850,000,000 (the "Genesis Bank Financing") for the purpose of refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger (defined below); and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Genesis Bank Financing facilities consist of three $200,000,000 term loans (collectively, the "Term Loans"), a $250,000,000 revolving credit loan (the "Revolving Credit Facility"), which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $15,000,000. The Term Loans amortize in quarterly installments beginning in fiscal 1998 through 2005, of which $26,500,000 is payable over the next twelve months. The Term Loans consist of (1) a $200,000,000 six year term loan (the "Tranche A Term Facility"); (2) a $200,000,000 seven year term loan (the "Tranche B Term Facility"); and (3) a $200,000,000 eight year term loan (the "Tranche C Term Facility"). The Revolving Credit Facility becomes payable in full on September 30, 2003.

The Genesis Bank Financing facilities are secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including the Multicare Parent) other than stock of Multicare and its subsidiaries. Loans under the Genesis Bank Financing bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBOR. Loans under the Tranche A Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.5% (currently 7.94%); loans under the Tranche B Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.75% (currently 8.44%); loans under the Tranche C Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 3.0% (currently 8.69%) ; loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin up to 2.5% (currently 7.94%); and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above referenced interest rates are changed periodically.

4.       Earnings Per Share

In the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (Statement
128). Statement 128, which makes the standards for computing earnings per share more comparable to international standards, replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement of all entities with complex capital structures. The Company has restated its earnings per share data for the three and nine months ended June 30, 1997 to conform to the provisions of Statement 128 (amounts are in thousands except per share data):

                                                         Three        Three        Nine           Nine
                                                         Months       Months       Months        Months
                                                         Ended        Ended        Ended         Ended
                                                        June 30,     June 30,     June 30,      June 30,
                                                          1998         1997        1998          1997
                                                      ---------------------------------------------------
Basic Earnings Per Share:
Income before extraordinary items                       $15,991      $15,556      $43,381        $40,558
Extraordinary items                                           -            -       (1,924)          (553)
                                                      ---------------------------------------------------
Net income                                              $15,991      $15,556      $41,457        $40,005
                                                      ---------------------------------------------------
                                                      ---------------------------------------------------
Weighted average shares                                  35,133       34,973       35,108         34,327
                                                      ---------------------------------------------------

Earnings per share before extraordinary items             $0.46        $0.44        $1.24          $1.18
Earning per share - extraordinary items                       -            -        (0.05)         (0.02)
                                                      ---------------------------------------------------
Earnings per share                                        $0.46        $0.44        $1.18          $1.17
                                                      ---------------------------------------------------

Diluted Earnings Per Share:
Income before extraordinary items                       $15,991      $15,556      $43,381        $40,558
Extraordinary items                                           -            -       (1,924)          (553)
                                                      ---------------------------------------------------
Net income                                              $15,991      $15,556      $41,457        $40,005
Adjustments to net income for interest expense,
  amortization and other costs related to the
  assumed conversion of convertible debentures                -            -            -            303
                                                      ---------------------------------------------------
Adjusted net income                                     $15,991      $15,556      $41,457        $40,308
                                                      ---------------------------------------------------
Weighted Average Shares & Common Stock
Equivalents:
Common shares                                            35,133       34,973       35,108         34,327
Dilutive effect of unexcercised stock options               587          945          593            886
Convertible debenture shares                                  -            -            -            586
                                                      ---------------------------------------------------
Total                                                    35,720       35,918       35,701         35,799
                                                      ---------------------------------------------------

Earnings per share before extraordinary items             $0.45        $0.43        $1.22          $1.14
Earnings per share - extraordinary items                      -            -        (0.05)         (0.02)
                                                      ---------------------------------------------------
Earnings per share                                        $0.45        $0.43        $1.16          $1.13
                                                      ---------------------------------------------------

5.       Pro Forma Financial Information

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

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992,000 or (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business in October 1997 for $24,000,000 subject to adjustment (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 subject to adjustment. The Company completed the pharmacy purchase effective January 1, 1998.

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

Cypress', TPG's and Nazem's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis, an extraordinary dividend or distribution or the occurrence of the leverage recapitalization of Genesis. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress, TPG and Nazem will have the right to terminate the Stockholders' Agreement and Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the Put option exercise price and Cypress, TPG and Nazem will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price. In the event of a bankruptcy or change of control of Genesis, the option price shall be payable solely in cash provided any such payment will be subordinated to the payment of principal and interest under the Genesis Bank Financing.

The following unaudited pro forma statement of operations information gives effect to the Multicare Transaction, which was accounted for using the equity method of accounting and the Therapy Purchase and Pharmacy Purchase, using the purchase method of accounting as though they had occurred on October 1, 1996, after giving effect to certain adjustments, including recognition of management fee income, amortization of goodwill, additional depreciation expense and increased interest expense on debt related to the transactions. The pro forma financial information, which includes preliminary allocations of purchase price to goodwill and property, plant and equipment that are subject to change, does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of period presented.

                                                              (In thousands, except per share data)
                                                           Nine Months Ended    Nine Months Ended
Pro Forma Statement of Operations Information:               June 30, 1998        June 30, 1997
                                                             -------------        -------------

Total net revenue                                           $   1,019,866          $   918,797
Income before extraordinary items                                  42,980               32,094
Net income                                                         41,056               31,541
Earnings per share, before extraordinary items, diluted              1.20                 0.90
Earnings per share, diluted                                 $        1.15          $      0.89

6.       Summary financial information of unconsolidated affiliate

The following unaudited summary financial data for the Multicare Companies is as of, and for the three and nine months ended, June 30, 1998. Multicare is the Company's only material unconsolidated affiliate.

(in thousands)
                                                         June 30, 1998
                                                        -----------------
Total assets                                                  $1,744,269
Long-term debt                                                   755,681
Total liabilities                                               $995,033

                                     Three months     Nine months ended
                                    ended June 30,         June 30,
                                         1998                1998
                                   -------------------------------------

Revenues                               $170,703           $526,645
Net income                               $1,511             $4,236


7.       Vitalink Transaction

On April 26, 1998, Genesis Health Ventures, Inc. and its wholly owned subsidiary V Acquisition Corporation, a Delaware corporation ("Newco"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"). Pursuant to the Merger Agreement, Vitalink will merge with and into Newco, and Newco shall be the surviving corporation (the "Merger"). Each share of Vitalink Common Stock, par value .01 per share, (the "Vitalink Common Stock") will be converted in the Merger into the right to receive (1) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value .01 per share, ("Genesis Preferred"), (2) $22.50 per share in cash, or (3) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"), subject to statutory appraisal rights. The Genesis Preferred will have an initial annual dividend of 5.9375%. The total consideration to be paid to stockholders of Vitalink to acquire their shares (including shares which may be issued upon the exercise of outstanding options) is approximately $600,000,000, of which approximately 50% will be paid in cash and 50% in Genesis Preferred. As a result of the Merger, Genesis will assume approximately $90,000,000 of indebtedness Vitalink has outstanding. The transaction has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to state regulatory and shareholder approval of both companies as well as receipt of financing. The shareholders meeting to vote upon the Vitalink Transaction is scheduled for August 26, 1998. The Company currently expects to close the transaction in late August 1998.

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

8.    Subsequent Event

On July 21, 1998, Genesis announced an agreement in principle to extend its lease of seven eldercare centers in Maryland and New Jersey. Genesis acquired the leasehold rights of the seven properties with approximately 1,200 beds in its November 1993 acquisition of Meridian Healthcare, Inc. At that time, Genesis also received an option to purchase the seven facilities in 2003 for $59,000,000. The proposed transaction involves the sale of its leasehold rights and option to purchase the facilities to ElderTrust for $44,000,000, consisting of $39,000,000 in cash at closing and a $5,000,000 note. Following the sale of the leasehold rights and option, Genesis will sublease the seven facilities from ElderTrust for ten years with the option to extend its lease until 2018. The lease expense obligation is approximately $10,000,000 per year, which will be offset by the amortization of the gain upon the sale of the option. The transaction is expected to close by August 31, 1998 and is subject to the approval of the Board of Directors of Genesis Health Ventures, the owners of the seven facilities, and lenders.

Item 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

General

Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical services to geriatric patients. The delivery of these services was originally concentrated in the eldercare centers owned and leased by the Company, but now also includes managed eldercare centers, independent healthcare facilities, outpatient clinics and home health care. The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues all room and board charges for its eldercare customers at its 114 owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services, professional pharmacy services, subacute care programs, home health care, physician services, and other specialized services to all centers owned, leased or managed by Genesis, as well as to over 800 independent healthcare providers. Management services and other include fees earned for management of eldercare centers, other service related businesses and transactional revenues. Genesis manages 205 eldercare centers, 119 of which are jointly-owned (including the impact of the Multicare Transaction defined in Certain Transactions).

Certain Transactions

On April 26, 1998, Genesis Health Ventures, Inc. and its wholly owned subsidiary V Acquisition Corporation, a Delaware corporation ("Newco"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"). Pursuant to the Merger Agreement, Vitalink will merge with and into Newco, and Newco shall be the surviving corporation (the "Merger"). Each share of Vitalink Common Stock, par value .01 per share, (the "Vitalink Common Stock") will be converted in the Merger into the right to receive (1) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value .01 per share, ("Genesis Preferred"), (2) $22.50 per share in cash, or (3) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"), subject to statutory appraisal rights. The Genesis Preferred will have an initial annual dividend of 5.9375%. The total consideration to be paid to stockholders of Vitalink to acquire their shares (including shares which may be issued upon the exercise of outstanding options) is approximately $600,000,000, of which approximately 50% will be paid in cash and 50% in Genesis Preferred. As a result of the Merger, Genesis will assume approximately $90,000,000 of indebtedness Vitalink has outstanding. The transaction is subject to state regulatory and shareholder approval of both companies as well as receipt of financing. The shareholders meeting to vote upon the Vitalink Transaction is scheduled for August 26, 1998. The Company currently expects to close the transaction in late August 1998.

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

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992,000 or (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare are paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Sale Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for in October 1997 $24,000,000 subject to adjustment (the "Therapy Sales") and a stock purchase agreement (the "Pharmacy Sale Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment. The Company completed the pharmacy purchase effective Janauary 1, 1998.

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

On July 14, 1998, the Company announced that it received notice from NewCourtland, Inc., owner of eight nursing centers in the Philadelphia area, of the termination of its management agreements for these centers effective July 31, 1998. This notice follows the revocation on June 25, 1998 of the operating license at one of the NewCourtland centers. The center had a long-standing history of regulatory compliance difficulties dating back many years prior to Genesis' management. The Company believes that the termination notice was inappropriate and has instituted suit against NewCourtland, Inc. and other related parties to recover unpaid balances due Genesis, the estimated future operating profits of the terminated management agreements, as well as consequential damages. The annualized revenue from the contracts is approximately $3,800,000. The termination of these contracts will result in a reduction in fiscal 1999 earnings of approximately $1,200,000 or $.03 per share.

In the fourth quarter of 1997, the Company entered into an agreement with Blue Cross / Blue Shield of Maryland (BCBSMD) to insure, through a sub-capitation agreement, the health care benefits of approximately 7,000 members of BCBSMD's Care First Medicare risk product. Through the third quarter of 1998, the Company recognized approximately $15,500,000 of capitation revenue and incurred a like amount of costs associated with this agreement. In the fourth quarter of 1997, the Company recorded a pre-tax special charge of $5,000,000 to accrue for the estimated loss inherent in the agreement.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997.

The Company's total net revenues for the quarter ended June 30, 1998 were $352,526,000 compared to $284,463,000 for the quarter ended June 30, 1997, an increase of $68,063,000 or 24%. Basic healthcare services decreased $565,000 principally due to the termination of operations by Genesis of three leased eldercare centers in September 1997, which generated approximately $3,200,000, offset by approximately $2,600,000 due to providing care to higher acuity patients and rate increases. Specialty medical services revenue increased $50,201,000 or 38% of which approximately $27,300,000 is attributed to the purchase of the Multicare pharmacy business, approximately $4,800,000 is attributed to the purchase of the Multicare rehabilitation therapy business, and the remaining increase of approximately $22,700,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions, general rate increases and increased acuity in the eldercare centers. This increase is offset by approximately $2,100,000, $900,000 and $1,600,000 as a result of the deconsolidation of the Company's physician services business beginning in the fourth quarter of 1997, the termination of operations of three leased eldercare centers in September 1997 and the April 1998 government mandated implementation of salary equivalency billing for rehabilitation therapy, respectively. Specialty medical service revenue per patient day in the health centers division increased 3% to $38.74 in the quarter ended June 30, 1998 compared to $37.78 in the quarter ended June 30, 1997 primarily due to treatment of higher acuity patients. Management services and other income increased $18,427,000 or 150%. This increase is due to approximately $10,200,000 of management fee revenue earned from the management of the operations of the Multicare business and approximately $8,200,000 of other revenue, including capitated revenue earned under a contract with Blue Cross / Blue Shield of Maryland.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $285,686,000 for the quarter ended June 30, 1998 compared to $230,773,000 for the quarter ended June 30, 1997, an increase of $54,913,000 or 24%, of which approximately $2,700,000 is due to the direct operating costs incurred to service the Multicare management contracts, approximately $21,700,000 is due to the acquisition of the Multicare pharmacy operations, approximately $4,000,000 is due the acquisition of the Multicare rehabilitation therapy business, approximately $6,200,000 is due to charges incurred in connection with capitation costs under a contract with Blue Cross / Blue Shield of Maryland and the remaining increase of approximately $26,400,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions, as well as increased costs in information technology systems, community-based programs, marketing campaigns and the servicing of the Multicare management contracts. This increase is offset by approximately $2,700,000 and $3,400,000 as a result of the deconsolidation of the Company's physician services business beginning in the fourth quarter of 1997 and the termination of operations of three leased eldercare centers in September 1997, respectively.

Interest expense increased $10,328,000 or 100%. This increase in interest expense was primarily due to additional borrowings used to finance the Company's investment in Multicare, the purchase of the Multicare pharmacy and rehabilitation therapy businesses, and the acquisition and development of eldercare centers, assisted living facilities and ancillary businesses. Increased depreciation and amortization expense of $2,115,000 is attributed to the amortization of goodwill and deferred financing costs in connection with the Company's investment in Multicare and the purchase of the Multicare pharmacy and rehabilitation therapy businesses, as well as depreciation of increased investments in information systems. Lease expense increased $1,173,000 due to additional lease expense incurred by seven properties formerly owned by Genesis and now leased from ElderTrust, offset by decreased lease expense due to the termination of operations of three leased eldercare centers in September 1997.

Nine months ended June 30, 1998 compared to nine months ended June 30, 1997.

The Company's total net revenues for the nine months ended June 30, 1998 were $999,390,000 compared to $816,270,000 for the nine months ended June 30, 1997, an increase of $183,120,000 or 22%. Basic healthcare services increased $3,567,000 or 1%, of which approximately $5,800,000 is due to providing care to higher acuity patients and rate increases, offset by the termination of operations by Genesis of three leased eldercare centers in September 1997, which generated approximately $9,400,000. Specialty medical services revenue increased $131,121,000 or 35% of which approximately $53,600,000 is attributed to the purchase of the Multicare pharmacy business, approximately $15,300,000 is attributed to the purchase of the Multicare rehabilitation therapy business, and the remaining increase of approximately $72,800,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions, general rate increases and increased acuity in the eldercare centers. This increase is offset by approximately $6,500,000, $2,500,000 and $1,600,000 as a result of the deconsolidation of the Company's physician services business beginning in the fourth quarter of 1997, the termination of operations of three leased eldercare centers in September 1997 and the April 1998 government mandated implementation of salary equivalency billing for rehabilitation therapy, respectively. Specialty medical service revenue per patient day in the health centers division increased 11% to $37.19 in the nine months ended June 30, 1998 compared to $33.58 in the nine months ended June 30, 1997 primarily due to treatment of higher acuity patients. Management services and other income increased approximately $48,432,000 or 140%. This increase is due to approximately $32,000,000 of management fee revenue earned from the management of the operations of the Multicare business and approximately $16,400,000 of other revenue including capitated revenue earned under a contract with Blue Cross / Blue Shield of Maryland.

The Company's operating expenses before, depreciation, amortization, lease expense and interest expense were $814,342,000 for the nine months ended June 30, 1998 compared to $670,770,000 for nine months ended June 30, 1997, an increase of $143,572,000 or 21%, of which approximately $9,500,000 is due to the direct operating costs incurred to service the Multicare management contracts, approximately $43,200,000 is due to the acquisition of the Multicare pharmacy operations, approximately $12,900,000 is due to the acquisition of the Multicare rehabilitation therapy business, approximately $13,500,000 is due to charges incurred in connection with capitation costs under a contract with Blue Cross / Blue Shield of Maryland and the remaining increase of approximately $81,900,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions, as well as increased costs in information technology systems, community-based programs ,marketing campaigns and the servicing of the Multicare management contracts. This increase is offset by approximately $7,800,000 and $9,600,000 as a result of the deconsolidation of the Company's physician services business beginning in the fourth quarter of 1997 and the termination of operations of three leased eldercare centers in September 1997, respectively.

Interest expense increased $30,504,000 or 107%. This increase in interest expense was primarily due to additional borrowings used to finance the Company's investment in Multicare, the purchase of the Multicare pharmacy and rehabilitation therapy businesses, and the acquisition and development of eldercare centers, assisted living facilities and ancillary businesses. Increased depreciation and amortization expense of $6,367,000 is attributed to the amortization of goodwill and deferred financing costs in connection with the Company's investment in Multicare and the purchase of the Multicare pharmacy and rehabilitation therapy businesses, as well as depreciation of increased investments in information systems. Lease expense increased $1,502,000 due to additional lease expense incurred by seven properties formerly owned by Genesis and now leased from ElderTrust, offset by decreased lease expense due to the termination of operations of three leased eldercare centers in September 1997.

In connection with the early repayment of debt in the quarters ended December 31, 1997 and 1996, the Company recorded an extraordinary loss net of tax of approximately $1,924,000 ($3,030,000 before tax) and $553,000 ($871,000 before tax), respectively, to write off unamortized deferred financing fees.

Liquidity and Capital Resources

Working capital increased $64,221,000 to $291,151,000 at June 30, 1998 from $226,930,000 at September 30, 1997. Accounts receivable increased approximately $72,200,000 during this period, of this increase approximately $6,500,000 relates to balances acquired in the Multicare rehabilitation therapy business, approximately $18,700,000 relates to balances acquired in the Multicare pharmacy business, approximately $12,100,000 (or three days of revenue) is the result of collection delays experienced in the third quarter of 1998 from the states of Pennsylvania and Connecticut, approximately $1,500,000 relates to collection delays experienced in the third quarter of 1998 as a result of the conversion of several properties to a new billing system, approximately $6,100,000 relates to receivable growth in a home medical equipment joint venture that is consolidated, while the remaining approximately $27,300,000 relates primarily to the continuing shift in business mix to specialty medical services, particularly the home medical equipment and infusion therapy lines of business, which typically have a longer collection period. Days revenue in accounts receivable increased two days to 69 days during the third quarter from 67 days for the quarter ended March 31, 1998. The Company's cash flow from operations for the nine months ended June 30, 1998 was approximately $40,127,000 compared to approximately $28,335,000 for the nine months ended June 30, 1997.

Investing activities for the nine months ended June 30, 1998 include approximately $41,102,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. During the nine months ended June 30, 1998, other long term assets increased approximately $41,985,000, principally due to approximately $20,000,000 of financing and other transaction costs incurred in connection with the Multicare Transaction and the purchase of the Multicare rehabilitation therapy business, and approximately $10,700,000 of subordinated management fees due from Multicare.

On April 26, 1998, Genesis Health Ventures, Inc. and its wholly owned subsidiary V Acquisition Corporation, a Delaware corporation ("Newco"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"). Pursuant to the Merger Agreement, Vitalink will merge with and into Newco, and Newco shall be the surviving corporation (the "Merger"). Each share of Vitalink Common Stock, par value .01 per share, (the "Vitalink Common Stock") will be converted in the Merger into the right to receive (1) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value .01 per share, ("Genesis Preferred"), (2) $22.50 per share in cash, or (3) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"), subject to statutory appraisal rights. The Genesis Preferred will have an initial annual dividend of 5.9375%. The total consideration to be paid to stockholders of Vitalink to acquire their shares (including shares which may be issued upon the exercise of outstanding options) is approximately $600,000,000, of which approximately 50% will be paid in cash and 50% in Genesis Preferred. As a result of the Merger, Genesis will assume approximately $90,000,000 of indebtedness Vitalink has outstanding. The transaction is subject to state regulatory and shareholder approval of both companies as well as receipt of financing. The shareholders meeting to vote upon the Vitalink Transaction is scheduled for August 26, 1998. The Company currently expects to close the transaction in late August 1998.

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

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Subsequently, Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. Additionally, ElderTrust has funded approximately $13,200,000 of a $15,100,000 commitment to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of its bank credit facility with the proceeds from these transactions. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust.

On July 21, 1998, Genesis announced an agreement in principle to extend its lease of seven eldercare centers in Maryland and New Jersey. Genesis acquired the leasehold rights of the seven properties with approximately 1,200 beds in its November 1993 acquisition of Meridian Healthcare, Inc. At that time, Genesis also received an option to purchase the seven facilities in 2003 for $59,000,000. The proposed transaction involves the sale of its leasehold rights and option to purchase the facilities to ElderTrust for $44,000,000, consisting of $39,000,000 in cash at closing and a $5,000,000 note. Following the sale of the leasehold rights and option, Genesis will sublease the seven facilities from ElderTrust for ten years with the option to extend its lease until 2018. The lease expense obligation is approximately $10,000,000 per year, which will be offset by the amortization of the gain upon the sale of the option. The transaction is expected to close by August 31, 1998 and is subject to the approval of the Board of Directors of Genesis Health Ventures, the owners of the seven facilities, and lenders.

In October 1997, in connection with the Multicare Transaction, Genesis entered into a new credit facility with Mellon Bank, N.A., Citicorp Securities, Inc., Citibank N.A., First Union Capital Markets Corp., First Union National Bank and NationsBank, N.A. (the "Lenders") pursuant to which the Lenders provided Genesis and its subsidiaries with loan facilities totaling $850,000,000 (the "Genesis Bank Financing") for the purpose of refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Merger; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Genesis Bank Financing facilities consist of three $200,000,000 term loans (collectively, the "Term Loans"),a $250,000,000 revolving credit loan (the "Revolving Credit Facility") which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $15,000,000. The Term Loans amortize in quarterly installments beginning in fiscal 1998 through 2005, of which $26,500,000 is payable in fiscal 1998. The Term Loans consist of (1) a $200,000,000 six year term loan (the "Tranche A Term Facility"); (2) a $200,000,000 seven year term loan (the "Tranche B Term Facility"); and (3) a $200,000,000 eight year term loan (the "Tranche C Term Facility"). The Revolving Credit Facility becomes payable in full on September 30, 2003.

The Genesis Bank Financing facilities are secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including the Genesis Elder Care Corp.) other than stock of Multicare and its subsidiaries. Loans under the Genesis Bank Financing bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBOR. Loans under the Tranche A Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.5% (currently 7.94%); loans under the Tranche B Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 2.75% (currently 8.44%); loans under the Tranche C Term Facility bear interest at an annual rate equal to LIBOR plus a margin up to 3.0% (currently 8.69%); loans under the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin up to 2.5% (currently 7.94%); and loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above referenced interest rates are changed periodically.

The Genesis Bank Financing contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Genesis and its affiliates to maintain the Management Agreement, the Put/Call Agreement, as defined below, and corporate separateness; and will cause Genesis to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature.

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

Cypress', TPG's and Nazem's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis, an extraordinary dividend or distribution or the occurrence of the leverage recapitalization of Genesis. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress, TPG and Nazem will have the right to terminate the Stockholders' Agreement and Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the Put option exercise price and Cypress, TPG and Nazem will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price. In the event of a bankruptcy or change of control of Genesis, the option price shall be payable solely in cash provided any such payment will be subordinated to the payment of principal and interest under the Genesis Bank Financing.

In December 1997, the Company purchased approximately 1,000,000 long-term call options on the Company's Common Stock. The Company's Board of Directors approved the purchase of up to 1,500,000 call options. The call options are purchased by the Company in privately negotiated transactions designated to take advantage of attractive share price levels, as determined by the Company's management, in compliance with covenants governing existing financing arrangements. The timing and the terms of the transactions, including maturities, will depend on market conditions, the Company's liquidity and covenant requirements under its financing arrangements, and other considerations. The Board of Directors also approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's current senior executive employees will be required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock. As of June 30, 1998, the Company loaned approximately $2,600,000 to senior executive employees to purchase the Company's Common Stock.

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

Pursuant to the Balanced Budget Act of 1997 (the "Act"), beginning on or after July 1, 1998, Medicare reimbursement for skilled nursing facilities will be on a prospective payment system ("PPS"). Skilled nursing facilities will be paid a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B during a period when a beneficiary is provided covered skilled nursing facility care. The per diem rate is adjusted based upon the resource utilization group of a resident. This payment will cover rehabilitation and non-rehabilitation ancillary services; however, the per diem rate will not cover physician, nursing, physician assistant and certain related services. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Act also required consolidated billing for skilled nursing facilities. The skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Due to system related problems, the Health Care Financing Administration announced publicly in July 1998 that this requirement of the Act would be postponed indefinitely.

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

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At August 7, 1998, approximately $166,500,000 was outstanding under the Revolving Credit Facility, and approximately $64,700,000 was available under the credit facilities after giving effect to approximately $18,800,000 in outstanding letters of credit issued under the credit facilities.

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

Year 2000

The Company is aware of the issues associated with the programming code in many existing computer systems (the "Year 2000" issue) as the millennium approaches. The Company has conducted a review of its computer systems to identify hardware and software affected by the Year 2000 issue. This issue affects computers systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

With respect to its existing computer systems, the Company is upgrading, generally, in order to meet the demands of its expanding business. In the process, the Company is taking steps to identify, correct, and/or reprogram and test its existing systems for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by late calendar year 1998, allowing adequate time for testing. The Company presently believes that with modification to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issue, there can be no assurances that the Company will be able to address the problem without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 1999. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("the Statement"). This statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. This Statement is effective for fiscal years beginning after December 15, 1998. The Company has not yet quantified the impact the adoption may have on its consolidated financial statements.

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

                  None

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number            Description
         ------            -----------

         27                Financial Data Schedule

         (b)   Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K on May 6, 1998 in connection with the Agreement and Plan of Merger by and between Genesis Health Ventures, Inc. and its wholly owned subsidiary V Acquisition Corporation and Vitalink Pharmacy Services, Inc. The Current Report on Form 8-K does not include financial statements.

                                  SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                              GENESIS HEALTH VENTURES, INC.


Date:  August 13, 1998        /s/ George V. Hager, Jr.
                              ------------------------------------------
                              George V. Hager, Jr.
                              Senior Vice President and Chief Financial Officer