Form 10-K
period 1998-09-30
GENESIS HEALTH VENTURES INC /PA
filed 1998-12-29
CIK 874265

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11666

                         GENESIS HEALTH VENTURES, INC.
             (Exact name of Registrant as specified in its charter)

                                                    101 East State Street
             Pennsylvania                         Kennett Square, PA  19348                       06-1132947
    (State or other jurisdiction of            (Address of principal executive                 (I.R.S. Employer
    incorporation or organization)               offices including zip code)                Identification Number)

                                 (610) 444-6350
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                                                  Name of each exchange on which registered
      -------------------                                                  -----------------------------------------
      Common Stock, par value $.02 per share                               New York Stock Exchange
      9 3/4% Senior Subordinated Debentures due 2005                       New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days. YES _X_ NO___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $281,820,464 (1). As of December 14, 1998, 35,227,558 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
  (Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting are incorporated by reference in Part III of this Report. Certain exhibits to the Company's Current Report on Form 8-K and 8-K/A dated October 10, 1997, July 11, 1996, May 3, 1996, November 30, 1995, August 18, 1995, November 30, 1993 and September 19, 1993, Registration Statement on Form S-1 (File No. 33-4007), Registration Statement on Form S-1 (File No. 33-51670), Registration Statement on Form S-3 (File No. 33-9350), Registration Statement on Form S-4 (File No. 333-15267), Registration Statement on Form S-4 (File No. 333-58221), Registration Statement on Form S-8 (File No. 333-53043), Annual Reports on Form 10-K for the fiscal years ended September 30, 1996, 1995, 1993 and 1992, and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1998, March 31, 1997, March 31, 1996 and March 31, 1994, Registration Statement on Form 8-A dated May 11, 1995, Filing on Schedule 13D on May 6, 1998 and the Tender Offer Statement on Schedule 14D-1 filed by Genesis Eldercare Corp. on June 20, 1997 are incorporated by reference as Exhibits in Part IV of this Report.

----------------------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the last reported sale price for the Company's Common Stock on December 14, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                      INDEX
                                                                            PAGE

Cautionary Statements Regarding Forward Looking Statements                     2

ITEM 1:  BUSINESS

         General ..............................................................8
         Basic Healthcare Services.............................................9
         Specialty Medical Services............................................9
         Management Services and Other........................................10
         Strategic ClinicalInitiatives........................................11
         Revenue Sources......................................................11
         Marketing............................................................13
         Personnel............................................................14
         Employee Training and Development....................................14
         Governmental Regulation..............................................15
         Competition..........................................................16
         Insurance............................................................17


ITEM 2:  PROPERTIES...........................................................18

ITEM 3:  LEGAL PROCEEDINGS....................................................18

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................19

ITEM 4.1:  EXECUTIVE OFFICERS.................................................20

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS......................................22

ITEM 6:  SELECTED FINANCIAL DATA..............................................23

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................25

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................40

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................63


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................63

ITEM 11:  EXECUTIVE COMPENSATION..............................................63

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......63

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................63

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K......63

           Cautionary Statements Regarding Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicare and Medicaid programs, the Company's ability to meet its liquidity needs and control costs and expected future capital expenditure requirements, the Company's arrangements with ElderTrust and the expected effects of the Vitalink Transaction, PPS (as defined) and Year 2000 compliance, certain statements contained in "Business" such as statements concerning strategy, government regulation and Medicare and Medicaid programs, certain statements in the Notes to Consolidated Financial Statements, such as certain of the pro forma adjustments; and other statements contained herein regarding matters that are not historical facts are forward-looking statements within the meaning of the Securities Act. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to the following: the Company's substantial indebtedness and significant debt service obligations; the Company's ability to secure the capital and the related cost of such capital necessary to fund future growth; changes in the United States healthcare system and other changes in applicable governmental regulations, including PPS, that might affect the Company's profitability; the Company's continued ability to operate in a heavily regulated environment and to satisfy regulatory authorities; the occurrence of changes in the mix of payment sources utilized by the Company's patients to pay for the Company's services; the adoption of cost containment measures; competition in the Company's industry; the Company's ability to identify suitable acquisition candidates, to consummate or complete development projects or to profitably operate or successfully integrate enterprises into the Company's other operations; the impact on the Company's information technology systems and the availability and cost of personnel trained in the Year 2000 compliance area, and the failure of the Company's payors, suppliers and other third parties to respond to the Company's inquiries as to whether the systems and equipment supplied to the Company are compliant and adequately remediate Year 2000 issues; and changes in general economic conditions.

Substantial Leverage and Debt Service; Restrictions on Indebtedness

The Company has substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1998, the Company had approximately $1,358,595,000 of long-term indebtedness which represented 61% of its total capitalization. The degree to which the Company is leveraged could have important consequences, including, but not limited to the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited or impaired; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations; (iii) the Company's operating flexibility with respect to certain matters is limited by covenants contained in certain debt agreements which limit the ability of the Company and its subsidiaries with respect to the incurrence of additional indebtedness and entering into sale and leaseback transactions or other loans, investments or guarantees, the creation of liens, the payment of dividends and sales of assets and set forth minimum net worth requirements; (iv) the Company's degree of leverage may make it more vulnerable to economic downturns and less competitive, may reduce its flexibility in responding to changing business and economic conditions and may limit its ability to pursue other business opportunities, to finance its future operations or capital needs, and to implement its business strategy; and (v) certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company to the risk of greater interest rates.

Required payments of principal and interest on the Company's indebtedness are expected to be financed from its cash flow from operations. The Company's ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness depends on the future performance of the Company's business, which will in turn be subject to financial, business, economic and other factors affecting the business and operations of the Company, including factors beyond its control, such as prevailing economic conditions. There can be no assurances that cash flow from operations will be sufficient to enable the Company to service its debt and meet its other obligations. If such cash flow is insufficient, the Company may be required to refinance all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing would be possible or that any such sales of assets or additional financing could be achieved. The Company also has significant long-term operating lease obligations with respect to certain of its eldercare centers.

Risk of Adverse Effect of Healthcare Reform; Medicare Prospective Payment System

In recent years, a number of laws have been enacted that have effected major changes in the health care system, both nationally and at the state level. The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, seeks to achieve a balanced federal budget, by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandated establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities ("SNFs") under which facilities will be paid a federal per diem rate for most covered nursing facility services (including pharmaceuticals).

Pursuant to the Balanced Budget Act, commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the resource utilization group ("RUG") which relates to the patient's diagnosis. In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility-specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Balanced Budget Act requires consolidated billing for skilled nursing facilities. Under the Balanced Budget Act, the skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents on a consolidated bill with the exception of physician, nursing, physician assistant and certain related services, even if such services were provided by outside suppliers. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Although consolidated billing was scheduled to begin July 1, 1998 for all services, it has been delayed until further notice for beneficiaries in a Medicare Part A stay in a skilled nursing facility not yet using PPS for the Medicare Part A stay. There can be no assurance that the Company will be able to provide skilled nursing services at a cost below the established Medicare level.

Congress continues to focus on efforts to curb the growth of federal spending on health care programs such as Medicare and Medicaid through changes in the payment methodology such as PPS. Congress' efforts have not been limited to skilled nursing facilities, but have and will most likely include other industry services. For example, the Balanced Budget Act also required that a prospective payment system for home health services be implemented.

Effective April 10, 1998, regulations were adopted by the Health Care Financing Administration, which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect.

The Balanced Budget Act also repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required Medicaid payments to certain health care providers to be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement system for long-term care, including pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

In July 1998, the Clinton Administration issued a new initiative to promote the quality of care in nursing homes. This initiative includes, but is not limited to (i) increased enforcement of nursing home safety and quality regulations;
(ii) increased federal oversight of state inspections of nursing homes; (iii) prosecution of egregious violations of regulations governing nursing homes; (iv) the publication of nursing home survey results on the Internet; and (v) continuation of the development of the Minimum Data Set ("MDS"), a national automated clinical data system. Accordingly, with this new initiative, it may become more difficult for eldercare facilities to maintain licensing and certification. The Company may experience increased costs in connection with maintaining its licenses and certifications as well as increased enforcement actions. In addition, beginning January 1, 1999, outpatient therapy services furnished by a skilled nursing facility to a resident not under a covered Part A stay or to non-residents who receive outpatient rehabilitation services will be paid according to the Medicare Physician Fee Schedule.

While the Company has prepared certain estimates of the impact of PPS, it is not possible to fully quantify the effect of the recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, there can be no assurance that the impact of PPS will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect the business of the Company.

Regulation

The federal government and all states in which the Company operates regulate various aspects of the Company's business. In particular, the development and operation of eldercare centers and the provision of healthcare services are subject to federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Eldercare centers and other providers of healthcare services, including pharmacies, are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, and to the extent applicable, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program and the ability to participate in other third party programs. The Company is also subject to inspection regarding record keeping and inventory control. The failure to obtain any required regulatory approvals or licenses by a provider could result in actions such as, but not limited to, where applicable, the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients to facilities, suspension or decertification from the Medicaid or Medicare program, restrictions on the ability to acquire providers or expand existing facilities and, in extreme cases, revocation of the facility's license or closure of a facility. There can be no assurance that the facilities or providers owned, leased or managed by the Company, or the provision of services and supplies by the Company, will meet or continue to meet the requirements for participation in the Medicaid or Medicare programs or that state licensing authorities will not adopt changes or new interpretations of existing laws that would adversely affect the Company.

Many states have adopted Certificate of Need or similar laws which generally require that the appropriate state agency approve certain acquisitions and determine that a need exists for certain bed additions, new services and capital expenditures or other changes prior to beds and/or new services being added or capital expenditures being undertaken. To the extent that Certificates of Need or other similar approvals are required for expansion of Company operations, either through center or provider acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays and expenses associated with obtaining such approvals. In addition, in most states the reduction of beds or the closure of a facility requires the approval of the appropriate state regulatory agency and if the Company were to reduce beds or close a facility, the Company could be adversely impacted by a failure to obtain or a delay in obtaining such approval.

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark legislations" which prohibit, with limited exceptions, the referral of patients for certain services, including home health services, physical therapy and occupational therapy, by a physician to an entity in which the physician has a financial interest and the federal "anti-kickback law" which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients or the purchasing, leasing, ordering or arranging for any goods, facility services or items for which payment can be made under Medicare and Medicaid. The Company is also subject to laws applicable to federal government contracts generally, such as the False Claims Act, which establishes liability for anyone making false statements to get a claim paid by the federal government. The federal government, private insurers and various state enforcement agencies have increased their scrutiny of providers, business practices and claims in an effort to identify and prosecute fraudulent and abusive practices. In addition, the federal government has issued recent fraud alerts concerning nursing services, double billing, home health services and the provision of medical supplies to nursing facilities; accordingly, these areas may come under closer scrutiny by the government. See "Business -- Governmental Regulation." Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

In the ordinary course of business, the Company's facilities receive notices of deficiencies following surveys for failure to comply with various regulatory requirements. From time to time, survey deficiencies have resulted in various penalties against certain providers and the Company. These penalties have included, but have not been limited to, monetary fines, temporary bans on the admission of new patients, decertifications and the placement of restrictions on the Company's ability to obtain or transfer Certificates of Need in certain states. Additionally, actions taken against one provider may subject eldercare centers under common control or ownership to adverse measures, including loss of licensure, loss of eligibility to participate in reimbursement programs and inability to expand or acquire new centers. There can be no assurance that future actions by state regulators will not result in penalties or sanctions which could have a material adverse effect on the Company.

Dependence on Reimbursement by Third Party Payors

For the years ended September 30, 1998, 1997, and 1996, respectively, the Company derived approximately 45%, 39% and 39% of its patient service revenue from private pay sources, 20%, 24% and 25% from Medicare and 35%, 37% and 36% from various state Medicaid agencies. Both governmental and private third party payors have employed cost containment measures designed to limit payments made to healthcare providers such as the Company. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of PPS under Medicare, the repeal of the Boren Amendment requiring Medicaid payments to be reasonable and adequate, and duration criteria which limit the services which will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. There can be no assurance that payments under governmental and private third party payor programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. The majority of the third party payor balances are settled within two or three years following the provision of services. The Company's financial condition and results of operations may also be affected by the timing of reimbursement payments and rate adjustments from third party payors. In addition, there can be no assurance that centers owned, leased or managed by the Company, or the provision of services and supplies by the Company, now or in the future will initially meet or continue to meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third party payors to contain the amount of reimbursement for healthcare services. In an attempt to limit the federal budget deficit, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for healthcare services. In certain states there have been actions taken or proposals made to eliminate the distinction in Medicaid payment for skilled versus intermediate care services and to establish a case mix prospective payment system pursuant to which the payment to a facility for a patient is based upon the patient's condition and need for services. The Company cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on the Company. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue. See "Business - Revenue Sources."

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate the Company as a preferred provider and/or engage the Company's competitors as a preferred or exclusive provider, the Company's business could be materially adversely affected. In addition, private payors, including managed care payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements.

For certain specialty medical services covered by the Medicare program, the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit. As the Company expands its specialty medical services, the costs of care for these patients are expected to exceed the regional reimbursement limits. As a result, the Company has submitted and will be required to submit, further exception requests to recover the excess costs from Medicare. There is no assurance the Company will be able to recover such excess costs under pending or any future requests. The failure to recover these excess costs in the future will adversely affect the Company's financial position and results of operations. When PPS is fully implemented, the Company will no longer be reimbursed on a cost basis under the Medicare program.

The Company is subject to periodic audits by Medicare and Medicaid programs, and the paying agencies for these programs have various rights and remedies against the Company if they assert that the Company has overcharged the programs or failed to comply with program requirements. Such payment agencies could seek to require the Company to repay any overcharges or amounts billed in violations of program requirements, or could make deductions from future amounts due to the Company. Such agencies could also impose fines, criminal penalties or program exclusions. Private pay sources also reserve rights to conduct audits and make monetary adjustments. See "Risk of Adverse Effect of Healthcare Reform; Medicare Prospective Payment System" and "Regulation".

Competition

The healthcare industry is highly competitive. The Company competes with a variety of other companies in providing eldercare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competing companies may offer newer or different centers or services than the Company and may thereby attract the Company's customers who are either presently customers of its eldercare centers or are otherwise receiving its eldercare services. As a result of the Vitalink Transaction, HCR-Manor Care, a publicly traded owner of eldercare centers that competes with the Company in certain markets, owns 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock (the "Genesis Preferred") which are convertible at the option of the holder into approximately 7,880,000 shares of the Company's Common Stock. Pursuant to the Vitalink Service Contracts, the Company's NeighborCare pharmacy operations provide services to HCR-Manor Care constituting approximately ten percent of the net revenues of NeighborCare. See "Business - Competition."

Risks Associated with Recent Acquisitions and Acquisition Strategy

The Company has recently completed several acquisitions of eldercare businesses. There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its recent acquisitions or from any future acquisitions or that such acquisitions will not adversely affect the Company's results of operations or financial condition. In addition, there can be no assurance that the Company will be able to locate suitable acquisition candidates in the future, consummate acquisitions on favorable terms or successfully integrate newly acquired businesses with the Company's operations. The consummation of acquisitions likely will result in the incurrence or assumption by the Company of additional indebtedness.

Year 2000 Compliance

The failure of the Company or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business work operations. The Company's potential risks include: (i) the inability to deliver patient care related services in the Company's facilities and / or in non-affiliated facilities; (ii) the delayed receipt of reimbursement from the federal or state governments, private payors or intermediaries, (iii) the failure of security systems, elevators, heating systems or other operational systems and equipment at the Company's facilities and (iv) the inability to receive critical equipment and supplies from vendors. Each of these events could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance".

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

Genesis is a leading provider of healthcare and support services to the elderly. The Company has developed the Genesis ElderCare(SM) delivery model of integrated healthcare networks to provide cost-effective, outcome-oriented services to the elderly. Through these integrated healthcare networks, Genesis provides basic healthcare and specialty medical services to more than 175,000 customers, including approximately 40,000 customers who are residents in eldercare facilities. Genesis operates primarily in five regional markets in which over 11,100,000 people over the age of 65 reside. The networks include 326 eldercare centers with approximately 42,200 beds; nine primary care physician clinics; approximately 85 physicians, physician assistants and nurse practitioners; 11 medical supply distribution centers serving over 1,000 eldercare centers with over 80,000 beds; an integrated NeighborCare(SM) pharmacy operation with over $900,000,000 in annualized revenues, including 79 long-term care pharmacies serving approximately 263,000 institutional beds; 34 community-based pharmacies; infusion therapy services; and certified rehabilitation agencies providing services through over 600 contracts. The Company also provides diagnostic and hospitality services in selected markets and operates a group purchasing organization. Genesis has concentrated its eldercare networks in five geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia/Delaware Valley); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia); Southern Region (Central Florida); and Allegheny Region (West Virginia/Western Pennsylvania/Eastern Ohio/Illinois/Wisconsin). The Company believes that it is the largest operator of eldercare center beds in the states of New Hampshire, Massachusetts, New Jersey, Pennsylvania, Maryland and West Virginia.

The Company's eldercare services focus on the central medical and physical issues facing the more medically demanding elderly. By integrating the talents of physicians with case management, comprehensive discharge planning and, where necessary, home support services, the Company believes it provides cost-effective care management to achieve superior outcomes and return customers to the community. The Company believes that its orientation toward achieving improved customer outcomes through its eldercare networks has resulted in increased utilization of specialty medical services, high occupancy of available beds, enhanced quality payor mix and a broader base of repeat customers. Specialty medical services revenues have increased at a compound annual rate of 56% from the fiscal year ended September 30, 1994 to the fiscal year ended September 30, 1998 and comprise 52% of the Company's revenues for the fiscal year ended September 30, 1998. Specialty medical services typically generate higher profit margins than basic healthcare services and are less capital intensive.

The Company's long-term growth strategy is to enhance its existing eldercare networks, establish new eldercare networks in markets it deems attractive and broaden its array of high margin specialty medical services through internal development and selected acquisitions. Consistent with its strategy, the Company has made selected acquisitions of, and investments in, eldercare centers and rehabilitation and pharmacy companies, including the August 28, 1998 Vitalink Transaction. The Company has undertaken several initiatives to position itself to compete in the current healthcare environment. These initiatives include: (i) establishing a strategic division to develop clinical care protocols and monitor the delivery and utilization of medical care; (ii) developing a clinical administration and healthcare management information system; (iii) establishing and marketing the Genesis ElderCare(SM) brand name and establishing Genesis ElderCare (SM) toll-free telephone lines along with other trademarks, to increase awareness of the Company's eldercare services in the healthcare market;
(iv) seeking strategic alliances with other healthcare providers to broaden the Company's continuum of care; and (v) creating an independent eldercare advisory board to formulate new and innovative approaches in the delivery of care.

Basic Healthcare Services

Genesis operates 302 eldercare centers located in 16 states. The centers offer three levels of care for their customers: skilled, intermediate and personal. Skilled care provides 24-hour per day professional services of a registered nurse; intermediate care provides less intensive nursing care; and personal care provides for the needs of customers requiring minimal supervision and assistance. Each eldercare center is supervised by a licensed healthcare administrator and employs a Medical Director to supervise the delivery of healthcare services to residents and a Director of Nursing to supervise the nursing staff. The Company maintains a corporate quality assurance program to monitor regulatory compliance and to enhance the standard of care provided in each center.

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

The following table sets forth, for the periods indicated, information regarding the Company's average number of beds in service and the average occupancy levels at its eldercare centers during the respective fiscal years.


                                                     1998          1997          1996
---------------------------------------------------------------------------------------
  Average Beds in Service: (1)
  Owned and Leased Facilities                       15,137        15,132         9,429
  Managed and Jointly-Owned Facilities              24,234         6,101         5,030
  Occupancy Based on Average Beds in Service:
  Owned and Leased Facilities                          91%           91%           93%
  Managed and Jointly-Owned Facilities                 92%           92%           93%
---------------------------------------------------------------------------------------

(1) Excludes beds in facilities which were unavailable for occupancy due to renovations.

Specialty Medical Services

The Company emphasizes the delivery of specialty medical services which typically requires smaller capital investment and generates higher profit margins than providing basic healthcare services. The Company provides the specialty medical services described below.

Institutional Pharmacy and Medical Supply Services. The Company, through its NeighborCare (SM) pharmacy subsidiaries which have over $900,000,000 in annualized revenues, provides pharmacy and other services, including infusion therapy and medical supplies and equipment, to eldercare centers it operates, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. The Company's institutional pharmacy and medical supply services were developed to provide the products and support services required in the healthcare market. Institutional pharmacy services are designed to help assure quality of care and to control costs at the facilities served. Medical supply services are designed to assure availability and control through maintenance of a comprehensive inventory, extensive delivery services and special ordering and tracking systems. The Company also provides pharmacy consulting services to assure proper and effective drug therapy. The Company provides these services through 79 institutional pharmacies (of which one is jointly-owned) and 11 distribution centers located in its various market areas. In addition, the Company operates 34 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 89% of the sales attributable to all pharmacy operations in Fiscal 1998 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

Rehabilitation Therapy. The Company provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy, through seven certified rehabilitation agencies in all five of its regional market concentrations. These services are provided by approximately 1,800 licensed rehabilitation therapists and assistants employed by Genesis to substantially all of the eldercare centers the Company operates, as well as by contract to healthcare facilities operated by others.

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

Other Services. The Company employs or has consulting arrangements with approximately 85 physicians, physician assistants and nurse practitioners who are primarily involved in designing and administering clinical programs and directing patient care. The Company also provides an array of other specialty medical services in certain parts of its eldercare networks, including portable x-ray and other diagnostic services; home healthcare services; and hospitality services such as dietary, housekeeping, laundry, plant operations and facilities management services.

Management Services and Other

Management Services. The Company provides management services to 189 eldercare centers pursuant to management agreements that provide generally for the Company's day-to-day responsibility for the operation and management of the centers. In turn, Genesis receives management fees, depending on the agreement, computed as either an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The various management agreements, including option periods, terminate between 1999 and 2017. The Company has extended various mortgage and other loans to certain facilities under management contract. See "Notes to Consolidated Financial Statements - Footnote 9 Notes Receivable and Other Investments."

Genesis provides development services for a fee in an amount equal to five percent of the total cost of developing and completing facilities developed by Adult Community Total Services, Inc. The contract extends through December 2002 and Genesis is guaranteed a minimum annual development fee of $1,500,000.

Group Purchasing. The Company's subsidiary, The Tidewater Healthcare Shared Services Group, Inc. ("Tidewater"), is one of the largest group purchasing companies in the Midatlantic region. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities. Tidewater's services are contracted to approximately 2,200 members with over 236,000 beds in 44 states and the District of Columbia.

Strategic Clinical Initiatives

The Company has undertaken several initiatives to position itself to compete effectively in the current healthcare environment. The Company has established a strategic division which is responsible for developing clinical care protocol and monitoring the delivery and utilization of medical care. The Company has also developed a clinical administration and healthcare management information system to monitor and measure clinical and patient outcome data for use by healthcare providers and the Company. The Company is also seeking strategic alliances with selected providers in order to further the continuum of care, increase market share and customer acceptance and create strategic affiliations for negotiating with payors in a managed care environment. In addition to these initiatives, the Company has established toll-free telephone lines and consolidated its core business under the Genesis ElderCare(SM) brand name in an effort to increase the Company's visibility among current and potential customers, payors and other healthcare providers. The Company has also created an independent eldercare advisory board composed of individuals with distinguished credentials in geriatric care to formulate new and innovative approaches in the delivery of care.

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

Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Implementation of the Company's strategy to expand specialty medical services to independent providers should reduce the impact of changes in the Medicare and Medicaid reimbursement programs on the Company as a whole. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on the Company.

Pursuant to the Balanced Budget Act, commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the RUG. In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Balanced Budget Act also required consolidated billing for skilled nursing facilities. Under the Balanced Budget Act, the skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services, even if such services were provided by outside suppliers. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Although consolidated billing was scheduled to begin July 1, 1998 for all services, it has been delayed until further notice for beneficiaries in a Medicare Part A stay in a skilled nursing facility not yet using PPS for the Medicare Part B Stay.

Under the Part A reimbursement methodology applicable to periods prior to the implementation of PPS, each eldercare center receives an interim payment during the year which is adjusted to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. For services not billed through each eldercare center, the Company's specialty medical operations bill Medicare directly for nutritional support services, infusion therapy, certain medical supplies and equipment, physician services and certain therapy services as provided. Medicare payments for these services may be based on reasonable cost charges or a fixed-fee schedule determined by Medicare. As the Company is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit, to the extent that the Company expands its specialty medical services, the costs of care for these patients is expected to exceed the regional reimbursement limits. As a result, the Company has submitted and will be required to submit further exception requests to recover such excess costs under pending or any requests from Medicare. There can be no assurances that the Company will be able to recover such excess costs under pending or future requests. The failure to recover these excess costs in the future would adversely affect the Company's financial position and results of operations. Medicare payments for these services may be based on reasonable cost charges or a fixed-fee schedule determined by Medicare.

Medicaid is the state administered reimbursement program that covers both skilled and intermediate long-term care. Although Medicaid programs vary from state to state, typically they provide for payment for services including nursing facility services, physician's services, therapy services and prescription drugs, up to established ceilings, at rates based upon cost reimbursement principles. Reimbursement rates are typically determined by the state from cost reports filed annually by each center, on a prospective or retrospective basis. In a prospective system, a rate is calculated from historical data and updated using an inflation index. The resulting prospective rate is final, but in some cases may be adjusted pursuant to an audit. In this type of payment system, center cost increases during the rate year do not affect payment levels in that year. In a retrospective system, final rates are based on reimbursable costs for that year. An interim rate is calculated from previously filed cost reports, and may include an inflation factor to account for the time lag between the final cost report settlement and the rate period. Consequently, center cost increases during any year may affect revenues in that year. Certain states are scheduled to convert, or have recently converted, from a retrospective system, which generally recognizes only two or three levels of care, to a case mix prospective pricing system, pursuant to which payment to a center for patient services directly considers the individual patient's condition and need for services. Moreover, the Balanced Budget Act also repealed the Boren Amendment which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Balanced Budget Act, states must now use a public notice and comment process for determining Medicaid rates, rate methodology and justifications. It is unclear what the impact of the Balanced Budget Act will have on the Company. The Company employs specialists in reimbursement at the corporate level to monitor both Medicaid and Medicare regulatory developments to comply with all reporting requirements and to insure appropriate payments.

The following table reflects the allocation of customer service revenues among these sources of revenue.


                           1998       1997       1996      1995      1994
---------------------------------------------------------------------------
Private pay and other       45%        39%        39%       38%        41%
Medicaid                     35        37         36        41         43
Medicare                     20        24         25        21         16
---------------------------------------------------------------------------
Total                      100%       100%       100%      100%       100%
---------------------------------------------------------------------------

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

In Fiscal 1996, the Company announced a consolidation of its core business under the name Genesis ElderCare (SM). The Genesis ElderCare logo and service mark have been featured in a series of print advertisements in publications serving the regional markets in which the Company operates. The Company's marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. The Company is using advertising, including the Company's toll free ElderCare Lines, to promote its brand name in trade, professional and business publications and to promote services directly to consumers.

The consumer advertising effort was significantly increased beginning in January 1998 to build awareness of the Genesis ElderCare brand among family caregivers and elders living in the community. The advertising effort, which is concentrated in the Company's key geographic markets, uses television, consumer magazines, and direct mail to motivate consumers who need any of the Company's services to call one of the Company's regional toll-free ElderCare Lines where they are directed to the appropriate resource.

Personnel

At November 30, 1998, Genesis and its subsidiaries (including Multicare) employed over 45,000 people, including approximately 34,500 full-time and 10,000 part-time employees. Approximately 20% of these employees are physicians and nursing and professional staff. Approximately 15,000 of these employees are employed by Multicare.

The Company currently has collective bargaining agreements which relate to 61 facilities, including 27 facilities operated by Multicare. The agreements expire at various dates from 1998 through 2001 and cover approximately 5,000 employees. In addition, certain of the Company's facilities have been subject to an aggressive union organizing campaign. The Company believes that its relationship with its employees is generally good.

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

In addition, Genesis has established an internal training and development program for both nurse assistants and nurses. Employee training is emphasized by the Company through a variety of in-house programs as well as a tuition reimbursement program. The Company has established, company-wide, the Genesis Nursing Assistant Specialist Program. This program is offered on a joint basis with community colleges. Classes are held on the employees' time, last for approximately six months and provide advanced instruction in nursing care. The Company pays the tuition. When all of the requirements for class participation have been met through attendance, discussion and examinations, the nurses aide graduates and is awarded the title of Nursing Assistant Specialist and receives a salary adjustment. The Company has maintained a retention rate of 77% since 1990 of the nurses aide graduates. Approximately 1,450 nurses aides have graduated from the Genesis Nursing Assistant Specialist Program and received an increase in salary. As the nurse aide continues through the career ladder, the Company continues to provide incentives. At the next level, Senior Nursing Assistant Specialist, the employee receives another increase in salary and additional tuition reimbursement of up to $2,250 toward becoming a Licensed Practical Nurse ("LPN") or Registered Nurse ("RN") and at the Senior Nursing Assistant Specialist Coordinator level, tuition reimbursement increases to a maximum of $3,000 per year towards a nursing degree.

The Company began a junior level management and leadership training program in 1990 referred to as the Pilot Light Program. The target audience for this training is RN's and LPN's occupying charge nurse positions within the Company's nursing centers as well as junior level managers throughout the Genesis networks. Over 800 participants have graduated from this program.

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

All of the Company's eldercare centers and healthcare services, to the extent required, are licensed under applicable law. All eldercare centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid, Medicare or Veterans Administration programs. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all eldercare centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. The Company believes that its centers are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. Genesis reviews such notices and takes appropriate corrective action. In most cases, Genesis and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a provider, including the imposition of fines, temporary suspension of admission of new patients to the center, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a center's license. These actions may adversely affect the eldercare centers' ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse measures, including loss of licensure or eligibility to participate in Medicare and Medicaid programs. Certain of the Company's providers have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was taking steps to decertify the centers from participation in Medicare and Medicaid programs. Except as described below, in all cases, such deficiencies were remedied before any providers were decertified. On July 14, 1998, the Company announced that it received notice from NewCourtland, owner of eight nursing centers in the Philadelphia area, of the termination of its management agreements for these centers effective July 31, 1998. This notice follows the revocation on June 25, 1998 of the operating license at one of the NewCourtland Centers. The center had a long-standing history of regulatory compliance difficulties dating back many years prior to Genesis' management.

All but 30 of the Genesis eldercare owned and leased centers provide skilled nursing services and are currently certified to receive benefits provided under Medicare for these services. Additionally, all Genesis and Multicare eldercare centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of an eldercare center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

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

The Company is also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. These laws also include the "Stark legislations" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest. In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company. Although the Company has contractual arrangements with some healthcare providers to which the Company pays fees for services rendered or products provided, the Company believes that its practices are not in violation of these laws. The Company cannot accurately predict whether enforcement activities will increase or the effect of any such increase on its business. There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. In particular, the federal government has issued recent fraud alerts concerning double billing, home health services and the provision of medical supplies to nursing facilities. Accordingly, it is anticipated that these areas may come under closer scrutiny by the government. The Company cannot accurately predict the impact of any such initiatives. See "Cautionary Statements Regarding Forward Looking Statements."

Competition

The Company competes with a variety of other companies in providing healthcare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than the Company. Competing companies may offer newer or different centers or services than the Company and may thereby attract the Company's customers who are either presently residents of its eldercare centers or are otherwise receiving its healthcare services. As a result of the Vitalink Transaction, HCR-Manor Care, a publicly traded owner of eldercare centers that competes with the Company in certain markets, owns 586,240 shares of Genesis Preferred which are convertible at the option of the holder into approximately 7,880,000 shares of the Company's Common Stock. Pursuant to the Vitalink Service Contracts, the Company's NeighborCare pharmacy operations provide services to HCR-Manor Care constituting approximately ten percent of the net revenues of NeighborCare.

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

Insurance

Genesis carries property and general liability insurance, professional liability insurance, and medical malpractice insurance coverage in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage. Genesis also requires that physicians practicing at its eldercare centers carry medical malpractice insurance to cover their individual practices.

ITEM 2:  PROPERTIES

Facilities

The following table provides information by state regarding the eldercare centers owned, leased and managed by Genesis as of November 30, 1998. Included in Managed Centers are 116 jointly-owned facilities with 13,271 beds. Member Centers consist of independently owned facilities that, for a fee, have access to many of the resources and capabilities of the Genesis Eldercare Networks, including participation in Genesis' managed care contracts, preferred provider arrangements and group purchasing arrangements. These centers typically purchase an array of ancillary services from Genesis.

                        Wholly-Owned
                          Centers        Member Centers     Leased Centers   Managed Centers          Total

                     Centers    Beds    Centers   Beds    Centers    Beds    Centers    Beds    Centers     Beds
-----------------------------------------------------------------------------------------------------------------
Pennsylvania            16      2,228       5       645       4       503       30      4,100       55      7,476
Massachusetts            8      1,092       1       123       1       100       39      5,138       49      6,453
Maryland                13      2,089      11     2,041       7       990        6        907       37      6,027
New Jersey              12      1,571       1       178       4       616       26      3,630       43      5,995
Florida                  4        598       -         -      12     1,409       12      1,308       28      3,315
Connecticut              4        615       1       190       1       120       13      1,866       19      2,791
West Virginia            -          -       -         -       2       180       23      1,983       25      2,163
Virginia                 2        421       1       200       4       670        2        175        9      1,466
New Hampshire            8        808       -         -       5       440        -          -       13      1,248
Delaware                 4        522       4       539       -         -        1        158        9      1,219
Ohio                     -          -       -         -       -         -       14      1,128       14      1,128
Illinois                 -          -       -         -       -         -       10        968       10        968
Wisconsin                -          -       -         -       -         -        7        941        7        941
Rhode Island             -          -       -         -       -         -        3        373        3        373
North Carolina           -          -       -         -       -         -        2        340        2        340
Vermont                  2        256       -         -       -         -        1         58        3        314
-----------------------------------------------------------------------------------------------------------------
Totals                  73     10,200      24     3,916      40     5,028      189     23,073      326     42,217
-----------------------------------------------------------------------------------------------------------------

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

On or after April 29, 1998, certain shareholders of Vitalink Pharmacy Services, Inc. ("Vitalink") (the "Plaintiffs") filed four separate actions in Delaware state court against Vitalink, certain of its officers and directors (the "Individual Defendants"), Genesis and HCR-Manor Care (collectively, the "Defendants") alleging, among other things, that Vitalink, the Individual Defendants and HCR-Manor Care breached certain duties owed to the Plaintiffs in connection with the Merger Agreement and certain of the transactions contemplated thereby, and that Genesis has knowingly aided and abetted that alleged breach (the "Stockholders Litigation"). In their complaints, the Plaintiffs sought damages and preliminary and permanent relief to enjoin the Defendants for consummating the Merger and Memorandum of Understanding pursuant to which they agreed in principle, subject to the execution of a written Stipulation of Settlement and approval by the court, to settle the Stockholders Litigation by (a) allowing the Series G Cumulative Convertible Preferred Stock, par value $.01 per share (the "Genesis Preferred") received by the Vitalink minority stockholders in connection with the Merger to become freely transferable beginning August 28, 1999 and (b) including certain additional disclosures in the proxy statement/prospectus related to the Vitalink Transaction.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 26, 1998, the Company held a Special Meeting of its shareholders. Proxies were solicited and the Special Meeting held to consider and act upon the following matters:

(1) The Merger Agreement, and the transactions contemplated thereby, including the issuance of shares of Genesis Preferred received 19,480,818 votes for approval, 366,318 against approval and 133,571 abstentions.

(2) The authorization of the Genesis Board, in its discretion, to vote upon such other business as may properly come before the Special Meeting and any adjournment or postponement thereof, including, without limitation, a motion to adjourn the Special Meeting to another time or place for the purpose of soliciting additional proxies in order to approve and adopt the transactions contemplated by the Merger Agreement or otherwise received 14,241,042 votes for approval, 4,480,914 against approval and 1,284,751 abstentions.

ITEM 4.1:  EXECUTIVE OFFICERS

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company.

Name                     Age     Position
Michael R. Walker        50      Chairman and Chief Executive Officer
Richard R. Howard        49      Vice Chairman and Director
David C. Barr            48      Vice Chairman and Chief Operating Officer
Michael G. Bronfein      43      President, NeighborCare Pharmacies
George V. Hager, Jr.     42      Senior Vice President and Chief Financial Officer
Maryann Timon            45      Senior Vice President, Managed Care
Marc D. Rubinger         49      Senior Vice President and Chief Information Officer
Barbara J. Hauswald      39      Vice President and Treasurer
James V. McKeon          34      Vice President and Corporate Controller

Michael R. Walker is the founder of the Company and has served as Chairman and Chief Executive Officer of the Company since its inception. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker has served as Chairman of the Board of Trustees of ElderTrust since its inception in January 1998.

Richard R. Howard has served as a director of the Company since its inception, as Vice President of Development from September 1985 to June 1986, as President and Chief Operating Officer from June 1986 to April 1997, as President from April 1997 to November 1998 and as Vice Chairman since November 1998. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

David C. Barr has served as Executive Vice President of the Company since October 1988, as Chief Operating Officer since April 1997 and as Vice Chairman since November 1998. Prior to joining Genesis, Mr. Barr was a principal of a private consulting firm, Kane Maiwurm Barr, Inc., which provided management consulting for small and medium-sized firms. Prior to forming this firm, he served as Executive Vice President of Allegheny Beverage Corporation, a service conglomerate. During 1984 and 1985, Mr. Barr served with Equibank, Pittsburgh, Pennsylvania, where he held several positions including Executive Vice President of Corporate Banking. Mr. Barr graduated in 1972 from the University of Miami with a Bachelor of Science degree in Accounting.

Michael G. Bronfein joined the Company in June 1996 as the President of NeighborCare, which was acquired by Genesis in June 1996. Prior to joining NeighborCare in 1991, Mr. Bronfein held the position of Senior Vice President and Head of Commercial Finance Lending for Signet Banking Corporation in Maryland, Virginia and Washington, D.C. In addition to his position with the Company, Mr. Bronfein serves as the Chairman of the Board of Health Objects Corporation and on the National Board of Advisors - University of Maryland School of Pharmacy. Mr. Bronfein received a Bachelors of Science Degree in Accounting from the University of Baltimore. He is a certified public accountant and is a member of the AICPA and MACPA.

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

Marc D. Rubinger has served as Senior Vice President and Chief Information Officer since April 1997. From November 1995 to April 1997, Mr. Rubinger served as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Rubinger served as General Manager-Decision Support Systems of Shared Medical Systems. From 1975 through 1986, Mr. Rubinger was with Ernst & Young in their national healthcare consulting practice, most recently as a partner. Mr. Rubinger received a Bachelor of Arts degree in Bioscience from Binghamton University in 1971 and a Masters of Health Administration and Planning from The George Washington University in 1973.

Barbara J. Hauswald has served as Vice President and Treasurer since April 1998. Prior to joining the Company, Ms. Hauswald served as First Vice President in the Health Care Banking Department of Mellon Bank N.A. Ms. Hauswald has over 16 years of commercial banking experience. She received a Bachelor of Science degree in Commerce in 1981 from the University of Virginia.

James V. McKeon has served as Vice President and Corporate Controller of Genesis since April 1997. Mr. McKeon joined the Company in June 1994 as Director of Financial Reporting and Investor Relations and served as Vice President of Finance and Investor Relations from November 1995 to April 1997. From September 1986 until June 1994, Mr. McKeon was employed by KPMG Peat Marwick LLP, most recently as Senior Manager. He received a Bachelor of Science degree in Accountancy from Villanova University in 1986. Mr. McKeon is a certified public accountant and a member of the AICPA and PICPA.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The following table indicates the high and low sale prices per share, as reported on the New York Stock Exchange.

Calendar Year                    High                        Low
1998
First Quarter                   $39.75                      $24.88
Second Quarter                  $28.38                      $21.25
Third Quarter                   $25.50                      $11.06
Fourth Quarter *                $15.00                       $7.81
1997
First Quarter                   $37.87                      $28.25
Second Quarter                  $37.50                      $25.38
Third Quarter                   $39.75                      $32.38
Fourth Quarter                  $39.75                      $21.75

* Through December 14, 1998

As of December 14, 1998, 35,227,558 shares of Common Stock were held of record by 722 shareholders. The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Certain of the Company's outstanding loans contain covenants which limit the Company's ability to declare dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements".

ITEM 6: SELECTED FINANCIAL DATA

                                                     1998           1997         1996         1995         1994
Statement of Operations Data
(in thousands, except per share data)
Net revenues                                     $1,405,305    $1,099,823      $ 671,469    $486,393     $388,616
Operating income before capital costs*              134,690       184,868        127,024       93,253      69,373
Earnings (loss) before income taxes,
   extraordinary items and cumulative effect
   of  an accounting change                        (30,479)        75,232        58,086       40,296       27,710
Earnings (loss) before extraordinary items
   and cumulative effect of an accounting
   change                                          (22,321)        48,144        37,169       25,531       17,691
Net income (loss) available to common shareholders (25,900)        47,591        37,169       23,608       17,673
Per common share data (Diluted):
Earnings (loss) before extraordinary items
   and cumulative effect of an accounting
   change                                        $   (0.68)    $     1.34      $   1.29     $   1.03     $   0.84
Net income (loss) available to
   common shareholders                               (0.74)          1.33          1.29         0.97         0.84
Weighted average shares of common stock and
   equivalents                                      35,159         36,120        31,058       28,307       24,747
-----------------------------------------------------------------------------------------------------------------
Financial Measurements
Operating income before capital costs * as a
   percent of revenue                                  9.6%         16.8%         18.9%        19.2%        17.8%
Earnings (loss) before income taxes,
   extraordinary items and cumulative effect
   of an accounting change as a percent of
   revenue                                           (2.2%)          6.8%          8.6%         8.3%         7.1%
Return ** (before interest) on average
   assets employed                                     2.8%          5.7%          6.9%         7.0%         6.2%
Return** on average shareholders' equity             (3.8%)          8.4%         11.4%        12.3%        11.6%
Long-term debt to equity ratio                         1.55          1.07           .66          1.4          1.3
-----------------------------------------------------------------------------------------------------------------
Operating Data
Payor Mix (as a percent of patient service
   revenue)
     Private  pay and other                             45%           39%           39%          38%          41%
     Medicare                                           20%           24%           25%          21%          16%
     Medicaid                                           35%           37%           36%          41%          43%
Average owned/leased eldercare center beds           15,137        15,132         9,429        8,268        7,530
Occupancy Percentage                                  91.5%         91.0%         92.6%        91.9%        91.9%
Specialty medical revenue per patient day -
   eldercare centers                             $    37.57    $    33.84      $  29.94     $  25.06     $  17.80
Specialty medical revenues - eldercare
   services (in thousands)                       $  664,486    $  432,752      $254,663     $154,833     $109,452
Average managed life care units and health
   center beds                                       24,234         6,101         5,030       10,374        9,992
Average full-time equivalent personnel               37,708        27,700        16,325       12,180        8,623
-----------------------------------------------------------------------------------------------------------------

                                                     1998           1997         1996         1995         1994
Balance Sheet Data (in thousands)
Working capital                                  $  305,718    $  226,930      $155,491     $132,274      $66,854
Total assets                                      2,627,368     1,434,113       950,669      600,389      511,698
Long-term debt                                    1,358,595       651,667       338,933      308,052      250,807
Shareholders' equity                             $  875,072    $  608,021      $514,608     $221,548     $195,466

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

The Company generates revenues from three sources: basic healthcare services, specialty medical services and management services and other. The Company includes in basic healthcare services revenues all room and board charges for its eldercare customers at its 113 owned and leased eldercare centers. Specialty medical services include all revenues from providing rehabilitation therapies, institutional pharmacy and medical supply services. Management services and other include fees earned for management of eldercare centers, other service related businesses and transactional revenues.

Certain Transactions

Vitalink Transaction

On August 28, 1998, Genesis and its wholly-owned subsidiary V Acquisition Corporation ("Newco") consummated an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"), pursuant to which Vitalink merged with and into Newco (the "Vitalink Transaction"). Each share of Vitalink Common Stock, par value $.01 per share (the "Vitalink Common Stock"), was converted in the merger into the right to receive (i) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value $.01 per share (the "Genesis Preferred"), (ii) $22.50 in cash, or (iii) a combination of cash and shares of Genesis Preferred (collectively, the " Merger Consideration"). The Merger Consideration paid to stockholders of Vitalink to acquire their shares (including shares which may have been issued upon the exercise of outstanding options) was $590,200,000, of which 50% was paid in cash and 50% in Genesis Preferred. The Genesis Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without the consent of the Company. The Genesis Preferred is convertible into Genesis common stock, par value $.02 per share (the "Common Stock"), at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of Common Stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. Vitalink's total net revenues for the fiscal years ended May 31, 1997 and 1998, were $274,000,000 and $494,000,000, respectively. As a result of the merger, Genesis assumed approximately $87,000,000 of indebtedness Vitalink had outstanding. The cash portion of the purchase price was funded through borrowings under the Credit Facility. See " Liquidity and Capital Resources."

Pursuant to four agreements with HCR-Manor Care, Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to facilities operated by HCR-Manor Care (the "Service Contracts"). Vitalink is not restricted from providing similar contracts to non-HCR-Manor Care facilities. The current term of each of the Service Contracts extends through September 2004, subject to annual renewals provided therein.

New Courtland

On July 14, 1998, the Company announced that it received notice from NewCourtland, Inc. ("NewCourtland"), owner of eight nursing centers in the Philadelphia area, of the termination of its management agreements for these centers effective July 31, 1998. This notice follows the revocation on June 25, 1998 of the operating license at one of the NewCourtland centers. The center had a long-standing history of regulatory compliance difficulties dating back many years prior to Genesis' management. The Company believes that the termination notice was inappropriate and has instituted suit against NewCourtland and other related parties to recover unpaid balances due Genesis, the estimated future operating profits of the terminated management agreements, as well as consequential damages. The annualized revenue from the contracts is approximately $3,800,000.

ElderTrust Transactions

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust. Additionally, ElderTrust has funded approximately $13,200,000 of a $15,100,000 commitment to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of the Credit Facility with the proceeds from these transactions. In September 1998, the Company sold its leasehold rights and option to purchase seven eldercare facilities acquired in its November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000,000, including $35,500,000 in cash and an $8,500,000 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000,000. The transaction resulted in a gain of approximately $43,700,000 which has been deferred and is being amortized over the ten year lease term of the lease contracts with ElderTrust. The Company also anticipates entering into transactions with ElderTrust in the future.

Multicare Transaction

In October 1997, Genesis ElderCare Corp., a Delaware Corporation owned 43.6% by Genesis and the remainder by The Cypress Group (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired The Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer (the "Tender Offer") and the merger (the "Merger" or the "Multicare Transaction"). Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of (i) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities, (ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900,000 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 (the "Pharmacy Purchase"), subject to adjustment. The Company completed the Pharmacy Purchase effective January 1, 1998. The Company completed the Therapy Purchase in October 1997.

In addition, Genesis, Cypress, TPG and Nazem entered into an agreement (the "Put/Call Agreement") pursuant to which, among other things, Genesis has the option, on the terms and conditions set forth in the Put/Call Agreement to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem commencing on October 9, 2001 and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem have the option, on the terms and conditions set forth in the Put/Call Agreement, to require Genesis to purchase (the "Put") such Genesis ElderCare Corp. common stock commencing on October 9, 2002 and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement.

Genesis Eldercare Corp. paid approximately $1,492,000,000 to (i) purchase the Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished as capital contributions by the Genesis Eldercare Corp. from the sale of its common stock to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and Genesis purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $325,000,000 in consideration for 43.6% of the common stock of Genesis ElderCare Corp. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $246,800,000 of bridge financing which was refinanced upon completion of the sale of 9% Senior Subordinated Notes due 2007 sold by a subsidiary of Genesis Eldercare Corp. on August 11, 1997.

Geriatric & Medical Companies, Inc.

Effective October 1, 1996, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (the "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC stock. The total consideration paid, including assumed indebtedness of approximately $132,000,000, was approximately $223,000,000. The merger was financed in part with approximately $121,250,000 in net proceeds from an offering of 9 1/4% Senior Subordinated Notes issued in October 1996. The remaining consideration was financed through borrowings under the Company's then existing bank credit facility. The GMC Transaction added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operates businesses which provide a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services.

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

Other Transactions

At September 30, 1998, the Company held $10,000,000 of convertible preferred stock of Doctors Health, Inc. ("Doctors Health"), an independent physician owned and controlled integrated delivery system and practice management company based in Maryland. The convertible preferred stock, which is accounted for under the cost method, carries an 8% cumulative dividend and is convertible into common stock, and if converted would represent an approximate 10% ownership interest in Doctors Health. Also, the Company loaned to Doctors Health $5,500,000 through December 1998 at an annual interest rate of 11%. On November 16, 1998, a voluntary petition for Chapter 11 bankruptcy was filed by Doctors Health. In the fourth quarter of 1998, the Company wrote-off its investments in Doctors Health.

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

Fiscal 1998 Compared to Fiscal 1997

The Company's total net revenues for fiscal year ended September 30, 1998 ("Fiscal 1998") were $1,405,305,000 compared to $1,099,823,000 for the fiscal year ended September 30, 1997 ("Fiscal 1997") an increase of $305,482,000 or 28%. Basic healthcare services increased $4,892,000 or 1%, of which approximately $17,292,000 is due to providing care to higher acuity patients and rate increases, offset by $12,400,000 from the termination of operations by Genesis of three leased eldercare centers in September 1997. Specialty medical services revenue increased $234,159,000 or 47% of which approximately $46,600,000 is attributed to the August 1998 Vitalink Transaction, approximately $80,598,000 is attributed to the Multicare pharmacy business acquired effective January 1998, approximately $21,548,000 is attributed to the purchase of the Multicare rehabilitation therapy business acquired in October 1997, and the remaining increase of approximately $98,413,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the eldercare centers. This increase was offset by approximately $6,500,000, $3,300,000 and $3,200,000 as a result of the 4th quarter of Fiscal 1997 deconsolidation of the Company's physician services business, the termination of the operations of three leased eldercare centers in September 1997 and the April 1998 government mandated implementation of salary equivalency billing for rehabilitation therapy, respectively. Specialty medical service revenue per patient day in the Company's eldercare centers increased 11% to $37.57 in the twelve months ended September 30, 1998 compared to $33.84 in the twelve months ended September 30, 1997 primarily due to treatment of higher acuity patients. Management services and other income increased $66,431,000 or 140%. This increase is primarily due to approximately $42,200,000 of management fee revenue earned from the management of the operations of the Multicare business and approximately $24,200,000 of other revenue growth, including capitated revenue earned under a contract with Blue Cross / Blue Shield of Maryland (BCBSMD).

The Company's operating expenses before depreciation, amortization, lease expense and interest expense were $1,270,615,000 for the twelve months ended September 30, 1998 compared to $914,955,000 for twelve months ended September 30, 1997, an increase of $355,660,000 or 39%, of which approximately $14,100,000 is due to the direct operating costs incurred to service the Multicare management contracts, approximately $39,200,000 is due to the August 1998 acquisition of Vitalink Pharmacies, approximately $63,900,000 is due to the January 1998 acquisition of the Multicare pharmacy operations, approximately $18,600,000 is due to the October 1997 acquisition of the Multicare rehabilitation therapy business, approximately $19,800,000 is due to charges incurred in connection with capitation costs under a contract with BCBSMD, approximately $20,700,000 is attributed principally to write-offs included in other operating expenses for uncollectible receivables and other assets of eldercare centers previously owned or managed by the Company, approximately $80,700,000 is attributed to an increase in the Company's loss on impairment of assets in the current fiscal year versus the prior fiscal year and the remaining increase of approximately $118,500,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions, as well as increased costs in information technology systems, community-based programs, marketing campaigns and the overhead costs of servicing the Multicare management contracts. This increase is offset by approximately $7,800,000 and $12,000,000 as a result of the deconsolidation of the Company's physician services business beginning in the fourth quarter of 1997 and the termination of operations of three leased eldercare centers in September 1997, respectively.

Due to specific events occurring in the fourth quarter of Fiscal 1998 and a focus on core business operations in response to PPS, the Company recorded non-cash charges before income taxes of approximately $116,000,000, of which approximately $24,000,000 relates to the impairment of one eldercare center and certain non-core businesses, including the Company's ambulance business and certain non-core Medicare home health operations; approximately $43,000,000 relates to investments in owned eldercare centers and other assets the Company believes are impaired as a result of PPS; approximately $23,000,000 relates to impaired investments in eldercare centers previously owned or managed by the Company; and approximately $26,000,000 relates to the Company's investment in Doctors Health, a medical care management company in the Company's Chesapeake region.

In the fourth quarter of Fiscal 1997, the Company completed an evaluation of its physician service business and announced its intentions to restructure this business. In connection with the plan and selected asset impairments, the Company recorded a fourth quarter pretax charge of approximately $5,700,000. In addition, the Company reached an agreement with BCBSMD to insure, through a sub-capitation agreement, the health care benefits of approximately 7,000 members of BCBSMD's Care First Medicare product. The Company recorded a liability and pretax impairment loss of approximately $5,000,000 to accrue for the estimated loss inherent in the agreement. The asset impairment charge also included a pretax charge of approximately $4,300,000 related to the write-off of selected assets deemed unrecoverable.

Increased depreciation and amortization expense of $10,439,000 is attributed to the amortization of goodwill, fixed assets and deferred financing costs in connection with the Company's investment in Multicare, the Pharmacy Purchase and the Therapy Purchase, the Vitalink Transaction, as well as depreciation of increased investments in information systems, offset by decreased depreciation expense of seven properties formerly owned by Genesis and now leased from ElderTrust.

Lease expense increased $2,595,000 due to additional lease expense of seven properties formerly owned by Genesis and now leased from ElderTrust, offset by the termination of operations of three leased eldercare centers in September 1997.

Interest expense increased $42,985,000 or 110%. This increase in interest expense was primarily due to additional borrowings used to finance the Company's investment in Multicare, the Pharmacy Purchase and the Therapy Purchase, the Vitalink Transaction and an increase in the Company's weighted average borrowing rate on the Credit Facility. This increase is offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transaction.

In connection with the early repayment of debt in the quarters ended December 31, 1998 and 1997, the Company recorded an extraordinary loss, net of tax of approximately $1,924,000 ($3,030,000 before tax) and $553,000 ($871,000 before tax), respectively, to write-off unamortized deferred financing fees.

Fiscal 1997 Compared to Fiscal 1996

The Company's total net revenues for fiscal year ended September 30, 1997 were $1,099,823,000 compared to $671,469,000 for the fiscal year ended September 30, 1996 ("Fiscal 1996"), an increase of $428,354,000 or 64%. Basic healthcare services increased $201,947,000 or 58%, of which approximately $132,800,000 is attributable to the GMC Transaction, approximately $45,800,000 is attributable to the inclusion of the eldercare centers acquired in the National Health transaction, for the full twelve months in 1997 versus three months in the prior year, approximately $9,900,000 is due to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full twelve months in 1997 versus ten months in the prior year, and the remaining increase of approximately $14,600,000 is due to providing care to higher acuity patients and to rate increases. This increase was offset by approximately $1,200,000 due to the termination of operations of three leased eldercare centers in September 1997 and a decline in overall census. Specialty medical services revenue increased $211,954,000 or 73% of which approximately $47,300,000 is attributed to the GMC Transaction, approximately $16,800,000 is due to the inclusion of the eldercare centers acquired in the National Health transaction for the full twelve months in 1997 versus three months in the prior year, approximately $42,200,000 is attributed to the inclusion of the NeighborCare Pharmacies transaction for the full twelve months in 1997 versus five months in 1996, approximately $1,500,000 is due to the inclusion of the eldercare centers acquired in the McKerley Transaction for the full twelve months in 1997 versus ten months in the prior year, and the remaining increase of approximately $106,900,000 is primarily due to other volume growth in the institutional pharmacy, medical supply and contract therapy divisions and increased acuity in the health centers division. This increase was offset by approximately $2,400,000 and $300,000 as a result of the 4th quarter of Fiscal 1997 deconsolidation of the Company's physician services business and the termination of the operations of three leased eldercare centers in September 1997, respectively. Specialty medical service revenue per patient day in the health centers division increased 13% to $33.84 in the twelve months ended September 30, 1997 compared to $29.94 in the twelve months ended September 30, 1996 primarily due to treatment of higher acuity patients. Management services and other income increased $14,453,000 or 44%. This increase is primarily due to other service business acquired in the GMC Transaction, offset by other transactional revenues earned in the twelve months ended September 30, 1996 which included gains recognized in connection with the sale of an investment, the sale of four eldercare centers and a pharmacy in Indiana and the sale of a majority interest in one eldercare center in Maryland.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and debenture conversion expense were $914,955,000 for the twelve months ended September 30, 1997 compared to $543,200,000 for twelve months ended September 30, 1996, an increase of $371,755,000 or 68%, which is principally due to the impact of acquisitions, growth in the institutional pharmacy, medical supply and contract therapy divisions and due to a $15,000,000 asset impairment charge recorded in the fourth quarter of Fiscal 1997. In the fourth quarter of Fiscal 1997, the Company completed an evaluation of its physician service business and announced its intentions to restructure this business, including the closure and possible sale of free standing service sites, the restructuring of physician compensation arrangements and the termination of certain staff. In connection with the plan and selected asset impairments, the Company recorded a fourth quarter pretax charge of approximately $5,700,000. In addition, the Company reached an agreement with BCBSMD to insure, through a sub-capitation agreement, the health care benefits of approximately 7,000 members of BCBSMD's Care First Medicare product. As a result, the Company has recorded a liability and pretax impairment charge of approximately $5,000,000 to accrue for the estimated loss inherent in the agreement. The impairment charge also included a pretax charge of approximately $4,300,000 related to the write-off of selected assets deemed unrecoverable.

Increased depreciation and amortization, and lease expense are primarily attributed to the assets acquired in the GMC Transaction, the National Health transaction, the NeighborCare transaction and the McKerley Transaction.

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

In connection with the early repayment of debt and the restructuring and amendment of the Company's bank credit facility in the quarter ended December 31, 1996, the Company recorded an extraordinary item net of tax of approximately $553,000 ($871,000 before tax) to write off unamortized deferred financing fees.

Liquidity and Capital Resources

General

Working capital increased $78,788,000 to $305,718,000 at September 30, 1998 from $226,930,000 at September 30, 1997. Accounts receivable increased approximately $170,894,000 during this period, of this increase approximately $6,500,000 relates to business acquired in the Therapy Purchase, approximately $18,700,000 relates to business acquired in the Pharmacy Purchase, approximately $87,833,000 relates to business acquired in the Vitalink Transaction, while the remaining approximately $57,861,000 relates primarily to the continuing shift in business mix to specialty medical services, particularly the home medical equipment and infusion therapy lines of business, which typically have a longer collection period. Days revenue in accounts receivable increased one day to 70 days versus the quarter ended June 30, 1998. The Company's cash flow from operations for the twelve months ended September 30, 1998 was approximately $77,955,000 compared to approximately $53,354,000 for the twelve months ended September 30, 1997, principally due to growth in operations and working capital management.

Investing activities for the twelve months ended September 30, 1998 include approximately $56,663,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. During the twelve months ended September 30, 1998, other long term assets increased approximately $42,182,000, principally due to approximately $20,000,000 of net financing and other transaction related costs incurred in connection with the Multicare Transaction, the Pharmacy Purchase, the Therapy Purchase and the Vitalink Transaction; approximately $14,000,000 of subordinated management fees due from Multicare and approximately $3,400,000 of increased property deposits principally from newly leased eldercare centers. At September 30, 1998, notes receivable and other investments declined approximately $61,100,000 compared to September 30, 1997, principally due to the restructuring and repayment of a $45,000,000 mortgage loan and a $10,000,000 working capital loan with 11 managed eldercare centers in Florida, the impairment write-off of the Company's $10,000,000 convertible preferred stock investment and a $5,000,000 note receivable with Doctors Health, offset by an $8,500,000 note extended to ElderTrust in connection with the sale of leasehold rights and an option to purchase seven eldercare centers.

The Vitalink and ElderTrust Transactions

The total consideration paid to stockholders of Vitalink to acquire their shares (including shares which may have been issued upon the exercise of outstanding options) was $590,200,000, of which 50% was paid in cash and 50% in Genesis Preferred. As a result of the merger, Genesis assumed approximately $87,000,000 of indebtedness Vitalink had outstanding. The Genesis Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without the consent of the Company. The Genesis Preferred is convertible into Common Stock at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of Common Stock reaches certain levels and after April 26, 2002, subject to a market-based call premium. Vitalink's total net revenues for the fiscal years ended May 31, 1997 and 1998, were $274,000,000 and $494,000,000, respectively. The cash portion of the purchase price was funded through borrowings under the Credit Facility.

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust. Additionally, ElderTrust has funded approximately $13,200,000 of a $15,100,000 commitment to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of its Credit Facility with the proceeds from these transactions. In September 1998, the Company sold its leasehold rights and option to purchase seven eldercare facilities acquired in its November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000,000, including $35,500,000 in cash and an $8,500,000 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000,000. The transaction resulted in a gain of approximately $43,700,000 which has been deferred and is being amortized over the ten year lease term of the lease contracts with ElderTrust. The Company also anticipates entering into transactions with ElderTrust in the future.

Credit Facility

Genesis entered into a credit agreement pursuant to which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Credit Facility") for the purpose of: refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Vitalink Transaction; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Credit Facility consists of three $200,000,000 term loans (collectively, the "Term Loans"), a $650,000,000 revolving credit loan (the "Revolving Facility"), which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $15,000,000. The Term Loans amortize in quarterly installments beginning in Fiscal 1998 through 2005, of which $24,419,000 is payable in Fiscal 1999. The Term Loans consist of (i) a $200,000,000 six year term loan (the "Tranche A Term Facility"); (ii) a $200,000,000 seven year term loan (the "Tranche B Term Facility"); and (iii) a $200,000,000 eight year term loan (the "Tranche C Term Facility"). The Revolving Facility becomes payable in full on September 30, 2003. The third amendment to the Credit Facility, dated December 15, 1998, made the financial covenants for certain periods less restrictive, permitted the proceeds of subordinated debt offerings to repay indebtedness under the Revolving Facility and increased the interest rates applying to the Term Loans and the Revolving Facility. The revised financial covenants reflect the impact of PPS and the non-cash charges in the fourth quarter of 1998.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial covenant test. Loans under the Tranche A Term Facility and Revolving Facility bear interest at an annual rate of .75% for Prime Rate loans and 2.5% (8.14% at September 30, 1998) for LIBO Rate loans. Loans under the Tranche B Term Facility bear interest at an annual rate of 1.25% for Prime Rate loans and 3.0% (8.64% at September 30, 1998) for LIBO Rate loans. Loans under the Tranche C Term Facility bear interest at an annual rate of 1.5% for Prime Rate loans and 3.25% (8.89% at September 30, 1998) for LIBO Rate loans. Loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above referenced interest rates are reduced.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Genesis and its affiliates to maintain the Management Agreement, the Put/Call Agreement, as defined, and corporate separateness; and will cause Genesis to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature.

In December 1998, the Company issued $125,000,000, 9 7/8% Senior Subordinated Notes due 2009. Interest on the notes are payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1999. Approximately $59,950,000 of the net proceeds were used to repay portions of the Tranche A, B and C Term Facilities and approximately $59,950,000 of the net proceeds were used to repay a portion of the Revolving Facility.

The Multicare Transaction

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

Upon exercise of the Call, Cypress, TPG and Nazem will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. common stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, TPG or Nazem; and any payment to Cypress, TPG or Nazem will be limited to Cypress' TPG's or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement.

Cypress', TPG's and Nazem's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis, an extraordinary dividend or distribution or the occurrence of the leverage recapitalization of Genesis. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress, TPG and Nazem will have the right to terminate the Stockholders' Agreement, dated October 9, 1997, by and among the Company, Genesis ElderCare Corp., Cyrpess, TPG and Nazem, and Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the Put option exercise price and Cypress, TPG and Nazem will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price. In the event of a bankruptcy or change of control of Genesis, the option price shall be payable solely in cash provided any such payment will be subordinated to the payment of principal and interest under the Credit Facility.

Legislative and Regulatory Issues

Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Implementation of the Company's strategy to expand specialty medical services to independent providers should reduce the impact of changes in the Medicare and Medicaid reimbursement programs on the Company as a whole. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on the Company.

Pursuant to the Balanced Budget Act commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the RUG. In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific-rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

The Balanced Budget Act also required consolidated billing for skilled nursing facilities. Under the Balanced Budget Act, the skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services, even if such services were provided by outside suppliers. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Although consolidated billing was scheduled to begin July 1, 1998 for all services, it has been delayed until further notice for beneficiaries in a Medicare Part A stay in a skilled nursing facility not yet using PPS and for the Medicare Part B stay. There can be no assurance that the Company will be able to provide skilled nursing services at a cost below the established Medicare level.

Effective April 10, 1998, regulations were adopted by the Health Care Financing Administration, which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect.

The Balanced Budget Act also repealed the Boren Amendment federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. The Boren Amendment required Medicaid payments to certain health care providers to be reasonable and adequate in order to cover the costs of efficiently and economically operated health care facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement system for long-term care, including pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

In July 1998, the Clinton Administration issued a new initiative to promote the quality of care in nursing homes. This initiative includes, but is not limited to (i) increased enforcement of nursing home safety and quality regulations;
(ii) increased federal oversight of state inspections of nursing homes; (iii) prosecution of egregious violations of regulations governing nursing homes; (iv) the publication of nursing home survey results on the Internet; and (v) continuation of the development of the Minimum Data Set ("MDS"), a national automated clinical data system. Accordingly, with this new initiative, it may become more difficult for eldercare facilities to maintain licensing and certification. The Company may experience increased costs in connection with maintaining its licenses and certifications as well as increased enforcement actions. In addition, beginning January 1, 1999, outpatient therapy services furnished by a skilled nursing facility to a resident not under a covered Part A stay or to non-residents who receive outpatient rehabilitation services will be paid according to the Medicare Physician Fee Schedule.

Anticipated Impact of Healthcare Reform

Based upon the Company's recent experience with 11 eldercare centers which it manages that transitioned to PPS effective July 1, 1998 and based upon the Company's ongoing budget process for its fiscal year ending September 30, 1999, the Company believes that the impact of PPS on the Company's future earnings is likely to be greater than originally anticipated by management due to various factors, including lower than anticipated Medicare per diem revenues, lower than anticipated Medicare Part B revenues caused by a census shift to Medicare patients having a greater length of stay, higher than expected ancillary costs at the centers due to expanded services covered in the Medicare Part A rates, lower than anticipated routine cost reductions and lower than expected revenues for contract therapy services.

Based upon assumptions, the Company estimates that the adverse revenue impact of PPS in Fiscal 1999 will be approximately $28,000,000 on the Genesis centers and approximately $18,000,000 on the Multicare centers. In each of Fiscal 2000-2002, the Company estimates the adverse revenue impact of PPS on its Genesis centers will approximate an additional $8,000,000. The Company estimates that the adverse revenue impact of PPS on the Multicare eldercare centers will be approximately an additional $13,000,000 in Fiscal 2000 and an additional $5,000,000 in each of Fiscal 2001 and 2002. The Genesis eldercare centers began implementation of PPS on October 1, 1998 and the majority of the Multicare eldercare centers will begin implementation of PPS on January 1, 1999. The actual impact of PPS on the Company's earnings in Fiscal 1999 will depend on many variables which can not be quantified at this time, including regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business.

Other

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

In December 1997, the Company purchased approximately 1,000,000 long-term call options on the Company's Common Stock. The Company's Board of Directors approved the purchase of up to 1,500,000 call options. The call options are purchased by the Company in privately negotiated transactions designated to take advantage of attractive share price levels, as determined by the Company's management, in compliance with covenants governing existing financing arrangements. The timing and the terms of the transactions, including maturities, will depend on market conditions, the Company's liquidity and covenant requirements under its financing arrangements, and other considerations. The Board of Directors also approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's current senior executive employees will be required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock. As of September 30, 1998, the Company loaned approximately $3,000,000 to senior executive employees to purchase the Company's Common Stock.

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

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its credit facilities. At December 9, 1998, approximately $1,084,800,000 was outstanding under the Credit Facility, and approximately $50,600,000 was available under the Credit Facility after giving effect to approximately $16,700,000 in outstanding letters of credit issued under the Credit Facility.

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

Year 2000 Compliance

The Company has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of the essential systems and equipment of the Company and of year 2000 mission critical suppliers, customers, and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning. The Company is in the process of conducting its inventory, assessment and remediation of its information technology ("IT") systems, equipment and non-IT systems and equipment (embedded technology) and has completed approximately 70% of its internal inventory and assessment and approximately 30% of the systems and equipment of critical suppliers, customers and other third parties.

With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") recently concluded that it is highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While the Company does not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. The Company intends to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

The Company is remediating its critical IT and non-IT systems and equipment. The Company has also begun contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Company is planning to be Year 2000 complaint for all its essential systems and equipment by September 30, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition there can be no assurance that all of the Company's critical suppliers and other third parties will be Year 2000 complaint by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $1,000,000, of which approximately $500,000 has been spent through September 30, 1998. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate or complete.

The failure of the Company or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business work operations. The Company's potential risks include (i) the inability to deliver patient care related services in the Company's facilities and / or in non-affiliated facilities, (ii) the delayed receipt of reimbursement from the Federal or State governments, private payors, or intermediaries, (iii) the failure of security systems, elevators, heating systems or other operational systems and equipment of the Company's facilities and (iv) the inability to receive critical equipment and supplies from vendors. Each of these events could have a material adverse affect on the Company's business, results of operations and financial condition.

Contingency plans for the Company's Year 2000-related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems. The Company is planning to have contingency plans completed for essential systems and equipment by June 30, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

The Year 2000 disclosure set forth above is intended to be a "Year 2000 statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to Year 2000 processing of the Company or to products or services offered by the Company, is also intended to be "Year 2000 Readiness Disclosure" as such term is defined in the Year 2000 Act.

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

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("Statement 98-1"). Once the capitalization criteria of Statement 98-1 have been met, external directs costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. Training costs and data conversion costs, should be expensed as incurred. Statement 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company adopted the provisions of Statement 98-1 in its fiscal year ended September 30, 1998.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The Statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Statement is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of the Statement will result in a charge of approximately $1,500,000, net of tax, which will be recorded as a cumulative effect of a change in accounting principle.

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

ITEM 8:  FINANCIAL STATEMENTS AND  SUPPLEMENTARY DATA

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP
Philadelphia, Pennsylvania


December 15, 1998

                 Genesis Health Ventures, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                September 30,         September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                (in thousands except share and per share data)
Current assets:
         Cash and equivalents                                                                    $    4,902            $   11,651
         Investments in marketable securities                                                        26,658                14,729
         Accounts receivable, net of allowance for doubtful accounts
            of $73,719 in 1998 and $39,418 in 1997                                                  376,023               205,129
         Cost report receivables                                                                     62,257                60,865
         Inventory                                                                                   63,760                25,568
         Prepaid expenses and other current assets                                                   40,579                34,495
------------------------------------------------------------------------------------------------------------------------------------
                   Total current assets                                                             574,179               352,437
------------------------------------------------------------------------------------------------------------------------------------
Property, plant, and equipment, net                                                                 596,562               578,397
Notes receivable and other investments                                                               47,623               108,714
Other long-term assets                                                                               73,904                31,722
Investments in unconsolidated affiliates                                                            344,567                 2,887
Goodwill and other intangibles, net                                                                 990,533               359,956
------------------------------------------------------------------------------------------------------------------------------------
                   Total assets                                                                  $2,627,368            $1,434,113
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
         Current installments of long-term debt                                                  $   49,712            $    8,273
         Accounts payable                                                                            80,980                47,547
         Accrued expenses                                                                            59,474                33,835
         Accrued compensation                                                                        59,371                23,116
         Accrued interest                                                                            18,924                12,736
------------------------------------------------------------------------------------------------------------------------------------
                   Total current liabilities                                                        268,461               125,507
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                    1,358,595               651,667
Deferred income taxes                                                                                72,828                37,745
Deferred gains and other long-term liabilities                                                       52,412                11,173
Shareholders' equity:
         Series G Cumulative Convertible Preferred Stock, par $.01, authorized
             5,000,000 shares, 590,253 issued and outstanding at September 30, 1998                       6                     -
         Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,225,731 and 35,180,130 at September 30, 1998;
             35,117,075 and 35,071,474 at September 30, 1997                                            704                   702
         Additional paid-in capital                                                                 749,491               457,232
         Retained earnings                                                                          124,430               150,330
         Net unrealized gain on marketable securities                                                   684                     -
         Treasury stock, at cost                                                                       (243)                 (243)
------------------------------------------------------------------------------------------------------------------------------------
                   Total shareholders' equity                                                       875,072               608,021
------------------------------------------------------------------------------------------------------------------------------------
                   Total liabilities and shareholders' equity                                    $2,627,368            $1,434,113
====================================================================================================================================

See accompanying notes to consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                                                            Year ended September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  1998                1997                 1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands, except share and per share data)
Net revenues:
        Basic healthcare services                                           $   554,855          $   549,963          $   348,016
        Specialty medical services                                              736,541              502,382              290,428
        Management services and other, net                                      113,909               47,478               33,025
---------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                               1,405,305            1,099,823              671,469
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
        Salaries, wages and benefits                                            597,513              512,317              315,494
        Other operating expenses                                                525,106              346,599              201,866
        General corporate expense                                                53,179               41,039               25,840
        Loss on impairment of assets                                             94,817               15,000                    -
Depreciation and amortization                                                    52,385               41,946               25,374
Lease expense                                                                    31,182               28,587               18,638
Interest expense, net                                                            82,088               39,103               24,926
Debenture conversion expense                                                          -                    -                1,245
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes, equity in net income
   of unconsolidated affiliates and extraordinary items                         (30,965)              75,232               58,086
Income taxes                                                                     (8,158)              27,088               20,917
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before equity in net income of unconsolidated
   affiliates and extraordinary items                                           (22,807)              48,144               37,169
Equity in net income of unconsolidated affiliates                                   486                    -                    -
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary items                                      (22,321)              48,144               37,169
Extraordinary items, net of tax                                                  (1,924)                (553)                   -
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               (24,245)              47,591               37,169
Preferred stock dividend                                                          1,655                    -                    -
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                              (25,900)              47,591               37,169
=================================================================================================================================
Per common share data:
        Basic
           Earnings (loss) before extraordinary items                       $     (0.68)         $      1.39          $      1.40
           Net income (loss)                                                $     (0.74)         $      1.38          $      1.40
           Weighted average shares of common stock and equivalents           35,159,195           34,557,874           26,541,980
---------------------------------------------------------------------------------------------------------------------------------
        Diluted
           Earnings (loss) before extraordinary items                       $     (0.68)         $      1.34          $      1.29
           Net income (loss)                                                $     (0.74)         $      1.33          $      1.29
           Weighted average shares of common stock and equivalents           35,159,195           36,119,820           31,058,214
=================================================================================================================================

See accompanying notes to consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                               Series G
                                                                              cumulative
                                                                             convertible        Additional
(Dollars in thousands)                                          Common        preferred           paid-in           Retained
                                                                stock           stock             capital           earnings
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                                    $294           $ -             $155,927           $ 65,570
-----------------------------------------------------------------------------------------------------------------------------
Issuance of additional common stock,
      net of issuance costs                                       136             -              211,529                  -
Conversion of Debentures                                           42             -               41,676                  -
Exercise of common stock options                                    5             -                2,503                  -
Effect of stock split                                             163             -                 (163)                 -
1996 net earnings                                                   -             -                    -             37,169
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                                    $640           $ -             $411,472           $102,739
-----------------------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                    4             -                2,815                  -
Conversion of Debentures                                           58             -               42,945                  -
1997 net earnings                                                   -             -                    -             47,591
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                    $702           $ -             $457,232           $150,330
-----------------------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                    2             -                1,587                  -
Purchase of common stock call options                               -             -               (4,442)                 -
Issuance of Series G Cumulative Convertible Preferred Stock         -             6              295,114                  -
Net unrealized gain on marketable securities                        -             -                    -                  -
1998 net loss                                                       -             -                    -            (25,900)
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                    $704           $ 6             $749,491           $124,430
-----------------------------------------------------------------------------------------------------------------------------


                                                              Net unrealized
                                                                  gain on
(Dollars in thousands)                                           marketable        Treasury
                                                                 securities          stock              Total
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                                       $  -             $(243)            $221,548
---------------------------------------------------------------------------------------------------------------
Issuance of additional common stock,
      net of issuance costs                                            -                 -              211,665
Conversion of Debentures                                               -                 -               41,718
Exercise of common stock options                                       -                 -                2,508
Effect of stock split                                                  -                 -                    -
1996 net earnings                                                      -                 -               37,169
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                                       $  -             $(243)            $514,608
---------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                       -                 -                2,819
Conversion of Debentures                                               -                 -               43,003
1997 net earnings                                                      -                 -               47,591
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                       $  -             $(243)            $608,021
---------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                       -                 -                1,589
Purchase of common stock call options                                  -                 -               (4,442)
Issuance of Series G Cumulative Convertible Preferred Stock            -                 -              295,120
Net unrealized gain on marketable securities                         684                 -                  684
1998 net loss                                                          -                 -              (25,900)
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                       $684             $(243)            $875,072
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                                 Year ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Dollars in thousands)
Cash flows from operating activities:
       Net income (loss)                                                               $(25,900)       $  47,591       $  37,169
       Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
       Charges (credits) included in operations not requiring funds:
             Provision for deferred taxes                                                (8,158)          21,023           5,114
             Depreciation and amortization                                               52,385           41,946          25,374
             Amortization of deferred gains and debt premiums                            (1,700)            (858)           (460)
             Loss on impairment of assets                                                94,817           15,000               -
             Equity in net income of unconsolidated affiliates                             (486)               -               -
             Debenture conversion expense                                                     -                -           1,245
             Extraordinary items, net of tax                                              1,924              553               -
       Changes in assets and liabilities excluding the effects of acquisitions
             Accounts receivable                                                        (57,882)         (41,801)         (6,256)
             Cost reports receivable                                                     (1,469)         (17,447)        (15,647)
             Inventory                                                                   (4,942)          (5,938)         (2,061)
             Prepaid expenses and other current assets                                   (4,989)          (4,529)          1,955
             Accounts payable and accrued expenses                                        7,192            1,618          (8,707)
             Income taxes payable                                                        27,163           (3,804)         (1,494)
------------------------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                                103,855            5,763            (937)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                                   77,955           53,354          36,232
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Purchase of marketable securities                                                (22,764)         (27,022)         (3,909)
       Proceeds on maturity or sale of marketable securities                             10,835           17,809           1,847
       Capital expenditures                                                             (56,663)         (61,102)        (38,645)
       Payments for acquisitions, net of cash acquired                                 (400,576)        (257,837)       (215,874)
       Investments in unconsolidated affiliates                                        (344,081)               -               -
       Proceeds from assets sold, net                                                    91,495                -          21,521
       Reductions in notes receivable and other investments                              52,410            1,943           6,913
       Additions to notes receivable and other investments                              (15,947)         (14,747)        (49,026)
       Other long term asset additions, net                                             (15,446)          (7,816)         (7,871)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                           (700,737)        (348,772)       (285,044)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
       Net borrowings under working capital revolving credit facility                   100,500          176,683          50,798
       Repayment of long term debt and payment of sinking fund requirments              (69,540)          (7,946)         (2,539)
       Proceeds from issuance of long-term debt                                         611,243          126,500               -
       Debt issuance costs                                                              (23,317)          (3,750)              -
       Purchase of common stock call options                                             (4,442)               -               -
       Proceeds from issuance of common stock                                                 -                -         211,250
       Stock issuance costs                                                                   -                -          (9,585)
       Debenture conversion expense                                                           -                -          (1,245)
       Stock options exercised                                                            1,589            2,819           2,508
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                        616,033          294,306         251,187
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and equivalents                                          (6,749)          (1,112)          2,375
Cash and equivalents
       Beginning of year                                                                 11,651           12,763          10,388
------------------------------------------------------------------------------------------------------------------------------------
       End of year                                                                     $  4,902        $  11,651       $  12,763
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
       Interest paid                                                                   $ 85,557        $  40,869       $  24,926
       Income taxes paid (recovered)                                                    (31,370)          12,357          22,374
       Non-cash financing activity - issuance of Genesis
        Series G Cumulative Convertible Preferred Stock                               $ 295,120        $      --       $      --
------------------------------------------------------------------------------------------------------------------------------------

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

Investments in unconsolidated affiliated companies, owned 20% to 50% inclusive, are stated at cost of acquisition plus the Company's equity in undistributed net income (loss) since acquisition. The change in the equity in net income (loss) of these companies is reflected as a component of net income or loss on the Consolidated Statement of Operations.

All dollars, except per share amounts, and shares are expressed in thousands. All other amounts are expressed in whole numbers. Certain prior year balances have been reclassified to conform with the current year presentation.

Business

The Company provides a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. These services include basic healthcare services traditionally provided in eldercare centers; specialty medical services, such as rehabilitation therapy, institutional pharmacy and medical supply services, community-based pharmacies and subacute care; and management services to independent geriatric care providers.

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

Investments in Marketable Securities

Marketable securities, which comprises fixed interest securities and money market funds are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity, net of related tax effects. Fair values for fixed interest securities are based on quoted market prices.

A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Premiums and discounts on fixed interest securities are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Inventories

Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Land, land improvements, buildings, and equipment are stated at cost. Depreciation is calculated on the straight-line method over estimated useful lives of 20-35 years for land improvements and buildings, and three to fifteen years for equipment, furniture, fixtures and information systems. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

The Company records impairment losses on long-lived assets including property, plant and equipment used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Deferred Financing Costs

Financing costs have been deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the related debt. Deferred financing costs, net of accumulated amortization of $8,705 and $4,972 were $29,566 and $12,939 at September 30, 1998 and 1997, respectively, and are included in other long term assets.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired and is amortized on a straight-line basis from ten to forty years. Goodwill, before accumulated amortization of $29,900 and $20,900, was $1,000,100 and $371,900 at September 30, 1998 and 1997, respectively. Goodwill and other intangibles increased in 1998 principally as a result of the purchase of Vitalink Pharmacy Services, Inc. (approximately $606,000, subject to finalization), the purchase of the Multicare rehabilitation services business (approximately $20,000, subject to finalization), the purchase of the Multicare pharmacy business (approximately $35,000, subject to finalization), offset by non-cash asset impairment write-offs (approximately $34,000). Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted future cash flows.

The Company records impairment losses on long-lived assets including goodwill and other intangibles used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset; a significant adverse change in legal factors or in the business climate; adverse regulatory action; a history of operating or cash flow losses; or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, an impairment loss is calculated based on excess of the carrying amount of the asset over the asset's fair value.

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

Earnings Per Share

In the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("Statement 128"). Statement 128, which makes the standards for computing earnings per share more comparable to international standards, replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement of all entities with complex capital structures. The Company has restated its earnings per share data for the twelve months ended September 30, 1997 and 1996 to conform to the provisions of Statement 128. The following table sets forth the computation of basic and diluted earnings per share applicable to common shares:

(amounts are in thousands except per share data):             Year Ended       Year Ended       Year Ended
                                                             September 30,    September 30,    September 30,
                                                                 1998             1997             1996
                                                             -----------------------------------------------
Basic Earnings (Loss) Per Share:

Income (loss) before extraordinary items                       $(23,976)         $48,144         $37,169
Extraordinary items                                              (1,924)           (553)               -
                                                             -----------------------------------------------
Net income (loss)                                              $(25,900)         $47,591         $37,169
                                                             -----------------------------------------------

                                                             -----------------------------------------------
Weighted Average Shares                                          35,159           34,558          26,542
                                                             -----------------------------------------------

Earnings (loss) per share before extraordinary items           $  (0.68)         $  1.39          $ 1.40
Loss per share - extraordinary items                              (0.05)           (0.02)              -
                                                             -----------------------------------------------
Earnings (loss) per share                                      $  (0.74)         $  1.38          $ 1.40
                                                             -----------------------------------------------

Diluted Earnings (Loss) Per Share:

Income (loss) before extraordinary items                       $(23,976)         $48,144         $37,169
Extraordinary items                                              (1,924)            (553)              -
                                                             -----------------------------------------------
Net income (loss)                                              $(25,900)         $47,591         $37,169
Adjustments to net income (loss) for interest
  expense, amortization and other costs related to the
  assumed conversion of convertible debentures                        -              303           2,812
                                                             -----------------------------------------------
Adjusted net income (loss)                                     $(25,900)         $47,894         $39,981
                                                             -----------------------------------------------

Weighted Average Shares & Common Stock Equivalents:
Weighted average shares                                          35,159           34,558          26,542
Dilutive effect of unexercised stock options                          -            1,125             884
Convertible debenture shares                                          -              437           3,632
                                                             -----------------------------------------------
Total                                                            35,159           36,120          31,058
                                                             -----------------------------------------------

Earnings (loss) per share before extraordinary items           $  (0.68)         $  1.34         $  1.29
Loss per share - extraordinary items                              (0.05)           (0.02)              -
                                                             -----------------------------------------------
Earnings (loss) per share                                      $  (0.74)         $  1.33         $  1.29
                                                             -----------------------------------------------

Use of Estimates

Management of the Company has made a number of estimates relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board, (the "FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997, or the Company's fiscal year ended September 30, 1999. The Company plans to adopt this accounting standard as required. The adoption of this standard will have no material impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

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

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("Statement 98-1"). Once the capitalization criteria of Statement 98-1 have been met, external directs costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. Training costs and data conversion costs, should be expensed as incurred. Statement 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company adopted the provisions of Statement 98-1 in its fiscal year ended September 30, 1998.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The Statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Statement is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of the Statement will result in a charge of approximately $1,500, net of tax, which will be recorded as a cumulative effect of a change in accounting principle.

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

(2) Acquisitions/Dispositions

Vitalink Transaction

On August 28, 1998, Genesis and its wholly-owned subsidiary V Acquisition Corporation ("Newco") consummated an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"), pursuant to which Vitalink merged with and into Newco (the "Vitalink Transaction"). Each share of Vitalink Common Stock, par value $.01 per share (the "Vitalink Common Stock"), was converted in the merger into the right to receive (i) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value $.01 per share (the "Genesis Preferred"), (ii) $22.50 in cash, or (iii) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"). The Merger Consideration paid to stockholders of Vitalink to acquire their shares (including shares which may have been issued upon the exercise of outstanding options) was $590,200, of which 50% was paid in cash and 50% in Genesis Preferred. The Genesis Preferred has a face value of approximately $295,100 and an initial dividend of 5.9375% and generally is not transferable without the consent of the Company. The Genesis Preferred is convertible into Genesis common stock, par value $.02 per share (the "Common Stock"), at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of Common Stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. Vitalink's total net revenues for the fiscal years ended May 31, 1997 and 1998, were $274,000 and $494,000, respectively. As a result of the merger, Genesis assumed approximately $87,000 of indebtedness Vitalink had outstanding. The cash portion of the purchase price was funded through borrowings under the Credit Facility, as defined. The Vitalink Transaction is being accounted for under the purchase method and the related goodwill is being amortized over a forty year period.

Pursuant to four agreements with HCR-Manor Care, Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to facilities operated by HCR-Manor Care (the "Services Contracts"). Vitalink is not restricted from providing similar contracts to non-HCR-Manor Care facilities. The current term of each of the Service Contracts extends through September 2004, subject to annual renewals provided therein.

Multicare Transaction

In October 1997, Genesis ElderCare Corp., a Delaware Corporation owned 43.6% by Genesis and the remainder by The Cypress Group (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. (together with its affiliates "Nazem"), acquired The Multicare Companies, Inc. ("Multicare"), pursuant to a tender offer (the "Tender Offer") and the merger (the "Merger" or the "Multicare Transaction"). Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis ElderCare Corp. are operations relating to the provision of (i) eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities, (ii) specialty medical services consisting of (1) sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and (2) rehabilitation therapies such as occupational, physical and speech therapy and stroke and orthopedic rehabilitation and (iii) management services and consulting services to eldercare centers.

In connection with the Merger, Multicare and Genesis entered into a management agreement (the "Management Agreement") pursuant to which Genesis manages Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. Genesis is paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,992 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,900 in any given year. Under the Management Agreement, Genesis is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third-party expenses), and all other expenses of Multicare will be paid by Multicare. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 subject to adjustment (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000 (the "Pharmacy Purchase"), subject to adjustment. The Company completed the Pharmacy Purchase effective January 1, 1998, which was accounted for under the purchase method and the related goodwill is being amortized over forty years. The Therapy Purchase was completed in October 1997 and is accounted for under the purchase method with the related goodwill amortized over twenty years.

In addition, Genesis, Cypress, TPG and Nazem entered into an agreement (the "Put/Call Agreement") pursuant to which, among other things, Genesis has the option, on the terms and conditions set forth in the Put/Call Agreement to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem commencing on October 9, 2001 and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem have the option, on the terms and conditions set forth in the Put/Call Agreement, to require Genesis to purchase (the "Put") such Genesis ElderCare Corp. common stock commencing on October 9, 2002 and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement.

Genesis Eldercare Corp. paid approximately $1,492,000 to (i) purchase the shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000 were furnished as capital contributions by the Genesis Eldercare Corp. from the sale of its common stock to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $210,000, $199,500 and $10,500, respectively, and Genesis purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $325,000 in consideration for 43.6% of the common stock of Genesis ElderCare Corp. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000 and (ii) $246,800 of bridge financing which was refinanced upon completion of the sale of 9% Senior Subordinated Notes due 2007 sold by a subsidiary of Genesis ElderCare Corp. on August 11, 1997.

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

Upon exercise of the Call, Cypress, TPG and Nazem will receive at a minimum their original investment plus a 25% compound annual return thereon regardless of the Calculated Equity Value. Any additional Calculated Equity Value attributable to Cypress', TPG's or Nazem's Genesis ElderCare Corp. common stock will be determined on the basis set forth in the Put/Call Agreement which provides generally for additional Calculated Equity Value of Genesis ElderCare Corp. to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp. Upon exercise of the Put by Cypress, TPG or Nazem, there will be no minimum return to Cypress, TPG or Nazem; and any payment to Cypress, TPG or Nazem will be limited to Cypress' TPG's or Nazem's share of the Calculated Equity Value based upon a formula set forth in the terms of the Put/Call Agreement.

Cypress', TPG's and Nazem's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis, an extraordinary dividend or distribution or the occurrence of the leverage recapitalization of Genesis. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress, TPG and Nazem will have the right to terminate the Stockholders' Agreement, dated October 9, 1997, by and among the Company, Genesis ElderCare Corp., Cyrpess, TPG and Nazem, and the Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the Put option exercise price and Cypress, TPG and Nazem will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price. In the event of a bankruptcy or change of control of Genesis, the option price shall be payable solely in cash provided any such payment will be subordinated to the payment of principal and interest under the Credit Facility.

Geriatric & Medical Companies, Inc.

Effective October 1, 1996, Geriatric & Medical Companies, Inc. ("GMC") merged with a wholly-owned subsidiary of Genesis (The "GMC Transaction"). Under the terms of the merger agreement, GMC shareholders received $5.75 per share in cash for each share of GMC stock. The total consideration paid, including assumed indebtedness of approximately $132,000, was approximately $223,000. The merger was financed in part with approximately $121,250 in net proceeds from an offering of 9 1/4% Senior Subordinated Notes issued in October of 1996. The remaining consideration was financed through borrowings under the Company's bank credit facility. The GMC Transaction, added to Genesis 24 owned eldercare centers with approximately 3,300 beds. GMC also operates businesses which provide a number of ancillary healthcare services including ambulance services; respiratory therapy, infusion therapy and enteral therapy; distribution of durable medical equipment and home medical supplies; and information management services. The acquisition was accounted for as a purchase with the related goodwill being amortized over a period of forty years.

National Health Care Affiliates

In July 1996, the Company acquired the outstanding stock of National Health Care Affiliates, Inc., Oak Hill Center, Inc., Derby Nursing Center Corporation, Eidos, Inc. and Versalink, Inc. (collectively "National Health"). Prior to the closing of the stock acquisitions, an affiliate of a financial institution purchased nine of the eldercare centers for $67,700 and subsequently leased the centers to a subsidiary of Genesis under operating lease agreements and a then existing $85,000 lease financing facility. The balance of the total consideration paid to National Health was funded with available cash of $51,800 and assumed indebtedness of $7,900. National Health added 16 eldercare centers in Florida, Virginia and Connecticut with approximately 2,200 beds to Genesis. National Health also provides enteral nutrition and rehabilitation therapy services to the eldercare centers which it owns and leases. The acquisition was accounted for as a purchase, with the related goodwill being amortized over 40 years.

NeighborCare Pharmacies, Inc.

In June 1996, the Company acquired the outstanding stock of NeighborCare Pharmacies, Inc. ("NeighborCare") a privately held institutional pharmacy, infusion therapy and retail pharmacy business based in Baltimore, Maryland. Total consideration was approximately $57,250, comprised of approximately $47,250 in cash and 312,744 shares of Genesis Common Stock. The acquisition was accounted for as a purchase, with the related goodwill being amortized over 40 years. .

McKerley Health Care

On November 30, 1995, the Company acquired McKerley Health Care Centers ("McKerley") for total consideration of approximately $68,700. The transaction (the "McKerley Transaction") also provided for up to an additional $6,000 of contingent consideration payable upon the achievement of certain financial objectives through October 1997, of which $4,000 was paid in February 1997. McKerley added to Genesis 15 geriatric care facilities in New Hampshire and Vermont with a total of 1,535 beds. McKerley also operates a home healthcare company. The acquisition was financed with borrowings under the Credit Facility and assumed indebtedness. The acquisition was accounted for as a purchase, with the related goodwill being amortized over 40 years.

Other Transactions

In December 1997, the Company purchased approximately 1,000,000 long-term call options on the Company's Common Stock. The Company's Board of Directors approved the purchase of up to 1,500,000 call options. The call options are purchased by the Company in privately negotiated transactions designated to take advantage of attractive share price levels, as determined by the Company's management, in compliance with covenants governing existing financing arrangements. The timing and the terms of the transactions, including maturities, will depend on market conditions, the Company's liquidity and covenant requirements under its financing arrangements, and other considerations. The Board of Directors also approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's current senior executive employees will be required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock. As of September 30, 1998, the Company loaned approximately $3,000,000 to senior executive employees to purchase the Company's Common Stock.

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

The following unaudited pro forma statement of operations information gives effect to the Multicare Transaction, the Therapy Purchase, the Pharmacy Purchase and the Vitalink Transaction described above as though they had occurred on October 1, 1996, after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions occurred at the beginning of the respective fiscal years.


(Unaudited)                                             1998           1997
------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:
------------------------------------------------------------------------------
Total net revenues                                   $1,878,622     $1,718,010
Earnings (loss) before extraordinary item               (31,068)        34,793
Net income (loss) available to common shareholders      (32,992)        34,240
Diluted earnings (loss) per common share before
 extraordinary item                                       (0.88)          0.96
Diluted earnings (loss) per common share             $    (0.94)    $     0.95
------------------------------------------------------------------------------

(3) Investments in Marketable Securities

Marketable securities at September 30, 1998 consist of the following:

                              Amortized        Unrealized          Fair
                                 cost             gains            Value
                              ------------------------------------------
U.S Treasury Notes             $ 3,102          $   36           $ 3,138
Mortgage backed securities      12,016             809            12,825
Corporate bonds                  6,651             197             6,848
Money market funds               3,837              10             3,847
                              ------------------------------------------
                               $25,606          $1,052           $26,658
                              ------------------------------------------

Marketable securities at September 30, 1997 consist of the following:

                              Amortized      Unrealized      Unrealized       Fair
                                 cost          gains           losses         Value
                              ------------------------------------------------------
U.S Treasury Bills             $   942         $  -            $  -          $   942
U.S. Treasury Notes              2,094            -             (17)           2,077
Mortgage backed securities      11,496          169              (5)          11,660
Money market funds                  50            -               -               50
                              ------------------------------------------------------
                               $14,582         $169            $(22)         $14,729
                              ------------------------------------------------------

Fixed interest securities held at September 30, 1998 and 1997 mature as follows:

                                                   1998                         1997
                                         ----------------------------------------------------
                                         Amortized         Fair       Amortized        Fair
                                            cost          value          cost          value
                                         ----------------------------------------------------
Due in one year or less                   $ 3,001       $ 3,015        $ 1,439        $ 1,440
Due after 1 year through 5 years            8,187         8,427          6,904          7,045
Due after 5 years through 10 years          8,999         9,712          6,189          6,194
Due after 10 years                          1,582         1,657              -              -
                                         ----------------------------------------------------
                                          $21,769       $22,811        $14,532        $14,679
                                         ----------------------------------------------------

Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties. There were no significant realized gains or losses in 1998, 1997 or 1996.

(4) Property, Plant and Equipment

Property, plant and equipment at September 30, 1998 and 1997 consist of the following:

                                                        September 30,
                                                    1998            1997
--------------------------------------------------------------------------
Land                                             $ 39,244         $ 38,163
Land improvements                                   5,656            5,064
Buildings                                         451,440          471,520
Equipment, furniture and fixtures                 180,632          120,734
Construction in progress                           40,778           36,456
--------------------------------------------------------------------------
                                                  717,750          671,937
Less accumulated depreciation                    (121,188)         (93,540)
--------------------------------------------------------------------------
Net property, plant and equipment                $596,562         $578,397
--------------------------------------------------------------------------

(5) Long-term Debt

Long-term debt at September 30, 1998 and 1997 was as follows:

                                                                                        September 30,
                                                                                     1998            1997
------------------------------------------------------------------------------------------------------------
Secured - due 1999 to 2034;
     7.38% to 11.60% (weighted average interest rate 1998 - 8.47%;
     1997 - 7.76%)                                                               $1,151,292        $ 401,484
Unsecured - due 1999 to 2008
     6.64% to 11.00% (weighted average interest rate 1998 - 9.44%;
     1997 - 9.43%)                                                                  251,915          252,670
------------------------------------------------------------------------------------------------------------
                                                                                  1,403,207          654,154
Plus:
     Debt premium, net of amortization                                                5,482            6,032
Less:
     Debt discount, net of amortization                                               (382)            (246)
     Current installments and short-term borrowings                                (49,712)          (8,273)
------------------------------------------------------------------------------------------------------------
                                                                                  1,358,595         $651,667
------------------------------------------------------------------------------------------------------------

At September 30, 1998 and 1997, the Company's long-term debt included approximately $1,032,889 and $300,000 of floating rate debt based on Prime or LIBO Rate with weighted average interest rates of 8.36% and 7.10%, respectively. At September 30, 1998 and 1997, the Company's long-term debt consisted of approximately $370,318 and $354,154 of fixed rate debt with weighted average interest rates of 9.40% and 9.42%, respectively.

Genesis entered into a credit agreement pursuant to which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000 (the "Credit Facility") for the purpose of: refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Vitalink Transaction; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Credit Facility consists of three $200,000 term loans (collectively, the "Term Loans"), a $650,000 revolving credit loan (the "Revolving Facility") which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500 up to an aggregate unpaid principal amount of $15,000. The Term Loans amortize in quarterly installments beginning in Fiscal 1998 through 2005, of which $24,419 is payable in Fiscal 1999. The Term Loans consist of (i) a $200,000 six year term loan (the "Tranche A Term Facility"); (ii) a $200,000 seven year term loan (the "Tranche B Term Facility"); and (iii) a $200,000 eight year term loan (the "Tranche C Term Facility"). The Revolving Facility becomes payable in full on September 30, 2003. The third amendment to the Credit Facility, dated December 15, 1998, made the financial covenants for certain periods less restrictive, permitted the proceeds of subordinated debt offerings to repay indebtedness under the Revolving Facility and increased the interest rates applying to the Term Loans and the Revolving Facility. The revised financial covenants reflect the impact of PPS and the non-cash charges in the fourth quarter of 1998.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis Elder Care Corp.) other than the stock of Multicare and its subsidiaries. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial covenant test. The following interest rates reflect the impact of the third amended credit facility entered into subsequent to fiscal year end. Loans under the Tranche A Term Facility and Revolving Facility bear interest at an annual rate of .75% for Prime Rate loans and 2.5% for LIBO Rate loans (8.14% at September 30, 1998). Loans under the Tranche B Term Facility bear interest at an annual rate of 1.25% for Prime Rate loans and 3.0% for LIBO Rate loans (8.64% at September 30, 1998). Loans under the Tranche C Term Facility bear interest at an annual rate of 1.5% for Prime Rate loans and 3.25% for LIBO Rate loans (8.89% at September 30,
1998). Loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial covenants, the above referenced interest rates are reduced.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Genesis and its affiliates to maintain the Management Agreement, the Put/Call Agreement, as defined, and corporate separateness; and will cause Genesis to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature.

In December 1998, subsequent to the fiscal year end, the Company issued $125,000, 9 7/8% Senior Subordinated Notes due 2009. Interest on the notes are payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1999. The Company expects that approximately $59,950 of the net proceeds will be used to repay portions of the Tranche A, B and C Term Facilities and approximately $59,950 of the net proceeds will be used to repay a portion of the Revolving Facility.

In October 1996, the Company completed an offering of $125,000 9 1/4% Senior Subordinated Notes due 2006. Interest is payable on April 1 and October 1 of each year. The Company used the net proceeds of approximately $121,250, together with borrowings under the Credit Facility, to pay the cash portion of the purchase price of the GMC Transaction, to repay certain debt assumed as a result of the GMC Transaction and to repurchase GMC accounts receivable which were previously financed.

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

In June 1995, the Company completed an offering of $120,000 of 9 3/4 % Senior Subordinated Notes due 2005. Interest is payable on the notes on June 15 and December 15 of each year. The notes are redeemable at the option of the Company in whole or in part, at any time, on or after June 15, 2000 at a redemption price initially equal to 104.05% of the principal amount and decreasing annually thereafter. The Company used the net proceeds from the notes offering to repay a portion of the Credit Facility.

At September 30, 1998, sinking fund requirements and installments of long-term debt are as follows:

                                                              Principal
Year ending September 30,                                       Amount
-----------------------------------------------------------------------
1999                                                          $ 49,712
2000                                                            48,883
2001                                                            38,874
2002                                                            44,376
2003                                                           574,117
Thereafter                                                    $652,345
-----------------------------------------------------------------------

The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. These agreements generally convert underlying variable-rate debt based on LIBO Rates into fixed-rate debt. At September 30, 1998, the notional principal amount of these agreements totaled $1,100,000 with a net fixed notional amount of $370,000 whereby the Company made quarterly payments at a weighted average fixed rate of 5.00% and received quarterly payments at floating rates based on three month LIBO Rate (approximately 5.64% at September 30, 1998). At September 30, 1997, the notional principal amount of these agreements totaled $400,000 whereby the Company made quarterly payments at a weighted average fixed rate of 5.45% and received payments at a floating rate based on three month LIBO Rate (approximately 5.78% at September 30, 1997).

Interest of $3,526 in 1998, $2,156 in 1997 and $1,191 in 1996, was capitalized in connection with facility construction, systems development and renovations.

During fiscal 1998 and 1997, the Company recorded extraordinary losses, net of tax, of $1,924 and $553, respectively related to the early retirement of debt. The Company is restricted from declaring any dividends on its Common Stock or authorizing any other distribution on account of ownership of its capital stock unless certain conditions are met.

(6) Leases and Lease Commitments

The Company leases certain facilities and equipment under operating leases. Future minimum payments for the next five years under operating leases at September 30, 1998 were as follows:
                                                              Minimum
Year ending September 30,                                     Payment
---------------------------------------------------------------------
1999                                                          $40,545
2000                                                           35,712
2001                                                           32,550
2002                                                           25,674
2003                                                          $24,002
---------------------------------------------------------------------

Excluded from the future minimum lease payments above in the year 2001 is approximately $78,600 related to a residual value guarantee due under a lease financing facility.

On January 30, 1998, Genesis completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000 in proceeds from the sale and leaseback of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust. In September 1998, the Company sold its leasehold rights and option to purchase seven eldercare facilities acquired in its November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000, including $35,500 in cash and an $8,500 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000. The transaction resulted in a gain of approximately $43,700 which has been deferred and is being amortized over the ten year lease term of the lease contracts with ElderTrust.

(7) Patient Service Revenue

The distribution of net patient service revenue by class of payor for the years ended September 30, 1998, 1997 and 1996 was as follows:

                                       Year ended September 30,
Class of payor                1998             1997               1996
------------------------------------------------------------------------
Private pay and other     $  581,128       $  414,187           $251,244
Medicaid                     451,989          385,313            229,838
Medicare                     258,279          252,845            157,362
------------------------------------------------------------------------
                          $1,291,396       $1,052,345           $638,444
------------------------------------------------------------------------

The above revenue amounts are net of third-party contractual allowances of $278,804, $213,250 and $122,136, in 1998, 1997 and 1996, respectively. The
Company has recorded cost report receivables from third-party payors (i.e., Medicare and Medicaid) of $62,257 and $60,865 at September 30, 1998 and 1997, respectively. These amounts at September 30, 1998 are due primarily from Massachusetts ($17,700), Pennsylvania ($5,700), Florida ($2,400) and Medicare ($35,600) for the 1994 through 1998 cost reporting periods. The Company recorded bad debt expense of $18,016, $12,615 and $4,382 in 1998, 1997 and 1996,
respectively.

(8) Income Taxes

Total income tax expense (benefit) for the years ended September 30, 1998, 1997 and 1996 was as follows:

                                                 Year ended September 30,
                                             1998           1997           1996
--------------------------------------------------------------------------------
Income (loss) before extraordinary item    $(8,158)       $27,088        $20,917
Extraordinary item                          (1,106)          (318)             -
--------------------------------------------------------------------------------
Total                                      $(9,264)       $26,770        $20,917
--------------------------------------------------------------------------------

The components of the provision (benefit) for income taxes for the years ended September 30, 1998, 1996 and 1995 were as follows:

                                Year ended September 30,
                       1998             1997             1996
---------------------------------------------------------------
Current:
Federal              $     -          $ 5,370           $14,508
State                      -              695             1,295
---------------------------------------------------------------
                     $     -          $ 6,065           $15,803
---------------------------------------------------------------
Deferred:
Federal              $(7,163)         $20,781           $ 4,595
State                   (995)             242               519
---------------------------------------------------------------
                     $(8,158)         $21,023           $ 5,114
---------------------------------------------------------------
Total                $(8,158)         $27,088           $20,917
---------------------------------------------------------------

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income before income taxes and extraordinary items as a result of the following:

                                                                          Year ended September 30,
                                                                   1998             1997            1996
----------------------------------------------------------------------------------------------------------
Computed "expected" tax expense (benefit)                       $(10,838)         $26,331          $20,330
Increase (reduction) in income taxes resulting  from :
   State  and local  income  taxes  (benefit),  net of
     federal tax benefits                                           (463)             364            1,179
   Amortization of goodwill                                        3,840              693              235
   Targeted jobs tax credits                                      (1,073)            (300)               -
   Tax exempt interest                                                 -                -             (770)
   Other, net                                                        376                -              (57)
----------------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                              $ (8,158)         $27,088           $20,917
----------------------------------------------------------------------------------------------------------

The sources of the differences between consolidated earnings for financial statement purposes and tax purposes and the tax effects are as follows:

                                                                           Year ended September 30,
                                                                    1998            1997              1996
-----------------------------------------------------------------------------------------------------------
Excess tax depreciation expense versus book
depreciation                                                     $   973          $ 2,525            $1,157
Excess tax gains versus book gains                                (7,275)            (200)             (895)
Amortization of deferred gain on sale and leaseback                    -                -                49
Utilization of net operating loss carryforward                         -              200              (600)
Accrued liabilities and reserves                                     820           15,000               676
Goodwill                                                           3,689            3,575             3,661
Prepaid rent                                                           -                -             1,146
Net operating loss                                                (6,128)               -                 -
Other                                                               (237)             (77)              (80)
-----------------------------------------------------------------------------------------------------------
Net deferred tax provision                                       $(8,158)         $21,023            $5,114
-----------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are presented below:

                                                         September 30,
                                                     1998             1997
--------------------------------------------------------------------------
Deferred Tax Assets
Accounts receivable                             $       -         $  5,480
Accrued compensation                                  444              601
Amortization of deferred gain                           -               47
Debt premium                                        2,144            2,144
Accrued liabilities and reserves                   11,225            7,966
Net operating loss carryforwards                   10,128            4,000
Other, net                                          1,017                -
--------------------------------------------------------------------------
Deferred tax assets                                24,958           20,238
--------------------------------------------------------------------------
Valuation allowance                                (3,400)          (3,400)
--------------------------------------------------------------------------
Net deferred tax assets                            21,558          $16,838
--------------------------------------------------------------------------
Deferred Tax Liabilities
Accounts receivable                                (3,464)               -
Goodwill and other intangibles                    (39,861)         (10,695)
Depreciation                                      (50,242)         (43,888)
Accrued liabilities and reserves                     (819)               -
--------------------------------------------------------------------------
Total deferred tax liability                      (94,386)         (54,583)
--------------------------------------------------------------------------
Net deferred tax liability                       $(72,828)        $(37,745)
--------------------------------------------------------------------------

The deferred tax assets related to state net operating loss carryforwards are available to reduce future state income taxes payable, subject to applicable carryforward rules and limitations. Due to these limitations, the Company has established a valuation allowance of $3,400. The net operating loss carryforwards expire in years 1999 through 2002.

(9) Notes Receivable and Other Investments

Notes receivable and other investments at September 30, 1998 and 1997 consist of the following:

                                                            September 30,
                                                        1998             1997
-------------------------------------------------------------------------------
Mortgage notes and other notes receivable             $41,011          $ 92,164
Investments in non marketable securities                6,612            16,550
-------------------------------------------------------------------------------
                                                      $47,623          $108,714
-------------------------------------------------------------------------------

Mortgage notes and other notes receivable at September 30, 1998 bear interest at rates ranging from 7 1/2% to 10% and mature at various times ranging from 1999 to 2006. Approximately $30,869 of the mortgage notes and other notes are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and / or gross facility receipts, as defined.

At September 30, 1997 and 1998, the Company held $10,000 of convertible preferred stock of Doctors Health, Inc. ("Doctors Health"), an independent physician owned and controlled integrated delivery system and practice management company based in Maryland. The convertible preferred stock, which is accounted for under the cost method, carries an 8% cumulative dividend and is convertible into common stock, and if converted would represent an approximate 10% ownership interest in Doctors Health. Also, the Company loaned to Doctors Health $5,000 at an annual interest rate of 11%. On November 16, 1998, a voluntary petition for Chapter 11 bankruptcy was filed by Doctors Health. In the fourth quarter of 1998, the Company wrote-off its investment in and loan to Doctors Health.

During the twelve months ended September 30, 1998, notes receivable and other investments declined approximately $61,100 principally due to the restructuring and repayment of a $45,000 mortgage loan and a $10,000 working capital loan with 11 managed eldercare centers in Florida, the impairment write-off of the Company's convertible preferred stock investment and note receivable with Doctors Health, offset by an $8,500 note extended to ElderTrust in connection with the sale of leasehold rights and an option to purchase seven eldercare centers.

The Company has agreed to provide third parties, including facilities under management contract, with $21,944 of working capital lines of credit. The unused portion of working capital lines of credit was $8,322 at September 30, 1998.

(10) Other Long-Term Assets

Other long-term assets at September 30, 1998 and 1997 consist of the following:

                                                                     September 30,
                                                                1998              1997
---------------------------------------------------------------------------------------
Deferred financing fees, net                                  $29,567           $12,939
Subordinated management fees receivable from Multicare         14,048                 -
Property deposits and funds held in escrow                     10,764             7,056
Funds held by trustee                                           1,415             1,661
Other, net                                                     18,110            10,066
---------------------------------------------------------------------------------------
                                                              $73,904           $31,722
---------------------------------------------------------------------------------------

(11) Management Services and Other Income, Net

Included in management services and other income, net were the following:

                                                                            Year ended September 30,
                                                                    1998             1997            1996
----------------------------------------------------------------------------------------------------------

Fees earned in connection with management agreements             $ 64,178          $18,959         $18,227
Service related businesses                                         27,809           28,043           9,023
Capitation revenue and transactions with acute care
   providers                                                       21,922                -               -
Transactional items, net                                                -              476           5,775
----------------------------------------------------------------------------------------------------------
                                                                 $113,909          $47,478         $33,025
----------------------------------------------------------------------------------------------------------

In 1998, approximately $42,200 of management fees were earned in connection with the management of the Multicare operations.

(12) Stock Option Plans

The Company has two stock option plans (the "Employee Plan" and the "Directors Plan"). Under the Employee Plan, 6,250,000 shares of common stock were reserved for issuance to employees including officers and directors. Options granted in the Employee Plan prior to fiscal 1997 generally become excercisable over a five year period, while options granted subsequent to fiscal 1996 vest 25% in the year of the grant and 25% over each of the next three years. The options granted in the Employee Plan expire 10 years from the date of grant. All options granted under the Employee Plan have been at the fair market value of the common stock on the date of grant. Presented below is a summary of the Employee Plan for the three years ended September 30, 1998.

                                            Option Price                                             Available
                                              per Share           Outstanding        Exercisable     for Grant
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995              $2.22 - $20.25         2,094,168           926,712         437,817
--------------------------------------------------------------------------------------------------------------
Authorized                                              -                 -                 -         750,000
Granted                                     19.50 - 31.87         1,010,998                 -      (1,010,998)
Became Exercisable                                      -                 -           509,070               -
Exercised                                    5.33 - 20.25         (275,455)         (275,455)               -
Canceled                                                -         (136,269)                 -         136,269
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996              $2.22 - $31.87         2,693,442         1,160,327         313,088
--------------------------------------------------------------------------------------------------------------
Authorized                                              -                 -                 -         750,000
Granted                                   $25.00 - $35.25           933,672                 -        (933,672)
Became Exercisable                                      -                 -           695,087               -
Exercised                                  $5.33 - $32.88         (191,774)         (191,774)               -
Canceled                                                -          (13,515)                 -          13,515
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997              $2.22 - $35.25         3,421,825         1,663,640         142,931
--------------------------------------------------------------------------------------------------------------
Authorized                                              -                 -                 -       1,750,000
Granted                                   $27.12 - $28.75         1,056,905                 -      (1,056,905)
Became Exercisable                                      -                 -           757,849               -
Exercised                                  $5.33 - $32.88          (75,052)          (75,052)               -
Canceled                                                -         (249,190)                 -         249,190
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998              $2.22 - $35.25         4,154,488         2,346,437       1,085,216
--------------------------------------------------------------------------------------------------------------

In March 1992, the Company adopted, and in February 1993, the shareholders approved, the Directors Plan. Pursuant to the Directors Plan, options may be granted for an aggregate of 225,000 shares of common stock. The Directors Plan terminates ten years after its approval by the shareholders. At September 30, 1998, there were 106,500 options outstanding and excercisable at grant prices ranging from $7.33 to $35.25.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of Statement 123, the Company's net income (loss) would have been changed to the proforma amounts indicated below:

                                                                September 30,
                                                            1998           1997
--------------------------------------------------------------------------------
Net income (loss) - as reported                          $(25,900)       $47,591
Net income (loss) - pro forma                             (31,469)        38,955
Net income (loss) per share - as reported (diluted)         (0.74)          1.32
Net income (loss) per share - pro forma (diluted)        $  (0.90)       $  1.08
--------------------------------------------------------------------------------

The fair value of stock options granted in 1998 and 1997 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1998 and 1997: dividend yield of 0% (1997 and 1998); expected volatility of 56.17% (1998) and 37.3% (1997); a risk-free return of 5.9% (1997 and 1998); and expected lives of approximately 7 years (1998) and 8 years
(1997).

The following table summarizes information for stock options of the Employee Plan and the Director Plan outstanding at September 30, 1998:


                                        Weighted
                                         Average        Weighted                        Weighted
                                       Remaining         Average                         Average
   Range of                Number      Contractual      Exercise         Number         Exercise
Exercise Price          Outstanding       Life            Price        Exercisable        Price
------------------------------------------------------------------------------------------------
$ 1.00 - $10.00           412,419         3.10            $ 6.54         412,419         $ 6.54
$10.01 - $15.00            91,325         4.40             10.63          91,325          10.63
$15.01 - $20.00           604,925         5.70             16.89         537,425          16.81
$20.01 - $25.00         1,015,775         6.80             23.08         568,588          23.01
$25.01 - $30.00         1,741,594         8.50             28.94         644,985          29.08
$30.01 - $35.00            75,000         7.70             31.88          50,000          31.88
$35.01 - $40.00           319,950         8.00             35.25         148,195          35.25
------------------------------------------------------------------------------------------------
                        4,260,988         7.00            $23.80       2,452,937         $20.94
------------------------------------------------------------------------------------------------

(13)  Retirement Plan

The Company's retirement plan (the "Retirement Plan") is a cash deferred profit-sharing plan covering all of the employees of the Company (other than certain employees covered by a collective bargaining agreement) who have completed at least 1,000 hours of service and twelve months of employment. Under the 401(k) component, each employee may elect to contribute a portion of his or her current compensation up to the maximum permitted by the Internal Revenue Code or 15% (or for more highly compensated employees 2%) of such employee's annual compensation. The Company may make a matching contribution each year as determined by the Board of Directors. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely.

The Company match since January 1995 has been based on years of service. For an employee who has completed six years of service prior to the beginning of the calendar year, he/she receives a match of $0.75 per $1.00 of contribution up to 4% of his/her salary. Therefore, if this employee contributes 4% or more of his/her salary, the Company contributes 3% of his/her salary. If the employee contributes less than 4%, the Company contributes $0.75 per $1.00 of contribution.

If an employee has not completed six years of service, he/she is matched $0.50 per $1.00 of contribution up to 2% of his/her salary. Therefore, if this employee contributes 2% or more of his/her salary, the Company contributes 1% of his/her salary. If the employee contributes less than 2%, the Company contributes $0.50 per $1.00 of contribution.

Under the profit sharing provisions of the Retirement Plan, the Company may make an additional employer contribution as determined by the Board of Directors each year. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. It is the Company's intent that employer contributions under the profit sharing provisions of the Retirement Plan are to be made 50% in the form of Common Stock and 50% in cash, and are to be made only if there are sufficient profits to do so. Profit sharing contributions are allocated among the accounts of participants in the proportion that their annual compensation bears to the aggregate annual compensation of all participants. All employee contributions to the Retirement Plan are 100% vested. Company contributions are vested in accordance with a schedule that generally provides for vesting after five years of service with the Company (any non-vested amounts that are forfeited by participants are used to reduce the following year's contribution by the Company).

The Company recorded retirement plan expense for the 401(k) match and the discretionary contribution of approximately $7,484, $3,516 and $1,877 for the years ended September 30, 1998, 1997 and 1996, respectively.

(14) Commitments and Contingencies

The Company is self insured for the majority of its workers' compensation and health insurance claims. The Company's maximum exposure is $500 per occurrence for workers' compensation and $75 per year, per participant for health insurance. The Company has elected to reinsure the first $500 per occurrence for workers' compensation claims, through its wholly-owned captive insurance company, Liberty Health Corp., LTD. The Company carries excess insurance with commercial carriers for losses above $500 per workers' compensation claim, and $75 per participant for health insurance. The provision for estimated workers' compensation and health insurance claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported.

The Company has guaranteed $14,195 of indebtedness of facilities under management contract. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Company does not anticipate any material losses as a result of these commitments.

Genesis is a party to litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.

(15) Loss on Impairment of Assets

Due to specific events occurring in the fourth quarter of Fiscal 1998 and a focus on core business operations in response to the Medicare Prospective Payment System ("PPS"), the Company recorded non-cash charges before income taxes of approximately $116,000, of which approximately $24,000 relates to the impairment of one eldercare center and certain non-core businesses, including the Company's ambulance business and certain non-core Medicare home health operations; approximately $43,000 relates to investments in owned eldercare centers and other assets the Company believes are impaired as a result of PPS; approximately $23,000 relates to impaired investments in eldercare centers previously owned or managed by the Company; and approximately $26,000 relates to the Company's investment in Doctors Health, a medical care management company in the Company's Chesapeake region. Approximately $95,000 of the non-cash impairment charges are reflected in the Statement of Operations as loss on impairment of assets and approximately $21,000 are included in other operating expenses.

In the fourth quarter of Fiscal 1997, the Company completed an evaluation of its physician service business and announced its intentions to restructure this business, including the closure and possible sale of free standing service sites, the restructuring of physician compensation arrangements and the termination of certain staff. In connection with the plan and selected asset impairments, the Company recorded a fourth quarter pretax charge of approximately $5,700. In addition, the Company reached an agreement with BCBSMD to insure, through a sub-capitation agreement, the health care benefits of approximately 7,000 members of BCBSMD's Care First Medicare product. As a result, the Company has recorded a liability and pretax impairment charge of approximately $5,000 to accrue for the estimated loss inherent in the agreement. The impairment charge also included a pretax charge of approximately $4,300 related to the write-off of selected assets deemed unrecoverable.

(16) Fair Value of Financial Instruments

The Company believes the carrying amount of cash and equivalents, accounts receivable (net of allowance for doubtful accounts), cost report receivables, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation and accrued interest approximates fair value because of the short-term maturity of these instruments.

The Company also believes the carrying value of mortgage notes and other notes receivable, and non marketable debt securities approximate fair value based upon the discounted value of expected future cash flows using interest rates at which similar investments would be made to borrowers with similar credit quality and for the same remaining maturities.

The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at September 30, 1998 and 1997 is approximately $29,685 and $2,052, respectively.

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

The fair value of the Company's fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 1998 and 1997, the carrying value of fixed rate debt of $370,318 and $354,154, respectively, approximates market value.

The fair value of the Company's floating rate debt approximates its fair value.

(17) Summary Financial Information of Unconsolidated Affiliates

The following unaudited summary financial data for the Multicare Companies is as of and for the twelve months ended September 30, 1998. Multicare is the Company's only significant unconsolidated affiliate.


-------------------------------------------------------------------
Total assets                                             $1,698,955
Long-term debt                                              725,194
Total liabilities                                           965,718
Revenues                                                    695,633
Net income                                               $      238
-------------------------------------------------------------------

In 1998, the Company earned approximately $42,200 of management fees in connection with the management of the Multicare operations and approximately $30,900 of ancillary revenue in connection with services provided to Multicare eldercare centers.

(18) Certain Significant Risks and Uncertainties

The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

In recent years, a number of laws have been enacted that have effected major changes in the health care system, both nationally and at the state level. The Balanced Budget Act of 1997 (the "Balanced Budget Act"), signed into law on August 5, 1997, seeks to achieve a balanced federal budget, by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandated establishment of PPS for Medicare skilled nursing facilities under which facilities will be paid a federal per diem rate for most covered nursing facility services (including pharmaceuticals).

While the Company has prepared certain estimates of the impact of PPS, it is not possible to fully quantify the effect of the recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Company's business. Accordingly, there can be no assurance that the impact of PPS will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect the business of the Company.

(19) Quarterly Financial Data (Unaudited)

The Company's unaudited quarterly financial information is as follows:


                                                                                     Diluted
                                                                                     Earnings
                                                    Earnings                        (Loss) Per        Diluted
                                                 (Loss) Before                     Share Before       Earnings
                                  Total Net      Extraordinary     Net Income     Extraordinary        (Loss)
                                   Revenues           Item           (Loss)            Item          Per Share
---------------------------------------------------------------------------------------------------------------
Quarter ended:
December 31, 1997                  $ 302,565       $ 12,822        $ 10,898          $ 0.36            $ 0.31
March 31, 1998                       344,299         14,568          14,568            0.41              0.41
June 30, 1998                        352,526         15,991          15,991            0.45              0.45
September 30, 1998                   405,915        (67,357)        (67,357)          (1.92)            (1.92)
---------------------------------------------------------------------------------------------------------------
                                  $1,405,305       $(23,976)       $(25,900)         $(0.68)           $(0.74)
Quarter ended:
December 31, 1996                 $  258,544       $ 11,508        $ 10,955          $ 0.33            $ 0.32
March 31, 1997                       273,263         13,494          13,494            0.37              0.37
June 30, 1997                        284,463         15,556          15,556            0.43              0.43
September 30, 1997                   283,553          7,586           7,586            0.21              0.21
---------------------------------------------------------------------------------------------------------------
                                  $1,099,823        $48,144        $ 47,591          $ 1.34            $ 1.33
---------------------------------------------------------------------------------------------------------------

Earnings (loss) per share was calculated for each three month and the twelve month period on a stand alone basis. As a result, the sum of the earnings per share for the four quarters does not equal the earnings per share for the twelve months. The fourth quarter of 1998 includes non-cash charges of approximately $116,000 (see Note 15).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company's 1999 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item
4.1 of this Report.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the Company's 1999 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's 1999 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's 1999 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements
              Independent Auditors' Report
              Consolidated Balance Sheets as of September 30, 1998 and 1997 Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996
              Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996
              Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

(a)(2)   Schedule
              Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1998, 1997, and 1996. All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

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

       2.10(20) Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Services, Inc., Care4 L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.

       2.11(20) Asset Purchase Agreement dated October 11, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc., and Total Rehabilitation Centers, L.L.C.

       2.12(20) Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp., Genesis Health Ventures, Inc., and the Multicare Companies, Inc.

       2.13(21) Agreement and Plan of Merger dated April 26, 1998, by and among Genesis Health Ventures, Inc., V Acquisition Corp. and Vitalink Pharmacy Services, Inc.

       2.14(21) Amendment Number One to the Plan of Merger dated as of July 7, 1998.

       3.1(5)    The Company's Amended and Restated Articles of Incorporation.

       3.2(24)   The Company's Amended and Restated Bylaws.

       3.3(9) Amendment to the Company's Articles of Incorporation, as filed on March 11, 1994, with the Secretary of the Commonwealth of Pennsylvania.

       3.4 Amendment to the Company's Articles of Incorporation, as filed on August 26, 1998, with the Secretary of the Commonwealth of Pennsylvania.

       4.1(2) Indenture dated as of November 30, 1993, between the Company and First Fidelity Bank, N.A., Pennsylvania.

       4.2(5)    Specimen of Common Stock Certificate.

       4.3(6)    Specimen of the Company's First Mortgage Bonds (Series A) due
                 2007.

       4.4(7) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1992, by and among the Company, Delaware Trust Company and Richard N. Smith.

       4.5(12) Rights Agreement between Genesis Health Ventures, Inc. and Mellon Securities Trust Company.

       4.6(15) Indenture dated as of June 15, 1995 between the Company and Delaware Trust Company.

       4.7(15) Specimen of the Company's 9-3/4% Senior Subordinated Debentures due 2005.

       4.8(17) Indenture dated as of October 7, 1996 between the Company and First Union National Bank.

       4.9(17) Specimen of the Company's 9-1/4% Senior Subordinated Notes due 2006.

       4.10 Rights Agreement by and between the Company and Manor Care Inc. dated April 26, 1998.

       4.11 Indenture dated as of December 23, 1998 between the Company and the Bank of New York.

       4.12 Specimen of the Company's 9-7/8% Senior Subordinated Debentures due 2009 (Attached as Exhibit A-1 to the Indenture dated December 23, 1998 between the Company and the Bank of New York attached hereto as Exhibit 4.11)

       +10.1(5) The Company's Employee Retirement Plan, adopted January 1, 1989, as amended and restated Retirement Plan Trust Agreement.

       +10.2(22) The Company's Amended and Restated Stock Option Plan.

       +10.3(5) Lease Agreement, dated October 1, 1990, between Salisbury Medical Office Building General Partnership ("SMOBGP") and Team Rehabilitation, Inc.

       +10.4(5) Lease Agreement, dated October 1, 1989, between SMOBGP and Genesis Immediate Med Center, Inc.

       +10.5(5) Purchase Agreement, dated October 1, 1987, among SMOBGP, Genesis Pharmacy, Inc. and Genesis Immediate Med Center, Inc. relating to the purchase of the assets, property and business of Salisbury Pharmacy and Salisbury Immediate Med Center.

       +10.6(5) Lease, dated October 1, 1989, between SMOBGP and ASCO, relating to the Salisbury Regional Health Center.

       +10.7(19) Ground Lease Agreement dated as of June 26, 1993, by and between GHV Associates and the Company.

       +10.8(9) Lease, dated January 1, 1995, between GHV Associates and the Company, Team Rehabilitation, Inc. and Genesis Physician Services, Inc.

       +10.9(5) Agreement, dated April 19, 1991, between Nazem & Company, III, L.P. and the Company.

       +10.10(6) The Company's 1992 Stock Option Plan for Non-Employee
                 Directors.

       +10.11(6) The Company's Incentive Compensation Program.

       +10.12(6) The Company's Execuflex Plan, dated as of January 1, 1992, and related Trust Agreement, dated December 10, 1991.

       +10.13(2) Lease Agreement, dated as of November 30, 1993, by and between Charlesmead Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.14(2) Option Agreement, dated November 30, 1993, by and among the
                 Sellers identified therein, Charlesmead Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.15(2) Lease Agreement, dated as of November 30, 1993, by and between Cherry Hill Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.16(2) Option Agreement, dated November 30, 1993, by and among the
                 Sellers, as indicated therein, Cherry Hill Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.17(6) Lease Agreement, dated as of November 30, 1993, by and between Corsica Hills Associates Limited Partnership and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.18(2) Option Agreement, dated November 30, 1993, by and among the
                 Sellers, as identified therein, Corsica Hills Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.19(2) Lease Agreement, dated as of November 30, 1993, by and between Heritage Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.20(2) Option Agreement, dated November 30, 1993, by and among the
                 Sellers, as identified therein, Heritage Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.21(2) Lease Agreement, dated as of November 30, 1993, by and between Multi-Medical Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation

       +10.22(2) Option Agreement, dated November 30, 1993, by and among the
                 Sellers, as identified therein, Multi-Medical Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.23(2) Lease Agreement, dated as of November 30, 1993, by and between Severna Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.24(2) Option Agreement, dated November 30, 1993, by and among the
                 Sellers, as identified therein, Severna Associates Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.25(2) Lease Agreement, dated as of November 30, 1993, by and between Westfield Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.26(2) Option Agreement, dated November 30, 1993, by and among the
                 Sellers, as identified therein, Westfield Meridian Limited Partnership, a Maryland limited partnership, and MHC Acquisition Corporation, now known as Meridian Healthcare, Inc., a Pennsylvania corporation.

       +10.27(9) Management Agreement, dated June 15, 1987, between Brendenwood
                 MRC Limited Partnership and Meridian Health, Inc. (f/k/a Meridian, Inc.).

       +10.28(9) Lease dated January 5, 1989, as amended, by and between Towson
                 Building Associates Limited Partnership and Meridian Healthcare, Inc.

       +10.29(9) Sublease dated November 30, 1993, by and between Meridian
                 Healthcare, Inc. and Fairmount Associates, Inc.

       +10.30(12)Agreement to Purchase Partnership Interests, made as of March 1
                 1996, by and among Meridian Health, Inc., Fairmont Associates, Inc. and MHC Holding Company

       10.31(12) Purchase and Sale Agreement, dated January 16, 1996, by and among Genesis Health Ventures of Indiana, Inc. and Hallmark Healthcare Limited Partnership, as seller, and Hunter Acquisitions, L.L.C., as purchaser.

       10.32(17) Guaranty and Agreement of Suretyship Regarding Obligations of
                 Lessee and Affiliates from Genesis Health Ventures, Inc. and its Material Subsidiaries, dated as of October 7, 1996

       10.33(17) Guaranty and Agreement of Suretyship from Genesis Health
                 Ventures, Inc. and its Material Subsidiaries, dated as of October 7, 1996.

       10.34(17) Amended and Restated Lease and Agreement, dated as of October
                 7, 1996, between Mellon Financial Services Corporation #4, as Lessor, and Genesis Eldercare Properties, Inc., as Lessee.

       10.35(17) Amended and Restated Participation Agreement, dated as of
                 October 7, 1996, among Genesis Eldercare Properties, Inc., as Lessee, Mellon Financial Services Corporation #4, as Lessor, Persons Named on Schedule I, as Lenders, and Mellon Bank, N.A. not in its individual capacity except as expressly stated therein, but solely as Agent

       10.36(17) Management and Affiliation Agreement, dated as of August 31,
                 1996, by and between Genesis ElderCare Network Services, Inc., the Company and AGE Institute of Florida, Inc.

       10.37(17) Acquisition Loan and Security Agreement, dated as of August 31,
                 1996, between Genesis Health Ventures, Inc. and AGE Institute of Florida, Inc.

       10.38(17) Second Amended and Restated Credit Agreement dated as of
                 October 7, 1996 by and among Genesis Health Ventures, Inc. and certain of its subsidiaries, as Borrowers of the institutions identified herein as Lenders, Mellon Bank, N.A. as Issuer of Letters of Credit, Mellon Bank, N.A. as Administrative Agent and Co-Syndication Agent, Citibank, N.A. as Co-Syndication Agent and other co-agents specified therein.

       10.39(10) Amended and Restated Lease Agreement dated as of October 7,
                 1996 between Mellon Financial Services Corporation #4, as Lessor, and Genesis ElderCare Properties, Inc., as lessee.

       10.40(10)  Second Amendment to Amended and Restated Participation
                  Agreement dated March 7, 1998 among Genesis ElderCare Properties, Inc., as lessee, Mellon Financial Services Corporation #4, as lessor; various financial institutions as lendors and Mellon Bank N.A., a national banking association as Agent for Lessor and the Lendors.

       10.41(10)  Amendment No. 2 to Second Amended and Restated Credit
                  Agreement, dated as of March 7, 1997 by and among Genesis Health Ventures, Inc. and certain subsidiaries as Borrowers and Mellon Bank N.A. Issuer of Letters of Credit, Mellon Bank N.A. as Administrator Agent and Co-Syndication Agent, Citibank, N.A. as Co-Syndication Agent, and other Co-Agents.

       10.42(19)  Third Amended and Restated Credit Agreement dated October 9,
                  1997 to Genesis Health Ventures, Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.

       10.43(19)  Credit Agreement dated October 14, 1997 to The Multicare
                  Companies, Inc. from Mellon Bank, N.A., Citicorp USA, Inc., First Union National Bank and NationsBank, N.A.

       +10.44(20) Management Agreement dated October 9, 1997 among The Multicare
                  Companies, Inc., Genesis Health Ventures, Inc. and Genesis ElderCare Network Services, Inc.

       10.45(19)  Stockholders' Agreement dated October 9, 1997 among Genesis
                  ElderCare Corp., The Cypress Group L.L.C., TPG Partners II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.

       10.46(19)  Put/Call Agreement dated October 9, 1997 among The Cypress
                  Group, L.L.C., TPG Partners, II, L.P., Nazem, Inc. and Genesis Health Ventures, Inc.

       10.47(19)  Letter Agreement dated June 16, 1997 between Genesis Health
                  Ventures, Inc. and Sterns Associates.

       10.48(23)  Assignment and Assumption Agreement among Genesis Health
                  Ventures, Inc., Capital Corp. and AGE Institute of Florida.

       10.49(23)  Amended and Restated Promissory Note among Genesis Health
                  Ventures, Inc. and, ET Capital Corp. and AGE Institute of Florida.

       10.50(27)  Master Agreement for Infusion Therapy Products and Services,
                  dated June 1, 1991.

       10.51(26)  Amendment to the Master Agreement for Infusion Therapy
                  Products and Services, as amended on September 19, 1997 and April 26, 1998.

       10.52(27)  Master Pharmacy Consulting Agreement, dated June 1, 1991 and amended on September 19, 1997 and April 26, 1998

       +10.53(26) Amendment to the Master Pharmacy Consulting Agreement, dated
                  May 31, 1991 amended on September 19, 1997 and April 26, 1998.

       10.54(27)  Amendment to the Master Pharmacy Services Consulting
                  Agreement, as amended on September 19, 1997 and April 26,
                  1998.

       10.55(27)  Master Agreement for Pharmacy Services, dated June 1, 1991 and amended on September 19, 1997 and April 26, 1998.

       10.56(26)  Amendments to the Master Agreement for Pharmacy Services, as
                  amended on September 19, 1997 and April 26, 1998.

      +10.57 Employment Agreement between the Company and Michael R. Walker dated August 12, 1998.

      +10.58 Employment Agreement between the Company and George V. Hager dated August 12, 1998.

      +10.59 Employment Agreement between the Company and Richard R. Howard dated August 12, 1998.

      +10.60 Employment Agreement between the Company and David C. Barr dated August 12, 1998.

      +10.61 Employment Agreement between the Company and Michael G. Bronfein dated November 11, 1998.

      +10.62 Employment Agreement between the Company and Maryann Timon dated November 11, 1998.

      +10.63 Employment Agreement between the Company and Marc. D. Rubinger dated November 11, 1998.

      +10.64      1998 Non-Qualified Employee Stock Option Plan.


21     Subsidiaries of the Company
23     Consent of KPMG Peat Marwick LLP
27     Financial Data Schedule

-------------------------
+ Management contract or compensatory plan or arrangement
(1)  Incorporated by reference to the Company's Form 8-K dated September 19,
     1993.
(2)  Incorporated by reference to the Company's Form 8-K dated November 30,
     1993.
(3)  Incorporated by reference to the Company's Form 8-K dated August 18, 1995.
(4)  Incorporated by reference to the Company's Form 8-K dated November 30,
     1995.
(5) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40007).
(6) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-51670).
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(11) Incorporated by reference to the Company's Form 8-A dated May 11, 1995.
(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(13) Incorporated by reference to Form 8-K, as amended, dated May 3, 1996.
(14) Incorporated by reference to Form S-3, dated June 20, 1995 (File No. 33-9350).
(15) Incorporated by reference to Form 8-K, as amended, dated July 11, 1996.
(16) Incorporated by reference to Form S-4, dated October 31, 1996 (File No.333-15267).

(17) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(18) Incorporated by reference to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.
(19) Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.
(20) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 10, 1997.
(21) Incorporated by reference to Form S-4, dated June 30, 1998 (File No. 333-58221)
(22) Incorporated by reference to Form S-8, dated May 19, 1998 (File No. 333-53043)
(23) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(25) Incorporated by reference to Schedule 13D dated May 6, 1998.
(26) Incorporated by reference to the Vitalink Pharmacy Services, Inc. Form 10-K dated August 31, 1998 (File No. 001-12729)
(27) Incorporated by reference to the Vitalink Pharmacy Services, Inc. Form S-1/A, dated February 29, 1992 (File No. 33-43261)


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K and Form 8-K/A dated August 28, 1998, reporting the consummation of an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc. ("Vitalink"), the reports contain certain financial statements regarding Vitalink and its subsidiaries and pro forma financial information regarding the combined entities.

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.

Under date of December 15, 1998, we reported on the consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998, as contained in the Genesis Health Ventures, Inc. annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion such schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
December 15, 1998

                                                                     Schedule II
                          Genesis Health Ventures, Inc.
                        Valuation and Qualifying Accounts
                  Years Ended September 30, 1998, 1997 and 1996
                             (Dollars in thousands)



                                                                       Charged to
                                         Balance at                      Other                     Balance at
                                         Beginning     Charged to       Accounts     Deductions      End of
Description                              of Period     Operations         (1)            (2)         Period
-------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1998
Allowance for Doubtful Accounts           $39,418        18,016         36,497         20,212       $73,719
Year Ended September 30, 1997
Allowance for Doubtful Accounts           $11,131        12,615         27,563         11,891       $39,418
Year Ended September 30, 1996
Allowance for Doubtful Accounts           $ 6,179         4,382          4,748          4,178       $11,131


(1) Represents amounts related to acquisitions
(2) Represents amounts written off as uncollectible

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No 1 to its Report to be signed on its behalf on December 23, 1998 by the undersigned duly authorized.

                               Genesis Health Ventures, Inc.

                               By: /s/ George V. Hager, Jr.
                               ----------------------------
                               George V. Hager, Jr.,
                               Senior Vice President and Chief Financial Officer

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 1998.

Signature                                   Capacity

/s/ Michael R. Walker
-------------------------
Michael R. Walker                           Chairman and Chief Executive Officer

/s/ Richard R. Howard
-------------------------
Richard R. Howard                           Vice Chairman and Director

Jack R. Anderson
-------------------------
Jack R. Anderson                            Director

Samuel H. Howard
-------------------------
Samuel H. Howard                            Director

/s/ Roger C. Lipitz
-------------------------
Roger C. Lipitz                             Director

/s/ Stephen E. Luongo
-------------------------
Stephen E. Luongo                           Director

/s/ Alan B. Miller
-------------------------
Alan B. Miller                              Director

/s/ George V. Hager, Jr.
-------------------------
George V. Hager, Jr.                        Chief Financial Officer
                                            (Principal Accounting Officer)