Form 10-K/A
period 1998-09-30
GENESIS HEALTH VENTURES INC /PA
filed 1999-01-28
CIK 874265

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1


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

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing
requirements for the past 90 days.   YES _X_    NO__

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

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to the Directors of the Company. Information concerning certain Executive Officers of the Company was set forth in Item 4.1 of this Form 10-K filed with Commission on December 28, 1998.

         Jack R. Anderson (age 73) has served as a director of the Company since November 1998. Since 1982, Mr. Anderson has been President of Calver Corporation, a Dallas based health care consulting and investing firm. From September 1981 until May 1982, Mr. Anderson served as President of Manor Care, Inc. From 1970 until 1981, Mr. Anderson served as President and later as Chairman of Hospital Affiliates International, Inc., a hospital management company in Nashville. Mr. Anderson is a member of the Board of Directors of Horizon Health Corporation and PacifiCare Health Systems, Inc.

         Richard R. Howard (age 49) has served as a director of the Company since its inception, as Vice President of Development from September 1985 to June 1986, as President and Chief Operating Officer from June 1986 to April 1997, as President from April 1997 to November 1998 and as Vice Chairman since November 1998. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of Health Group Care Centers ("HGCC"). Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971. Mr. Howard is a member of the Board of Directors of The Multicare Companies, Inc. ("Multicare").

         Samuel H. Howard (age 59) has served as a director of the Company since March 1988. He is the founder and chairman of Xantus Corporation and the founder and President of Phoenix Communications Group, Inc. and Phoenix Holdings, Inc. all of which are based in Nashville, Tennessee. Mr. Howard's past corporate and operations experience in the healthcare industry include having served as the Senior Vice President of Public Affairs for Hospital Corporation of America from August 1981 to January 1990, Vice President and Treasurer for Hospital Affiliates International Inc., and Vice President of Finance and Business for Meharry Medical College. In addition, Mr. Howard was a financial analyst for General Electric and a White House Fellow with U.S. Ambassador Arthur Goldberg. Mr. Howard is a member of the Board of Directors of O'Charley's Inc.

         Richard R. Howard and Samuel H. Howard are not related.

         Michael R. Walker (age 50) is the founder of the Company and has served as Chairman and Chief Executive Officer of the Company since its inception. In 1981, Mr. Walker co-founded HGCC. At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker has served as Chairman of the Board of Trustees of ElderTrust since its inception in January 1998 and has served as Chairman of the Board of Directors of Multicare since October 1997.

         Roger Lipitz (age 56) has served as a director of the Company since March 1994. From January 1994 until January 1996, Mr. Lipitz served on a consulting basis as Director of Government Relations of the Company. From 1969 until its acquisition by the Company in 1993, Mr. Lipitz served as Chairman of the Board of Meridian Healthcare, Inc., a Maryland based long-term care company which operated over 5,000 beds and related businesses. Mr. Lipitz is a past president of the American Health Care Association, Health Facilities Association of Maryland and the National Council of Health Care Services. Mr. Lipitz is a member of the Board of Directors of Blue Cross and Blue Shield of Maryland.

         Stephen E. Luongo (age 51) has served as a director of the Company since June 1985. He is a Partner in the law firm of Blank Rome Comisky & McCauley LLP. Blank Rome Comisky & McCauley LLP serves as outside legal counsel for the Company.


         Alan B. Miller (age 61) has served as a director of the Company since October 1993. Since 1978, he has been Chairman of the Board, President and Chief Executive Officer of Universal Health Services, Inc., a Pennsylvania based health services company. Prior thereto, Mr. Miller was Chairman of the Board, President and Chief Executive Officer of American Medicorp, Inc. Mr. Miller is Chairman of the Board of Trustees of Universal Health Realty Income Trust and a member of the Board of Directors of CDI Corp. and Penn Mutual Life Insurance Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 1998, all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that Robert Reitz, Richard R. Howard, Barbara Hauswald, Fred Nazem and Vince Barnaba, each filed a late report on Form 4.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company for services rendered in all capacities for fiscal 1998, fiscal 1997 and fiscal 1996.

                                                                        Long Term
                                           Annual Compensation         Compensation
                                     ------------------------------    ------------
         Name and Position           Fiscal                               Option
         With the Company             Year    Salary (2)  Bonus (3)    Awards (3)(4)        All Other Compensation(1)
         ----------------             ----    ----------  ---------    -------------        -------------------------
Michael R. Walker                   1998        $626,931       $   0               0                  $11,997
  Chairman and Chief                1997         521,621           0         200,000                   23,673
  Executive Officer                 1996         450,329           0               0                    7,844

Richard R. Howard                   1998        $376,924       $   0          67,900                  $ 9,054
  Vice Chairman and Director        1997         340,710           0           9,000                   15,829
                                    1996         307,035           0          67,000                    6,875

David C. Barr                       1998        $311,539       $   0               0                  $ 7,767
  Vice Chairman                     1997         273,333           0          18,500                    8,662
                                    1996         256,095                      53,000                    2,200

George V. Hager, Jr.                1998        $287,616       $   0               0                  $ 3,787
  Senior Vice President and         1997         253,557       5,159          15,000                    5,961
  Chief Financial Officer           1996         224,994       4,143          45,000                    3,247

Michael G. Bronfein                 1998        $267,306       $   0          10,000                  $ 3,606
  President,                        1997         250,000           0               0                        0
  NeighborCare(SM) (5)              1996          65,032           0          75,000                        0

---------------
(1) Represents the Company's matching contribution under the 401(k), Profit Sharing Plan, Execuflex Plan and executive insurance policies.

(2) Includes compensation deferred under the Company's 401(k), Profit Sharing Plan, Execuflex Plan and other arrangements with the Company; does not include other payments made by the Company under the Company's 401(k), Profit Sharing Plan and Execuflex Plan.

(3) Under the Company's incentive compensation program, stock options issued under the Employee Stock Option Plan are the sole form of incentive compensation to most eligible employees, including the Company's executive officers.

(4) Does not include 100,000, 42,500, 45,000 and 37,500 stock options Messrs. Walker, Howard, Barr and Hager forfeited, respectively.

(5)  Mr. Bronfein joined the Company on June 5, 1996.

Employment Agreements

         The Company entered into new employment agreements, effective August 12, 1998, with Michael R. Walker as its Chairman and Chief Executive Officer, Richard R. Howard and David C. Barr as its Vice Chairmen and George V. Hager, Jr., as its Senior Vice President and Chief Financial Officer. The agreement with Mr. Walker currently expires on August 12, 2003; the agreements with Messrs. Howard, Barr and Hager each currently expire on August 12, 2001. Unless notice of non-renewal is given by two-thirds of the entire Board of Directors, the current term of Mr. Walker's agreement shall automatically extend an additional year beginning on the anniversary thereof in 2001, and the agreements for Messrs. Barr, Howard and Hager extend an additional year beginning on the anniversary thereof in 1999. The annual base salaries of Messrs. Walker, Howard, Barr and Hager currently are $650,000, $400,000, $333,000 and $295,000, respectively, and are reviewable by the Company's Board of Directors at least annually. The agreements may be terminated by the Company at any time for Cause (as defined), upon the vote of not less than two-thirds of the entire membership of the Company's Board of Directors. Each Genesis Executive may terminate his employment agreement upon notice to the Company of the occurrence of certain events, including an election by the Company not to renew the term of the agreement, as described above. In the event that the Company terminates the Genesis Executive's employment agreement without Cause, or the Genesis Executive terminates his employment agreement as described in the preceding sentence, Mr. Walker is entitled to severance compensation equal to the greater of the remainder of the term of the agreement or three years average base salary plus the value of stock options (using a Black-Scholes valuation method) granted during such period and Messrs. Barr, Howard, and Hager are entitled to severance compensation equal to three years base salary plus the value of stock options (using a Black-Scholes valuation method) and cash bonus granted during such period. In each case, the value of such stock options and cash bonus may not exceed 100% of such base salary. Messrs. Walker, Barr and Howard are entitled to certain insurance benefits. If a Genesis Executive becomes disabled, he will continue to receive all of his compensation and benefits so long as such period of disability does not exceed 12 consecutive months or shorter period aggregating 12 months in any 24 month period. Each employment agreement also contains provisions which are intended to limit the Genesis Executive from competing with the Company throughout the term of the agreement and for a period of two years thereafter. In addition, under the Senior Executive Employee Stock Ownership Program, the Company may make loans to the Genesis Executives to maintain a predetermined stock ownership position in the Company.

         The Company entered into an employment agreement, effective November 11, 1998, with Michael G. Bronfein as President and Chief Executive Officer of Neighborcare pharmacies, a wholly-owned subsidiary of the Company. The Company has consolidated its pharmacy, medical supply and infusion business under the brand name "NeighborCare," and Mr. Bronfein is the president of all subsidiaries of the Company which do business as NeighborCare. The agreement with Mr. Bronfein currently expires on November 11, 2001. The annual base salary of Mr. Bronfein is $350,000, and is reviewable by the Company's Board of Directors at least annually. The agreement may be terminated by the Company at any time for Cause (as defined), upon the vote of not less than two-thirds of the entire membership of the Company's Board of Directors. In the event that the Company terminates Mr. Bronfein's employment agreement without Cause, or Mr. Bronfein terminates his employment agreement as described in the preceding sentence, Mr. Bronfein is entitled to severance compensation equal to three years base salary plus the value of stock options (using a Black-Scholes valuation method) and cash bonus granted during such period, which value may not exceed 60% of his base salary. If Mr. Bronfein becomes disabled, he will continue to receive all of his compensation and benefits so long as such period of disability does not exceed 12 consecutive months or shorter period aggregating 12 months in any 24 month period. Mr. Bronfein's agreement also contains provisions which are intended to limit him from competing with the Company throughout the term of the agreement and for a period of two years thereafter.

Retirement Plan

         On January 1, 1989, the Company adopted an employee Retirement Plan which consists of a 401(k) component and a profit sharing component. The Retirement Plan, which is intended to be qualified under Sections 401(a) and (k) of the Code, is a cash deferred profit-sharing plan covering all of the employees of the Company (other than certain employees covered by a collective bargaining agreement) who have completed at least 1,000 hours of service and twelve months of employment. Under the 401(k) component, each employee may elect to contribute a portion of his or her current compensation up to the lesser of $10,000 (or the maximum then permitted by the Code) or 15% (or for more highly compensated employees 2%) of such employee's annual compensation. The Company may make a matching contribution each year as determined by the Board of Directors. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely.

         The Company match since January, 1995 has been based on years of service. For an employee who has completed six years of service prior to the beginning of the calendar year, he receives a match of $0.75 per $1.00 of contribution up to 4% of his salary. Therefore, if this employee contributes 4% or more of his salary, the Company contributes 3% of his salary. If the employee contributes less than 4%, the Company contributes $0.75 per $1.00 of contribution.

         If an employee has not completed six years of service, he is matched $0.50 per $1.00 of contribution up to 2% of his salary. Therefore, if this employee contributes 2% or more of his salary, the Company contributes 1% of his salary. If the employee contributes less than 2%, the Company contributes $0.50 per $1.00 of contribution. Highly Compensated Employees (as such term is defined in the Code) regardless of their years of service, are matched $0.50 per $1.00 of contribution up to 2% of salary.

         Under the profit sharing provisions of the Retirement Plan, the Company may make an additional employer contribution as determined by the Board of Directors each year. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. It is the Company's intent that employer contributions under the profit sharing provisions of the Retirement Plan are to be made 50% in the form of Common Stock and 50% in cash, and are to be made only if there are sufficient profits to do so. Profit sharing contributions are allocated among the accounts of participants in the proportion that their annual compensation bears to the aggregate annual compensation of all participants. All employee contributions to the Retirement Plan are 100% vested. Company contributions are vested in accordance with a schedule that generally provides for vesting after five years of service with the Company (any non-vested amounts that are forfeited by participants used to reduce the following year's contribution by the Company). Distribution of benefits normally will commence upon the participant's reaching age 65 (or, if earlier, upon the participant's death or disability). Payment of Retirement Plan benefits will generally be made in a lump sum unless an alternative equivalent form of benefit is elected. Certain special rules apply to the distribution of benefits to participants for whom the Retirement Plan has accepted a transfer of assets from another tax-qualified pension plan.

Stock Option Plans

         Amended and Restated Employee Stock Option Plan. Pursuant to the Employee Stock Option Plan (the "Employee Stock Option Plan"), stock options may be granted which are intended to qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as stock options not intended to so qualify ("Non-Qualified Options"). The primary purpose of the Employee Stock Option Plan is to provide additional incentive to key employees and officers of the Company by encouraging them to invest in the Company's Common Stock and thereby acquire a proprietary interest in the Company and an increased personal interest in the Company's continued success and progress.

         All officers and key employees of, and consultants and advisors to, the Company or any current or future subsidiary ("Subsidiary") (currently in excess of 1300 people) are eligible to receive options under the Employee Stock Option Plan. The Employee Stock Option Plan is administered by the Stock Option Committee. Subject to the provisions of the Employee Stock Option Plan, the Stock Option Committee determines, among other things, which officers, key employees, consultants and advisors of the Company and any subsidiary will be granted options under the Employee Stock Option Plan, whether options granted will be Incentive Options or Non-Qualified Options, the number of shares subject to an option, the time at which an option is granted, the rate of option exercisability, the duration of an option and the exercise price of an option. The Stock Option Committee has the exclusive right to adopt or rescind rules for the administration of the Employee Stock Option Plan, correct defects and omissions in, reconcile inconsistencies in, and construe the Employee Stock Option Plan. The Stock Option Committee also has the right to modify, suspend or terminate the Employee Stock Option Plan, subject to certain conditions.

         The aggregate number of shares which may be issued upon the exercise of options granted under the Employee Stock Option Plan currently is 6,250,000 shares of the Company's Common Stock. The aggregate number and kind of shares issuable under the Employee Stock Option Plan is subject to appropriate adjustment to reflect changes in the capitalization of the Company, such as by stock dividend, stock split or other circumstances deemed by the Stock Option Committee to be similar. Any shares of Common Stock subject to options that terminate unexercised will be available for future options granted under the Employee Stock Option Plan. The maximum number of shares for which options may be granted to any participant in any year is 750,000 shares of Common Stock, subject to certain adjustments in the event of any change in the outstanding shares of the Common Stock of the Company.

         The Company anticipates submitting certain amendments to the Employee Stock Option Plan to the shareholders of the Company at its 1999 Annual Meeting of Shareholders, including increasing the number of shares which may be issued under the plan to 6,750,000.

         1998 Non-Qualified Employee Stock Option Plan. On November 11, 1998, the Company adopted the 1998 Non-Qualified Employee Stock Option Plan (the "Non-Officer Stock Option Plan") which authorizes the issuance of up to 1,500,000 shares of the Company's Common Stock. The Company uses the Non-Officer Stock Option Plan as a long-term incentive plan for non-officer employees of the Company. The objectives of the Non-Officer Stock Option Plan are to align the long-term interests of employees and shareholders by creating a direct link between compensation and shareholder return, and to enable employees to develop and maintain a significant long-term equity interest in the Company. The Employee Plan authorizes the Chief Executive Office to award Non-Qualified Stock Options to employees of the Company.

         Director Plan. In March 1992, the Company adopted, and in February 1993, the shareholders approved, the Company's 1992 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The purpose of the Director Plan is to attract and retain non-employee directors and to provide additional incentive to them by encouraging them to invest in the Common Stock and acquire an increased personal interest in the Company's business. Payment of the exercise price for options granted under the Director Plan may be made in cash, shares of Common Stock or a combination of both. All options granted pursuant to the Director Plan are immediately exercisable and, except as indicated below, may not be exercised more than ten years from the date of grant.

         The Director Plan is administered by the Board of Directors of the Company, including non-employee directors, who may modify, amend, suspend or terminate the Director Plan, other than the number of shares with respect to which options are to be granted, the option exercise price, the class of persons eligible to participate, or options previously granted. Pursuant to the Director Plan, options may be granted for an aggregate of 225,000 shares of Common Stock. Options granted under the Director Plan are not incentive stock options under
Section 422 of the Code. The Director Plan terminates ten years after its approval by shareholders.

         At each Annual Meeting of shareholders, each individual who is elected, re-elected or continues as a non-employee director automatically is granted an option to purchase 4,500 shares of Common Stock at the then fair market value of the Common Stock. On February 24, 1998, each non-employee director of the Company was granted an option to purchase 4,500 shares of Common Stock at an exercise price of $28.75 per share.

Option Grants

         The following table sets forth certain information concerning stock options granted and not forfeited under the Employee Stock Option Plan during fiscal 1998 to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company:

                        Option Grants in Last Fiscal Year

                                                                                          Potential Realizable
                                                                                                  Value
                                                                                           at Assumed Annual
                                                                                          Rates of Stock Price
                                           Individual Grants                        Appreciation for Option Term
                       -----------------------------------------------------------  ----------------------------
                                       Percent of Total
                                        Options Granted     Option
                            Options     to Employees In    Exercise     Expiration
        Name                Granted       Fiscal Year       Price           Date           5%            10%
        ----                -------    ----------------    --------     ----------    ----------     ----------
Michael R. Walker                0              0%                            --              --             --
Richard R. Howard           67,900           6.32%          $28.75       2/24/08      $1,186,758     $3,056,022
David C. Barr                    0              0%              --            --              --             --
George V. Hager, Jr.             0              0%              --            --              --             --
Michael G. Bronfein         10,000            .93%          $28.75       2/24/08      $  174,780     $  448,604

         The following table sets forth certain information concerning the shares acquired upon exercise of options, the number of unexercised options and the value of unexercised options at the end of fiscal 1998 held by the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company:

               Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                             Number of        Value of Unexercised
                                                            Unexercised            In-the-Money
                                                            Options at          Options at Fiscal
                                                          Fiscal Year-End           Year-End
                      Shares Acquired                      Exercisable/           Exercisable/
        Name            on Exercise     Value Realized     Unexercisable        Unexercisable(1)
        ----          ---------------   --------------    ---------------      -------------------
Michael R. Walker               -                 -       417,501/150,000          $967,262/$0
Richard R. Howard               -                 -       203,750/76,900           $237,231/$0
David C. Barr                   -                 -       213,270/18,500           $516,495/$0
George V. Hager, Jr.            -                 -       111,500/21,000           $286,875/$0
Michael G. Bronfein             -                 -        52,500/32,500              $0/$0

(1) Stock Price at close of business on September 30, 1998 was $12.25.


Execuflex Plan

         In November 1991, the Company adopted the Execuflex Plan. All Company employees who achieve a certain salary grade and all employed physicians are entitled to participate in the Execuflex Plan. Pursuant to the terms of the Execuflex Plan, an eligible employee may authorize the Company to reduce his or her base compensation or bonuses and credit such amounts to a retirement account, education account or fixed period account.

         The Company match since March 1, 1997 has been based on years of service. For an employee who has completed ten years of service prior to the beginning of the calendar year, he receives a match of $0.75 per $1.00 of contribution up to 3% of his salary. Therefore, if this employee contributes 4% or more of his salary, the Company contributes 3% of his salary. If the employee contributes less than 4%, the Company contributes $0.75 per $1.00 of contribution. If an employee has completed more than six and less than ten years of service, he is matched $0.50 per $1.00 of contribution up to 2% of his salary. Therefore, if this employee contributes 4% or more of his salary, the Company contributes 2% of his salary. If the employee contributes less than 4%, the Company contributes $0.50 per $1.00 of contribution. If an employee has not completed seven years of service, he is matched $0.25 per $1.00 of contribution up to 1% of his salary. Therefore, if this employee contributes 4% or more of his salary, the Company contributes 1% of his salary. If the employee contributes less than 4%, the Company contributes $0.25 per $1.00 of contribution. Benefits derived from employee deferral contributions are not subject to forfeiture for any reason. Benefits derived from matching contributions made by the Company are forfeited if a member of the Execuflex Plan separates from the Company's employ prior to completing five years of employment with the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth at December 31, 1998, certain information with respect to the beneficial ownership of Common Stock (i) by each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) by each director, (iii) by each of the Company's five most highly compensated executive officers and (iv) by all directors and executive officers as a group.

                                                     Shares of
                                                    Common Stock     Percent of
                                                    Beneficially    Common Stock
                                                     Owned (1)         Owned
                                                    ------------    ------------
Putnam Investments, Inc. (2)
     One Post Office Square
     Boston, Massachusetts 02109                     3,289,151          9.0%
HCR Manor Care, Inc.
     One Seagate
     Toledo, OH  43604-2616 (3)                      7,879,570         18.3%
Jack R. Anderson (4)                                   200,000           *
Richard R. Howard (5)                                  306,450           *
Samuel H. Howard (6)                                    18,000           *
Roger C. Lipitz (7)                                     43,000           *
Stephen E. Lungo(8)                                     52,018           *
Alan B. Miller (9)                                      28,000           *
Michael R. Walker (10)                                 926,400           *
David C. Barr (11)                                     243,270           *
George V. Hager, Jr. (12)                              143,353           *
Michael G. Bronfein (13)                               271,911           *
All executive officers and directors as
 a group (18 persons)                                2,441,235          6.9%
-------------------
*   Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "Commission") and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after December 31, 1998. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Based upon a Schedule 13G, dated January 28, 1998. Consists of 2,984,152 shares beneficially owned by Putnam Investment Management, Inc. and 605,948 shares beneficially owned by The Putnam Advisory Company, Inc. which are registered investment advisors, and are wholly-owned by Putnam Investments, Inc. Putnam Investments, Inc. is a wholly-owned subsidiary of Marsh & McLennon Companies, Inc.

(3) Consists of 586,240 shares of Preferred Stock, which are convertible into 7,874,570 shares of Common Stock. Does not include shares beneficially owned by Jack R. Anderson who is Manor's designee to the Board of Directors.

(4) Does not include shares beneficially owned by Manor; Jack R. Anderson is Manor's designee to the Board of Directors.

(5) Includes 203,750 shares of Common Stock which may be acquired upon the exercise of stock options.

 (6) Consists of 18,000 shares of Common Stock which may be acquired upon the exercise of stock options.

 (7) Includes 18,000 shares of Common Stock which may be acquired upon the exercise of stock options.

 (8) Includes 30,000 shares of Common Stock which may be acquired upon the exercise of stock options.

 (9) Includes 22,500 shares of Common Stock which may be acquired upon the exercise of stock options.

(10) Includes 467,500 shares of Common Stock which may be acquired upon the exercise of stock options.

(11) Includes 213,270 shares of Common Stock which may be acquired upon the exercise of stock options.

(12) Includes 111,500 shares of Common Stock which may be acquired upon the exercise of stock options.

(13) Includes 55,000 shares of Common Stock which may be acquired upon the exercise of stock options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Fred F. Nazem is a former director of the Company. A limited partnership (the "Nazem Affiliate") affiliated with Mr. Nazem owns 1.4% of the outstanding Common Stock of Genesis ElderCare Corp., the parent corporation of Multicare. Multicare is owned 44% by the Company and is consolidated for financial accounting purposes.

         The Nazem Affiliate's stock ownership is subject to an agreement (the "Put/Call Agreement") pursuant to which, among other things, the Company will have the option, on the terms and conditions set forth in the Put/Call Agreement to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by the Nazem Affiliate commencing on October 9, 2001 and for a period of 270 days thereafter, at a price determined pursuant to the terms of the Put/Call Agreement. The Nazem Affiliate will have the option, on the terms and conditions set forth in the Put/Call Agreement, to require the Company to purchase (the "Put") such Genesis ElderCare Corp. Common Stock commencing on October 9, 2002 and for a period of one year thereafter, at a price determined pursuant to the Put/Call Agreement. Upon exercise of the Call, the Nazem Affiliate will receive at a minimum its original investment plus a 25% compound annual return thereon. Upon exercise of the Put, there will be no minimum return to the Nazem Affiliate; any payment to the Nazem Affiliate will be based upon a formula set forth in the terms of the Put/Call Agreement which provides generally for the preferential return of the stockholders' capital contributions (subject to certain priorities), a 25% compound annual return on the Nazem Affiliate's capital contributions and additional amounts to be divided based upon the proportionate share of the capital contributions of the stockholders to Genesis ElderCare Corp.

         In connection with the Multicare acquisition, the Company entered into a management agreement (the "Management Agreement") pursuant to which the Company will manage Multicare's operations. The Management Agreement has a term of five years with automatic renewals for two years unless either party terminates the Management Agreement. The Company will be paid a fee of six percent of Multicare's net revenues for its services under the Management Agreement provided that payment of such fee in respect of any month in excess of the greater of (i) $1,991,666 and (ii) four percent of Multicare's consolidated net revenues for such month, shall be subordinate to the satisfaction of Multicare's senior and subordinate debt covenants; and provided, further, that payment of such fee shall be no less than $23,9000,000 in any given year. Under the Management Agreement, the Company is responsible for Multicare's non-extraordinary sales, general and administrative expenses (other than certain specified third party expenses), and all other expenses of Multicare will be paid by Multicare. The Company also entered into an asset purchase agreement with Multicare and certain of its subsidiaries pursuant to which the Company acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 subject to adjustment and a stock purchase agreement with Multicare and certain subsidiaries pursuant to which the Company acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000, subject to adjustment.

         In 1998 the Company sponsored the formation of ElderTrustSM ("ETT"), a Maryland real estate investment trust. ETT completed an initial public offering (the "ETT Offering") on January 26, 1998.

         Substantially all of the ETT operations are conducted through ElderTrust Operating Limited Partnership (the "Operating Partnership"). In fiscal year 1997, Messrs. Walker, Howard, Barr, and Hager formed MGI Limited Partnership ("MGI"). Upon completion of ETT Offering, MGI received 95,454 units in the Operating Partnership ("Units"), having a total value of approximately $1.9 million based on the ETT Offering price of the Common Shares of ETT. Certain other executives of the Company, including Mr. Bronfein, are also a partners of MGI.

         In connection with the ETT Offering, Mr. Walker received cash distributions totaling approximately $358,000 from the sale of his interests in GHV Associates SMOPBGP to the Operating Partnership. Mr. Walker also received a direct or indirect interest in 88,110 Units in exchange for his ownership interests in GHV Associates, SMOBGP and two other limited partnerships. Such Units, together with Mr. Walker's interest in the Units distributed to MGI, have a total value of approximately $2.5 million based on the ETT Offering price of the Common Shares of ETT. In addition, Mr. Walker received approximately $1.9 million in cash from ETT as repayment of first mortgage indebtedness loaned by Mr. Walker to GHV Associates and SMOBGP.

         Mr. Walker received $50,000 in cash (representing a return of his initial investment) indirectly from the Operating Partnership upon the dissolution of Elder Trust Realty Group, Inc. following the sale by Elder Trust Realty Group, Inc. of all its assets and liabilities to the Operating Partnership.

         ETT granted to Mr. Walker options to purchase 150,000 Common Shares under ETT's 1998 Share Option and Incentive Plan. These options vest over three years.

         Upon consummation of the ETT Offering, Mr. Howard received a cash distribution totaling approximately $91,000 from SMOBGP. In addition, Messrs. Howard, Barr and Hager received a direct or indirect interest in 24,139 Units in the aggregate in exchange for their ownership interests in certain limited partnerships. Such Units have a total value of approximately $483,000 based on the assumed ETT Offering price of the Common Shares of ETT.

         The Company leases the Windsor Office Building and the Windsor Clinic and Training Facility (the "Buildings") from GHV Associates. Payments under these leases approximate $191,000 per year and the current term expires on December 31, 2004. The Company believes that the terms of these leases are at least as favorable to the Company as those it would have obtained from an unaffiliated party. The Company rents space in Maryland which is used as a medical clinic and therapy clinic pursuant to two leases with SMOBGP. Payments under these leases approximate $169,000 per year. The leases expire on September 30, 1999. The Company believes that the terms of these leases are at least as favorable to the Company as those it would have obtained from an unaffiliated party. GHV Associates is a partnership which was owned prior to the ETT Offering by among others, Michael R. Walker, an officer and director of the Company. Salisbury Medical Office Building General Partnership ("SMOBGP") is a partnership which was owned prior to the ETT Offering by among others, Richard
R. Howard and Michael R. Walker, officers and directors of the Company.

         The Company has made loans of approximately $7.8 million as of December 31, 1998 (the "Loan") for the benefit of HealthObjects Corporation and its subsidiaries (collectively, "HealthObjects"). HealthObjects is 82% beneficially owned by Michael G. Bronfein, an officer of the Company. Pursuant to a Participation Agreement between the Company and Mr. Bronfein and his wife, the Bronfeins participate in 50% of the Loan exceeding $5,000,000. In connection with the loan, HealthObjects has issued warrants for the purchase of 5% of all outstanding shares of HealthObjects to the Company.

         Stephen E. Luongo, a director and member of the Compensation Committee, is a partner in the law firm of Blank Rome Comisky & McCauley LLP which serves as outside legal counsel for the Company.

         On November 30, 1993, the Company paid approximately $205,000,000 to acquire substantially all of the assets and stock of Meridian Healthcare. Roger
C. Lipitz, a director, is a former stockholder of Meridian Healthcare and served as Meridian's Chairman. As part of the Meridian Transaction, the Company entered into agreements to lease and operate, for ten years with a five year renewal option, at an aggregate cost of $6,000,000 per year, seven geriatric care facilities owned by seven different partnerships formed by certain former shareholders of Meridian, including Mr. Lipitz (the "Former Shareholders"). In March 1996, the Company acquired for total consideration approximately $31,900,000, including the payment of assumed debt, the remaining partnership interest owned by the Former Shareholders in five geriatric care facilities which were jointly owned by the Company and limited partnerships owned by the Former Shareholders. The Company also pays approximately $923,000 per year to Towson Building Associates, L.P., a limited partnership formed by the Former Shareholders, to lease the Company's regional headquarters located in Towson, Maryland. In addition, the Company manages a retirement center owned by Brendenwood MRC L.P., a limited partnership owned by the Former Shareholders. Mr. Lipitz beneficially owns between 20% to 26.5% of the partnership interests in the referenced partnerships formed and owned by the Former Shareholders.

         Pursuant to the Senior Executive Officer Stock Ownership Plan, the Company has loans outstanding to Messrs. Howard Barr, and Hager in the amounts of $646,889.00, $820,962.00, and $624,244.00, respectively.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(3)  Exhibits

         The following exhibits are hereby amended:

         No.          Description
         ---          -----------
         +10.57       Employment  Agreement  between the Company and Michael R.
                      Walker dated August 12, 1998, as amended.

         +10.58 Employment Agreement between the Company and George V. Hager dated August 12, 1998, as amended.

         +10.59 Employment Agreement between the Company and Richard R. Howard dated August 12, 1998, as amended.

         +10.60 Employment Agreement between the Company and David C. Barr dated August 12, 1998, as amended.

         +10.61 Employment Agreement between the Company and Michael G. Bronfein dated November 11, 1998, as amended.

         +10.62 Employment Agreement between the Company and Maryann Timon dated November 11, 1998, as amended.

         +10.63 Employment Agreement between the Company and Marc. D. Rubinger dated November 11, 1998, as amended.

-------------------------
+ Management contract or compensatory plan or arrangement

         SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report to be signed on its behalf on January 28, 1999 by the undersigned hereunto duly authorized.


                              Genesis Health Ventures, Inc.


                              /s/ James V. McKeon
                              ---------------------------------------
                              James V. McKeon
                              Vice President and Corporate Controller