Form 10-Q
period 1998-12-31
GENESIS HEALTH VENTURES INC /PA
filed 1999-02-16
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

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

                                YES [ x ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 8, 1999: 35,227,886 shares of common stock

                                TABLE OF CONTENTS

                                                                                                 Page

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS............................................1


Part I:  FINANCIAL INFORMATION

         Item 1.    Financial Statements.............................................................2

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................9

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................21

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................................22

         Item 2.  Changes in Securities.............................................................22

         Item 3.  Defaults Upon Senior Securities...................................................22

         Item 4.  Submission of Matters to a Vote of Security Holders...............................22

         Item 5.  Other Information.................................................................22

         Item 6.  Exhibits and Reports on Form 8-K..................................................22


SIGNATURES .........................................................................................23

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicaid and Medicare programs and the Company's ability to meet its liquidity needs and control costs, certain statements in "Qualitative and Quantitative Disclosures about Market Risk", certain statements in Notes to Unaudited Condensed Consolidated Financial Statements, such as certain Pro Forma Financial Information; and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:


1. Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, implementation of the Medicare prospective payment system and consolidated billing and other changes in applicable government regulations that might affect the profitability of the Company.

2. The Company's substantial indebtedness and significant debt service obligations.

3. The Company's ability to secure the capital and the related cost of such capital necessary to fund its future growth through acquisition and development, as well as internal growth.

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

9. The Company's and its payors' and suppliers' ability to implement a Year 2000 readiness program.

These and other factors have been discussed in more detail in the Company's periodic reports, including its Annual Report on Form 10-K as amended for the fiscal year ended September 30, 1998.

                          PART I: FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                                  December 31,        September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1998                 1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                                          $ 8,901             $ 4,902
          Investments in marketable securities                                                           24,186              26,658
          Accounts receivable, net                                                                      405,482             376,023
          Cost report receivables                                                                        63,861              62,257
          Inventory                                                                                      66,703              63,760
          Prepaid expenses and other current assets                                                      34,578              40,579
------------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                                603,711             574,179
------------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment, net                                                                     608,692             596,562
Notes receivable and other investments                                                                   49,785              47,623
Other long-term assets                                                                                   77,706              73,904
Investments in unconsolidated affiliates                                                                356,149             344,567
Goodwill and other intangibles, net                                                                     974,635             990,533
------------------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                                    $ 2,670,678         $ 2,627,368
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
          Current installments of long-term debt                                                       $ 34,160            $ 49,712
          Accounts payable and accrued expenses                                                         192,260             218,749
          Income taxes payable                                                                            4,427                   -
------------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                                           230,847             268,461
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                        1,439,457           1,358,595
Deferred income taxes                                                                                    69,357              72,828
Deferred gain and other long-term liabilities                                                            50,959              52,412
Shareholders' equity:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
              5,000,000 shares, 590,253 issued and outstanding at December 31,
              1998 and September 30, 1998                                                                     6                   6
          Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,227,449 and 35,181,848 at December 31, 1998;
              35,225,731 and 35,180,130 at September 30, 1997                                               704                 704
          Additional paid-in capital                                                                    749,500             749,491
          Retained earnings                                                                             129,601             124,430
          Accumulated other comprehensive income                                                            490                 684
          Treasury stock, at cost                                                                          (243)               (243)
------------------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                                          880,058             875,072
------------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                                      $ 2,670,678         $ 2,627,368
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations
                ( in thousands, except share and per share data)


                                                                                           Three months ended
                                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                       1998                 1997
---------------------------------------------------------------------------------------------------------------------

Net revenues:
        Pharmacy and medical supply services                                           $ 236,217            $ 68,696
        Inpatient services                                                               176,032             180,805
        Other revenue                                                                     66,955              53,064
---------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                          479,204             302,565
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                                               393,082             233,342
        General corporate expense                                                         14,968              12,037
Depreciation and amortization                                                             17,807              11,686
Lease expense                                                                              6,367               6,643
Interest expense, net                                                                     27,323              19,643
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, equity in net income (loss)
   of unconsolidated affiliates and extraordinary items                                   19,657              19,214
Income taxes                                                                               7,378               7,013
---------------------------------------------------------------------------------------------------------------------
Earnings before equity in net income (loss) of unconsolidated
   affiliates and extraordinary items                                                     12,279              12,201
Equity in net income (loss) of unconsolidated affiliates                                    (892)                621
---------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary items                                                       11,387              12,822
Extraordinary items, net of tax                                                           (1,799)             (1,924)
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                 9,588              10,898
Preferred stock dividend                                                                   4,417                   -
---------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                              $ 5,171            $ 10,898
---------------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic
           Earnings before extraordinary items                                            $ 0.20              $ 0.37
           Net income                                                                     $ 0.15              $ 0.31
           Weighted average shares of common stock and equivalents                    35,217,418          35,079,426
---------------------------------------------------------------------------------------------------------------------
        Diluted
           Earnings before extraordinary items                                            $ 0.20              $ 0.36
           Net income                                                                     $ 0.15              $ 0.31
           Weighted average shares of common stock and equivalents                    35,380,732          35,594,481
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                             Three months ended
                                                                                                                December 31,
                                                                                                            1998             1997
-----------------------------------------------------------------------------------------------------------------------------------

      Cash flows from operating activities:
             Net income                                                                                   $ 5,170         $ 10,898
             Net charges included in operations not requiring funds                                        21,880           14,644
             Changes in assets and liabilities excluding the effects of acquisitions:
                     Accounts receivable                                                                  (29,459)         (12,312)
                     Accounts payable and accrued expenses                                                (22,364)          (8,622)
                     Other, net                                                                               911             (527)
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operations                                                  $ (23,862)         $ 4,081
-----------------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Capital expenditures                                                                         (17,551)         (10,925)
             Payments for acquisitions and related costs, net of cash acquired                             (4,125)         (41,174)
             Investments in unconsolidated affiliates                                                     (12,474)        (326,641)
             Cash paid for assets held for sale                                                                 -          (20,109)
             Sale of marketable securities                                                                  2,472                -
             Notes receivable and other investment
                    and other asset additions, net                                                         (2,692)         (12,805)
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                        (34,370)        (411,654)
-----------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings (repayments) under working capital revolving credit facility                   65,539         (164,800)
             Repayment of long term debt and payment of sinking fund requirements                        (120,429)          (1,973)
             Proceeds from issuance of long-term debt                                                     120,200          600,000
             Debt issuance costs                                                                           (3,088)         (19,648)
             Purchase of common stock call options                                                              -           (4,442)
             Stock options exercised                                                                            9              313
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                     62,231          409,450
-----------------------------------------------------------------------------------------------------------------------------------

      Net increase in cash and equivalents:                                                                 3,999            1,877
      Cash and equivalents
             Beginning of period                                                                            4,902           11,651
-----------------------------------------------------------------------------------------------------------------------------------
             End of period                                                                                $ 8,901         $ 13,528
-----------------------------------------------------------------------------------------------------------------------------------

      Supplemental disclosure of cash flow information:
             Interest paid                                                                               $ 35,660         $ 22,550
             Income taxes paid                                                                              $ 186              $ -
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements

                 GENESIS HEATLH VENTURES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998. The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results expected for the full year. Certain prior period balances have been reclassified to conform with the current period presentation.

2.       Long-Term Debt

Genesis entered into a credit agreement pursuant to which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Credit Facility") for the purpose of: refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Vitalink Transaction; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Term Loans"), a $650,000,000 revolving credit loan (the "Revolving Facility"), which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $20,000,000. The Term Loans amortize in quarterly installments beginning in Fiscal 1998 through 2005, of which $21,419,000 is payable in Fiscal 1999. The Term Loans consist of (i) a six year term loan with an outstanding balance of $130,525,000 at December 31, 1998 (the "Tranche A Term Facility");
(ii) a seven year term loan with an outstanding balance of $153,687,000 (the "Tranche B Term Facility"); and (iii) an eight year term loan with an outstanding balance of $173,450,000 (the "Tranche C Term Facility"). The Revolving Facility becomes payable in full on September 30, 2003. The third amendment to the Credit Facility, dated December 15, 1998, made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of subordinated debt offerings to repay indebtedness under the Revolving Facility and increased the interest rates applying to the Term Loans and the Revolving Facility. The revised financial covenants accommodate the projected impact of PPS beginning in fiscal 1999 and the non-cash charges in the fourth quarter of fiscal 1998.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Tranche A Term Facility and Revolving Facility have an Annual Applicable Margin of .75% for Prime Rate loans and 2.5% (an effective rate of 7.90% at December 31, 1998) for LIBO Rate loans. Loans under the Tranche B Term Facility have an Annual Applicable Margin of 1.25% for Prime Rate loans and 3.0% (an effective rate of 8.40% at December 31,
1998) for LIBO Rate loans. Loans under the Tranche C Term Facility have an Annual Applicable Margin of 1.5% for Prime Rate loans and 3.25% (an effective rate of 8.65% at December 31, 1998) for LIBO Rate loans. Loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

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

In December 1998, the Company issued $125,000,000, 9 7/8% Senior Subordinated Notes due 2009 at a price of 96.1598% resulting in net proceeds of $120,200,000. Interest on the notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1999. Approximately $59,900,000 of the net proceeds were used to repay portions of the Tranche A, B and C Term Facilities and approximately $59,900,000 of the net proceeds were used to repay a portion of the Revolving Facility.

3.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share applicable to common shares: (amounts are in thousands except per share data):

                                                         Three Months Ended    Three Months Ended
                                                         December 31, 1998     December 31, 1997
                                                         -------------------   ------------------
Basic Earnings Per Share:
Income before extraordinary items                              $  6,970               $ 12,822
Extraordinary items                                              (1,799)                (1,924)
                                                               --------               --------
Net income available to common shareholders                    $  5,171               $ 10,898
                                                               --------               --------

Weighted average shares                                          35,217                 35,079
                                                               --------               --------

Earnings per share before extraordinary items                  $   0.20               $   0.37
                                                               --------               --------
Earnings per share                                             $   0.15               $   0.31
                                                               --------               --------

Diluted Earnings Per Share:
Income before extraordinary items                              $  6,970               $ 12,822
Extraordinary items                                              (1,799)                (1,924)
                                                               --------               --------
Net income available to common shareholders                    $  5,171               $ 10,898
                                                               --------               --------
Weighted Average Shares & Common Stock Equivalents:
Common shares                                                    35,217                 35,079
Dilutive effect of unexcercised stock options                       164                    515
                                                               --------               --------
Total                                                            35,381                 35,594
                                                               --------               --------

Earnings per share before extraordinary items                  $   0.20               $   0.36
                                                               --------               --------
Earnings per share                                             $   0.15               $   0.31
                                                               --------               --------

4.       Pro Forma Financial Information

On August 28, 1998, Genesis and its wholly-owned subsidiary V Acquisition Corporation ("Newco") consummated an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"), pursuant to which Vitalink merged with and into Newco (the "Vitalink Transaction"). Each share of Vitalink Common Stock, par value $.01 per share (the "Vitalink Common Stock"), was converted in the merger into the right to receive (i) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value $.01 per share (the "Genesis Preferred"), (ii) $22.50 in cash, or (iii) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"). The Merger Consideration paid to stockholders of Vitalink to acquire their shares (including shares which may have been issued upon the exercise of outstanding options) was $590,200,000 of which 50% was paid in cash and 50% in Genesis Preferred. The Genesis Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without the consent of the Company. The Genesis Preferred is convertible into Genesis common stock, par value $.02 per share (the "Common Stock"), at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of Common Stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. As a result of the merger, Genesis assumed approximately $87,000,000 of indebtedness Vitalink had outstanding. The cash portion of the purchase price was funded through borrowings under the Credit Facility. The Vitalink Transaction is being accounted for under the purchase method and the related goodwill is being amortized over a forty year period.

Genesis entered into a stock purchase agreement with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 (the "Pharmacy Purchase"), subject to adjustment. The Company completed the Pharmacy Purchase effective January 1, 1998, which was accounted for under the purchase method and the related goodwill is being amortized over forty years.

The following unaudited pro forma statement of operations information gives effect to the Vitalink Transaction and the Pharmacy Purchase as though they had occurred on October 1, 1997, after giving effect to certain adjustments, including recognition of goodwill amortization, additional depreciation expense and increased interest expense on debt related to the transaction. The pro forma financial information, which includes preliminary allocations of purchase price to goodwill and property, plant and equipment that are subject to change, does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of period presented.

                                                                 (In thousands, except per share data)
                                                                       Three Months Ended
Pro Forma Statement of Operations Information:                             December 31, 1997
                                                                           -----------------


Total net revenue                                                                  $ 446,298
Income before extraordinary items                                                     11,092
Net income                                                                             9,168
Earnings per share, before extraordinary items, diluted                                 0.31
Earnings per share, diluted                                                         $   0.26

5.       Summary Financial Information of Unconsolidated Affiliate

The following unaudited summary financial data for the Multicare Companies is as of, and for the three months ended, December 31, 1998. Multicare is the Company's only material unconsolidated affiliate.

                                                      (in thousands)
                                                     December 31, 1998
                                                    --------------------
Total assets                                            $ 1,711,274
Long-term debt                                              735,522
Total liabilities                                       $   980,614

                                                    Three Months Ended
                                                     December 31, 1998
                                                    --------------------

Revenues                                                 $  168,484
Net loss                                                 $   (2,578)

6.       Comprehensive Income

In October 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income available to common shareholders. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. The following table sets forth the computation of comprehensive income (amounts are in thousands):

                                                                Three Months Ended      Three Months Ended
                                                                December 31, 1998       December 31, 1997
                                                              ----------------------- -----------------------

Net income available to common shareholders                                  $ 5,171                 $10,898
Unrealized gain (loss) on marketable securities                                 (194)                     89
                                                              ----------------------- -----------------------
Total comprehensive income                                                   $ 4,977                 $10,987
                                                              ----------------------- -----------------------

Accumulated other comprehensive income, which is composed of net unrealized gains and losses on marketable securities, was $490,000 and $185,000 at December 31, 1998 and 1997, respectively.

Item 2.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

General

Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical services to elderly customers. The Company generates revenues from three sources: pharmacy and medical supply services, inpatient services and other revenue.

The Company provides pharmacy and medical supply services through its NeighborCare (SM) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. The Company's institutional pharmacy and medical supply services were developed to provide the products and support services required in the healthcare market. Institutional pharmacy services are designed to help assure quality of care and to control costs at the facilities served. Medical supply services are designed to assure availability and control through maintenance of a comprehensive inventory, extensive delivery services and special ordering and tracking systems. The Company also provides pharmacy consulting services to assure proper and effective drug therapy. The Company provides these services through 79 institutional pharmacies (of which one is jointly-owned) and 14 distribution centers located in its various market areas. In addition, the Company operates 33 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 89% of the sales attributable to all pharmacy operations in Fiscal 1998 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at its 113 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal. Skilled care provides 24-hour per day professional services of a registered nurse; intermediate care provides less intensive nursing care; and personal care provides for the needs of customers requiring minimal supervision and assistance. Each eldercare center is supervised by a licensed healthcare administrator and employs a Medical Director to supervise the delivery of healthcare services to residents and a Director of Nursing to supervise the nursing staff. The Company maintains a corporate quality assurance program to monitor regulatory compliance and to enhance the standard of care provided in each center.

The Company includes the following in other revenues: rehabilitation therapy, management fees, capitation fees, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees and other healthcare related services.

Certain Transactions

Vitalink Transaction

On August 28, 1998, Genesis and its wholly-owned subsidiary V Acquisition Corporation ("Newco") consummated an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"), pursuant to which Vitalink merged with and into Newco (the "Vitalink Transaction"). Each share of Vitalink Common Stock, par value $.01 per share (the "Vitalink Common Stock"), was converted in the merger into the right to receive (i) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value $.01 per share (the "Genesis Preferred"), (ii) $22.50 in cash, or (iii) a combination of cash and shares of Genesis Preferred (collectively, the "Merger Consideration"). The Merger Consideration paid to stockholders of Vitalink to acquire their shares (including shares which may have been issued upon the exercise of outstanding options) was $590,200,000, of which 50% was paid in cash and 50% in Genesis Preferred. The Genesis Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without the consent of the Company. The Genesis Preferred is convertible into Genesis common stock, par value $.02 per share (the "Common Stock"), at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of Common Stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. As a result of the merger, Genesis assumed approximately $87,000,000 of indebtedness Vitalink had outstanding. The cash portion of the purchase price was funded through borrowings under the Credit Facility. See "Liquidity and Capital Resources."

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

ElderTrust Transactions

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust. Additionally, ElderTrust has funded approximately $14,200,000 of a $15,100,000 commitment to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of the Credit Facility with the proceeds from these transactions. In September 1998, the Company sold its leasehold rights and option to purchase seven eldercare facilities acquired in its November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000,000, including $35,500,000 in cash and an $8,500,000 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000,000. The transaction resulted in a gain of approximately $43,700,000 which has been deferred and is being amortized over the ten year lease term of the lease contracts with ElderTrust. The Company also anticipates entering into transactions with ElderTrust in the future.

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

Genesis Eldercare Corp. paid approximately $1,492,000,000 to (i) purchase the Multicare Shares pursuant to the Tender Offer and the Merger, (ii) pay fees and expenses incurred in connection with the completion of the Tender Offer, Merger and the financing transactions in connection with therewith, (iii) refinance certain indebtedness of Multicare and (iv) make certain cash payments to employees. Of the funds required to finance the foregoing, approximately $745,000,000 were furnished as capital contributions by the Genesis Eldercare Corp. from the sale of its common stock to Cypress, TPG, Nazem and Genesis. Cypress, TPG and Nazem purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $210,000,000, $199,500,000 and $10,500,000, respectively, and Genesis purchased shares of Genesis ElderCare Corp. common stock for a purchase price of $325,000,000 in consideration for 43.6% of the common stock of Genesis ElderCare Corp. The balance of the funds necessary to finance the foregoing came from (i) the proceeds of loans from a syndicate of lenders in the aggregate amount of $525,000,000 and (ii) $246,800,000 of bridge financing which was refinanced upon completion of the sale of 9% Senior Subordinated Notes due 2007 sold by a subsidiary of Genesis ElderCare Corp. on August 11, 1997.

Results of Operations

Three months ended December 31, 1998 compared to three months ended December 31, 1997

The Company's total net revenues for the quarter ended December 31, 1998 were $479,204,000 compared to $302,565,000 for the quarter ended December 31, 1997, an increase of $176,639,000 or 58%. Pharmacy and medical supply service revenue increased $167,521,000 to $236,217,000 from $68,696,000, of which approximately
$128,700,000 is attributed to the Vitalink Transaction, approximately $20,700,000 is attributed to the Multicare Pharmacy Purchase, and the remaining increase of $18,121,000 is primarily due to other volume growth in the institutional, medical supply and community based pharmacies. Inpatient service revenue declined $4,773,000 or 3% to $176,032,000 from $180,805,000, attributed principally to the Company's October 1, 1998 implementation of the Medicare Prospective Payment System ("PPS") and an overall decline in census. Under PPS, the average Medicare rate per day was reduced to approximately $305 per patient day during the quarter ended December 31, 1998 compared to approximately $364 per patient day for the comparable period last year. There were 121,466 Medicare patient days during the quarter ended December 31, 1998 compared to 123,161 days for the comparable period last year. Total patient days declined approximately 9,000 patient days to 1,251,000 during the quarter ended December 31, 1998 compared to 1,260,000 patient days during the comparable period last year. The decline in overall census is principally attributed to survey and other regulatory matters at several of the Company's eldercare centers which the Company believes have been resolved. Other revenues increased approximately $13,900,000 from $53,064,000 to $66,955,000. This increase is attributed to growth in capitation fees earned, rehabilitation revenues and other service related businesses.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $408,050,000 for the quarter ended December 31, 1998 compared to $245,379,000 for the quarter ended December 31, 1997, an increase of $162,671,000 or 66%, of which approximately $106,000,000 is attributed to the Vitalink Transaction, approximately $14,700,000 is attributed to the Multicare Pharmacy Purchase, and the remaining increase of $41,971,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions, capitated expenses, as well as increased costs of community-based programs.

Increased depreciation and amortization expense of $6,121,000 is attributed to the depreciation of fixed assets and amortization of goodwill and deferred financing costs in connection with the Multicare Pharmacy Purchase and the Vitalink Transaction.

Interest expense increased $7,680,000 or 39%. This increase in interest expense was primarily due to additional borrowings used to finance the Multicare Pharmacy Purchase, the Vitalink Transaction, and an increase in the Company's weighted average borrowing rate on the Credit Facility. This increase is offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transactions.

In connection with the early repayment and restructuring of debt in the quarters ended December 31, 1998 and 1997, the Company recorded an extraordinary loss, net of tax of approximately $1,799,000 ($2,902,000 before tax) and $1,924,000 ($3,030,000 before tax), respectively, to write-off unamortized deferred financing fees.

In the quarter ended December 31, 1998, the Company accrued $4,417,000 of dividends on the Genesis Preferred issued in connection with the Vitalink Transaction.

Liquidity and Capital Resources

General

Working capital increased $67,146,000 to $372,864,000 at December 31, 1998 from $305,718,000 at September 30, 1998. Accounts receivable increased approximately $29,459,000 during this period, of this increase approximately $6,000,000 relates to the impact of a rehabilitation services agreement entered into during the current quarter and the remaining increase is principally due to the continuing shift in business mix to ancillary services, particularly the home medical equipment and infusion therapy lines of business, which typically have a longer collection period. As a result, days revenue in accounts receivable increased approximately seven days to 77 days for the quarter ended December 31, 1998 compared to the quarter ended September 30, 1998. Accounts payable and accrued expenses declined during the quarter ending December 31, 1998, principally due to the timing of routine operating payments, including interest and compensation related costs. As a result of the growth in accounts receivable and the timing of payments, the Company's use of cash flow from operations for the three months ended December 31, 1998 was approximately $23,900,000 compared to a source of cash of approximately $4,100,000 for the three months ended December 31, 1997.

Investing activities for the three months ended December 31, 1998 include approximately $17,600,000 of capital expenditures primarily related to the development of assisted living facilities, betterments and expansion of existing eldercare centers and investment in data processing hardware and software. The additional investment in unconsolidated affiliates of approximately $12,500,000 during the December 1998 quarter represents the Company's limited partnership investment in four assisted living properties with which it has entered into a management contract, and four assisted living properties under development which it will manage upon completion of construction. During the three months ended December 31, 1998, other long term assets increased approximately $3,802,000, principally due to subordinated management fees due from Multicare.

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

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust. Additionally, ElderTrust has funded approximately $14,200,000 of a $15,100,000 commitment to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of its Credit Facility with the proceeds from these transactions. In September 1998, the Company sold its leasehold rights and option to purchase seven eldercare facilities acquired in its November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000,000, including $35,500,000 in cash and an $8,500,000 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000,000. The transaction resulted in a gain of approximately $43,700,000 which has been deferred and is being amortized over the ten year lease term of the lease contracts with ElderTrust. The Company also anticipates entering into transactions with ElderTrust in the future.

Credit Facility

Genesis entered into a credit agreement pursuant to which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Credit Facility") for the purpose of: refinancing certain existing indebtedness of Genesis; funding interest and principal payments on the facilities and certain remaining indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Vitalink Transaction; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Term Loans"), a $650,000,000 revolving credit loan (the "Revolving Facility"), which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $20,000,000. The Term Loans amortize in quarterly installments beginning in Fiscal 1998 through 2005, of which $21,419,000 is payable in Fiscal 1999. The Term Loans consist of (i) a six year term loan with an outstanding balance of $130,525,000 at December 31, 1998 (the "Tranche A Term Facility");
(ii) a seven year term loan with an outstanding balance of $153,687,000 (the "Tranche B Term Facility"); and (iii) an eight year term loan with an outstanding balance of $173,450,000 (the "Tranche C Term Facility"). The Revolving Facility becomes payable in full on September 30, 2003. The third amendment to the Credit Facility, dated December 15, 1998, made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of subordinated debt offerings to repay indebtedness under the Revolving Facility and increased the interest rates applying to the Term Loans and the Revolving Facility. The revised financial covenants accommodate the projected impact of PPS beginning in fiscal 1999 and the non-cash charges in the fourth quarter of fiscal 1998.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Tranche A Term Facility and Revolving Facility have an Annual Applicable Margin of .75% for Prime Rate loans and 2.5% (an effective rate of 7.90% at December 31, 1998) for LIBO Rate loans. Loans under the Tranche B Term Facility have an Annual Applicable Margin of 1.25% for Prime Rate loans and 3.0% (an effective rate of 8.40% at December 31,, 1998) for LIBO Rate loans. Loans under the Tranche C Term Facility have an Annual Applicable Margin of 1.5% for Prime Rate loans and 3.25% (an effective rate of 8.65% at December 31, 1998) for LIBO Rate loans. Loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

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

In December 1998, the Company issued $125,000,000, 9 7/8% Senior Subordinated Notes due 2009, at a price of 96.1598% resulting in net proceeds of $120,200,000. Interest on the notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1999. Approximately $59,900,000 of the net proceeds were used to repay portions of the Tranche A, B and C Term Facilities and approximately $59,900,000 of the net proceeds were used to repay a portion of the Revolving Facility.

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

Cypress', TPG's and Nazem's rights to exercise the Put will be accelerated upon an event of bankruptcy of Genesis, a change of control of Genesis, an extraordinary dividend or distribution or the occurrence of the leverage recapitalization of Genesis. Upon an event of acceleration or the failure by Genesis to satisfy its obligations upon exercise of the Put, Cypress, TPG and Nazem will have the right to terminate the Stockholders' Agreement, dated October 9, 1997, by and among the Company, Genesis ElderCare Corp., Cypress, TPG and Nazem, and Management Agreement and to control the sale or liquidation of Genesis ElderCare Corp. In the event of such sale, the proceeds from such sale will be distributed among the parties as contemplated by the formula for the Put option exercise price and Cypress, TPG and Nazem will retain a claim against Genesis for the difference, if any, between the proceeds of such sale and the put option exercise price. In the event of a bankruptcy or change of control of Genesis, the option price shall be payable solely in cash provided any such payment will be subordinated to the payment of principal and interest under the Credit Facility.

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

Pursuant to the Balanced Budget Act of 1997 (the "Balance Budget Act") commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the resource utilization group ("RUG"). In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific-rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

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

Anticipated Impact of Healthcare Reform

Based upon assumptions, the Company estimates that the adverse revenue impact of PPS in Fiscal 1999 will be approximately $28,000,000 on the Genesis centers and approximately $18,000,000 on the Multicare centers. In each of Fiscal 2000-2002, the Company estimates the adverse revenue impact of PPS on its Genesis centers will approximate an additional $8,000,000. The Company estimates that the adverse revenue impact of PPS on the Multicare eldercare centers will be approximately an additional $13,000,000 in Fiscal 2000 and an additional $5,000,000 in each of Fiscal 2001 and 2002. The Genesis eldercare centers began implementation of PPS on October 1, 1998 and the majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on the Company's earnings in Fiscal 1999 will depend on many variables which can not be quantified at this time, including regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business.

Other

The Board of Directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's current senior executive employees are required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock. As of December 31, 1998, the Company loaned approximately $3,000,000 to senior executive employees to purchase the Company's Common Stock.

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

The Company believes that its liquidity needs can be met by expected operating cash flow and availability of borrowings under its Revolving Facility. At January 31, 1999, approximately $576,200,000 was outstanding under the Revolving Facility, and approximately $62,000,000 was available under the Revolving Facility after giving effect to approximately $11,800,000 in outstanding letters of credit issued under the Revolving Facility.

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

With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") concluded in September 1998 that it would be highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While the Company does not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. Recently, the HCFA Administrator asserted that all systems necessary to make payments to fiscal intermediaries would be compliant. The Administrator provided further assurance that intermediary systems would also be compliant well in advance of the deadline. Nonetheless, the Company intends to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

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

The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $1,100,000, of which approximately $550,000 has been spent through December 31, 1998. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate or complete.

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

New Accounting Pronouncements


In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting of a Business Enterprise, and establishes new standards for reporting information about operation segments in annual financial statements and requires selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for years beginning after December 15, 1997, or the Company's fiscal year end September 30, 1999. This statement affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("Statement 98-5"). Statement 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. Statement 98-5 is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of Statement 98-5 will result in a charge of approximately $1,500,000, net of tax, which will be recorded as a cumulative effect of a change in accounting principle.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at December 31, 1998 is approximately $28,151,000. The carrying value of fixed rate and variable rate debt approximates fair value. The table below represents the contractual or notional balances of the Company's fixed rate and market sensitive instruments at expected maturity dates and the weighted average interest rates.

                                                              Expected Maturity
($ in thousands)                 1999        2000        2001        2002         2003       Thereafter      Total
                              ----------- ----------- ----------- ----------- ------------- ------------- ------------

Fixed rate debt                 $ 12,794    $ 14,890     $ 7,174     $ 3,627      $  3,387     $ 439,184    $ 481,056
  Weighted average rate            9.25%       9.08%       9.19%       9.34%         9.36%         9.56%        9.53%
                              ----------- ----------- ----------- ----------- ------------- ------------- ------------

Variable rate debt              $ 21,366    $ 28,670    $ 28,670    $ 35,972      $547,299     $ 330,584    $ 992,561
  Weighted average rate          L+2.59%     L+2.57%     L+2.57%     L+2.55%       L+2.50%       L+3.13%      L+2.69%
                              ----------- ----------- ----------- ----------- ------------- ------------- ------------

Variable to Fixed Swaps       $        -  $        -    $220,000    $ 50,000     $ 100,000     $ 320,000    $ 690,000
  Weighted average rate
    Pay fixed rate                     -           -     5.50%       5.75%         4.98%         6.83%         6.06%
  Weighted average rate
    Receive variable rate              -           -       L           L             L          L+1.38%       L+1.17%
                              ----------- ----------- ----------- ----------- ------------- ------------- ------------

Fixed to Variable Swaps       $        -  $        -  $        -  $        -  $         -      $ 320,000    $ 320,000
  Weighted average rate
    Pay variable rate                  -           -           -           -            -        L             L
  Weighted average rate
    Receive fixed rate                 -           -           -           -            -      7.58%         7.58%
                              ----------- ----------- ----------- ----------- ------------- ------------- ------------



L - three-month LIBO rate (approximately 5.40% at December 31, 1998)

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

                  None

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number            Description

         27                Financial Data Schedule

         (b)      Reports on Form 8-K

                           On November 13, 1998, the Company filed a current report on Form 8K/A amending the current report on Form 8K dated August 28, 1998 to include or incorporate by reference certain financial information regarding the Vitalink Transaction.

                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                               GENESIS HEALTH VENTURES, INC.


Date:  February 12, 1999        /s/ George V. Hager, Jr.
                               ------------------------------------
                               George V. Hager, Jr.
                               Senior Vice President and Chief Financial Officer