Form 10-Q
period 1999-03-31
GENESIS HEALTH VENTURES INC /PA
filed 1999-05-17
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

                              YES [x]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 10, 1999: 35,228,550 shares of common stock

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.....................1


Part I:  FINANCIAL INFORMATION

         Item 1.    Financial Statements......................................2

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of Operations..........9

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk.........................................22

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................23

         Item 2.  Changes in Securities.......................................23

         Item 3.  Defaults Upon Senior Securities.............................23

         Item 4.  Submission of Matters to a Vote of Security Holders.........24

         Item 5.  Other Information...........................................24

         Item 6.  Exhibits and Reports on Form 8-K............................24


SIGNATURES ...................................................................25

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain oral statements made by management from time to time and certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning Medicaid and Medicare programs and the Company's ability to meet its liquidity needs and control costs, certain statements in "Quantitative and Qualitative Disclosures about Market Risk", certain statements in Notes to Unaudited Condensed Consolidated Financial Statements, such as certain Pro Forma Financial Information; and other statements contained herein regarding matters which are not historical facts are forward looking statements (as such term is defined in the Securities Act of 1933) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to those discussed below:

1. Changes in the United States healthcare system, including changes in reimbursement levels under Medicaid and Medicare, implementation of the Medicare Prospective Payment System and consolidated billing and other changes in applicable government regulations that might affect the profitability of the Company.

2. The Company's substantial indebtedness and significant debt service obligations.

3. The Company's ability to secure the capital and the related cost of such capital necessary to fund future growth through acquisition and development, as well as internal growth.

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

7. The level of competition in the Company's industry, including without limitation, increased competition from acute care hospitals, providers of assisted and independent living and providers of home healthcare and changes in the regulatory system, such as changes in certificate of need laws in the states in which the Company operates or anticipates operating in the future that facilitate such competition.

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

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                          March 31,                September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                        1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
        Cash and equivalents                                                           $    7,025                  $    4,902
        Investments in marketable securities                                               23,950                      26,658
        Accounts receivable, net                                                          406,507                     376,023
        Cost report receivables                                                            64,373                      62,257
        Inventory                                                                          66,551                      63,760
        Prepaid expenses and other current assets                                          35,295                      40,579
------------------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                        603,701                     574,179
------------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment, net                                                       615,539                     596,562
Notes receivable and other investments                                                     50,659                      47,623
Other long-term assets                                                                     83,726                      73,904
Investments in unconsolidated affiliates                                                  355,241                     344,567
Goodwill and other intangibles, net                                                       969,349                     990,533
------------------------------------------------------------------------------------------------------------------------------------
              Total assets                                                             $2,678,215                  $2,627,368
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
        Current installments of long-term debt                                         $   34,386                  $   49,712
        Accounts payable and accrued expenses                                             189,777                     218,749
        Income taxes payable                                                                3,570                          --
------------------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                   227,733                     268,461
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          1,455,731                   1,358,595
Deferred income taxes                                                                      69,586                      72,828
Deferred gain and other long-term liabilities                                              56,568                      52,412
Shareholders' equity:
        Series G Cumulative Convertible Preferred Stock, par $.01, authorized
         5,000,000 shares, 590,253 issued and outstanding at March 31, 1999
         and September 30, 1998                                                                 6                           6
        Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 35,228,550 and 35,182,949 at March 31, 1999;
         35,225,731 and 35,180,130 at September 30, 1998                                      704                         704
        Additional paid-in capital                                                        749,469                     749,491
        Retained earnings                                                                 118,524                     124,430
        Accumulated other comprehensive income                                                137                         684
        Treasury stock, at cost                                                              (243)                       (243)
------------------------------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                                  868,597                     875,072
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
              Total liabilities and shareholders' equity                               $2,678,215                  $2,627,368
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


                                                                                   Three months ended
                                                                                        March 31,
-------------------------------------------------------------------------------------------------------------
                                                                                 1999                  1998
-------------------------------------------------------------------------------------------------------------
Net revenues:
        Pharmacy and medical supply services                                $   231,901          $    98,545
        Inpatient services                                                      175,801              183,229
        Other revenue                                                            56,917               62,525
-------------------------------------------------------------------------------------------------------------
             Total net revenues                                                 464,619              344,299
-------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                                      388,630              269,138
        General corporate expense                                                14,078               14,139
        Facility closure expense                                                  9,701                   --
Depreciation and amortization                                                    18,759               12,667
Lease expense                                                                     6,619                7,868
Interest expense, net                                                            28,457               18,688
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes, equity in net income (loss)
   of unconsolidated affiliates and extraordinary items                          (1,625)              21,799
Income taxes                                                                        572                7,957
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before equity in net income (loss) of unconsolidated
   affiliates and extraordinary items                                            (2,197)              13,842
Equity in net income (loss) of unconsolidated affiliates                         (4,259)                 726
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary items                                       (6,456)              14,568
Extraordinary items, net of tax                                                    (301)                  --
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                (6,757)              14,568
Preferred stock dividend                                                          4,320                   --
-------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                         $   (11,077)         $    14,568
-------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic
           Earnings (loss) before extraordinary items                           $ (0.31)         $      0.42
           Net income (loss)                                                    $ (0.31)         $      0.42
           Weighted average shares                                           35,218,519           35,093,962
-------------------------------------------------------------------------------------------------------------
        Diluted
           Earnings (loss) before extraordinary items                           $ (0.31)         $      0.41
           Net income (loss)                                                    $ (0.31)         $      0.41
           Weighted average shares and equivalents                           35,218,519           35,647,451
-------------------------------------------------------------------------------------------------------------


                                                                                     Six months ended
                                                                                          March 31,
-------------------------------------------------------------------------------------------------------------
                                                                                 1999                  1998
-------------------------------------------------------------------------------------------------------------
Net revenues:
        Pharmacy and medical supply services                                $   468,118          $   167,240
        Inpatient services                                                      351,833              364,034
        Other revenue                                                           123,872              115,590
-------------------------------------------------------------------------------------------------------------
             Total net revenues                                                 943,823              646,864
-------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                                      781,712              502,480
        General corporate expense                                                29,046               26,176
        Facility closure expense                                                  9,701                   --
Depreciation and amortization                                                    36,566               24,353
Lease expense                                                                    12,986               14,511
Interest expense, net                                                            55,780               38,331
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes, equity in net income (loss)
   of unconsolidated affiliates and extraordinary items                          18,032               41,013
Income taxes                                                                      7,950               14,970
------------------------------------------------------------------------------------------------------------
Earnings (loss) before equity in net income (loss) of unconsolidated
   affiliates and extraordinary items                                            10,082               26,043
Equity in net income (loss) of unconsolidated affiliates                         (5,151)               1,347
-------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary items                                        4,931               27,390
Extraordinary items, net of tax                                                  (2,100)              (1,924)
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                 2,831               25,466
Preferred stock dividend                                                          8,737                   --
-------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                         $    (5,906)         $    25,466
-------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic
           Earnings (loss) before extraordinary items                       $     (0.11)         $      0.78
           Net income (loss)                                                $     (0.17)         $      0.73
           Weighted average shares                                           35,217,109           35,084,965
-------------------------------------------------------------------------------------------------------------
        Diluted
           Earnings (loss) before extraordinary items                       $     (0.11)         $      0.77
           Net income (loss)                                                $     (0.17)         $      0.71
           Weighted average shares and equivalents                           35,217,109           35,658,191
-------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                         Six months ended
                                                                                                             March 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       1999             1998
-------------------------------------------------------------------------------------------------------------------------------
      Cash flows from operating activities:
             Net income (loss) available to common shareholders                                    $  (5,906)       $  25,466
             Net charges included in operations not requiring funds                                   53,907           28,080
             Changes in assets and liabilities excluding the effects of acquisitions:
                  Accounts receivable                                                                (34,015)         (24,613)
                  Accounts payable and accrued expenses                                              (20,857)          (1,283)
                  Other, net                                                                          (1,253)          (2,563)
-------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operations                                                (8,124)          25,087
-------------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Capital expenditures                                                                    (34,159)         (24,342)
             Payments for acquisitions and related costs, net of cash acquired                       (10,787)        (100,929)
             Investments in unconsolidated affiliates                                                (15,826)        (326,539)
             Net proceeds from sale of assets                                                             --           60,555
             Sale of marketable securities                                                             2,708               --
             Notes receivable and other investment and other asset additions, net                     (4,423)         (26,977)
-------------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                   (62,487)        (418,232)
-------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings (repayments) under working capital revolving credit facility              90,000         (181,024)
             Repayment of long term debt and payment of sinking fund requirements                   (131,240)          (9,583)
             Proceeds from issuance of long-term debt                                                123,050          611,241
             Debt issuance costs                                                                      (3,088)         (19,648)
             Preferred stock dividends paid                                                           (5,988)              --
             Purchase of common stock call options                                                        --           (4,442)
             Stock options exercised                                                                      --              524
-------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                72,734          397,068
-------------------------------------------------------------------------------------------------------------------------------

      Net increase in cash and equivalents                                                             2,123            3,923
      Cash and equivalents
             Beginning of period                                                                       4,902           11,651
-------------------------------------------------------------------------------------------------------------------------------
             End of period                                                                         $   7,025        $  15,574
-------------------------------------------------------------------------------------------------------------------------------

      Supplemental disclosure of cash flow information:
             Interest paid                                                                         $  53,911        $  38,664
             Income taxes paid                                                                     $   1,207        $   1,821
-------------------------------------------------------------------------------------------------------------------------------

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

2. Long-Term Debt

Genesis entered into a credit agreement pursuant to which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Vitalink Transaction; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Term Loans"), a $650,000,000 revolving credit loan (the "Revolving Facility"), which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $20,000,000. The Term Loans amortize in quarterly installments beginning in Fiscal 1998 through 2005, of which $21,419,000 is payable in Fiscal 1999. The Term Loans consist of (i) a six year term loan with an outstanding balance of $125,962,000 at March 31, 1999 (the "Tranche A Term Facility"); (ii) a seven year term loan with an outstanding balance of $153,298,000 at March 31, 1999 (the "Tranche B Term Facility"); and
(iii) an eight year term loan with an outstanding balance of $152,934,000 at March 31, 1999 (the "Tranche C Term Facility"). The Revolving Facility becomes payable in full on September 30, 2003. The third amendment to the Credit Facility, dated December 15, 1998, made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of subordinated debt offerings to repay indebtedness under the Revolving Facility and increased the interest rates applying to the Term Loans and the Revolving Facility.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Tranche A Term Facility and Revolving Facility have an Annual Applicable Margin of .75% for Prime Rate loans and 2.50% (an effective rate of 7.50% at March 31, 1999) for LIBO Rate loans. Loans under the Tranche B Term Facility have an Annual Applicable Margin of 1.25% for Prime Rate loans and 3.00% (an effective rate of 8.00% at March 31,
1999) for LIBO Rate loans. Loans under the Tranche C Term Facility have an Annual Applicable Margin of 1.50% for Prime Rate loans and 3.25% (an effective rate of 8.25% at March 31, 1999) for LIBO Rate loans. Loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share applicable to common shares (amounts are in thousands except per share data):

                                                       Three                   Three                  Six                    Six
                                                       Months                  Months                Months                 Months
                                                       Ended                    Ended                Ended                   Ended
                                                      March 31,               March 31,             March 31,              March 31,
                                                        1999                    1998                   1999                  1998
                                              --------------------------------------------------------------------------------------
Basic Earnings Per Share:
Income (loss) before extraordinary items             $(10,776)                 $14,568             $ (3,806)               $27,390
Extraordinary items                                      (301)                      --               (2,100)                (1,924)
                                              --------------------------------------------------------------------------------------
Net income (loss) available to common
 shareholders                                        $(11,077)                 $14,568             $ (5,906)               $25,466
                                              --------------------------------------------------------------------------------------
Weighted average shares                                35,219                   35,094               35,217                 35,085
                                              --------------------------------------------------------------------------------------

Earnings (loss) per share before
 extraordinary items                                 $  (0.31)                 $  0.42             $  (0.11)               $  0.78
                                              --------------------------------------------------------------------------------------
Earnings (loss) per share                            $  (0.31)                 $  0.42             $  (0.17)               $  0.73
                                              --------------------------------------------------------------------------------------

Diluted Earnings Per Share:
Income (loss) before extraordinary items             $(10,776)                 $14,568             $ (3,806)               $27,390
Extraordinary items                                      (301)                      --               (2,100)                (1,924)
                                              --------------------------------------------------------------------------------------
Net income (loss) available to common
 shareholders                                        $(11,077)                 $14,568             $ (5,906)               $25,466
                                              --------------------------------------------------------------------------------------
Weighted average shares & common
 stock equivalents:
    Common shares                                      35,219                   35,094               35,217                 35,085
    Dilutive effect of unexcercised
     stock options                                         --                      553                   --                    573
                                              --------------------------------------------------------------------------------------
Total                                                  35,219                   35,647               35,217                 35,658
                                              --------------------------------------------------------------------------------------

Earnings (loss) per share before
 extraordinary items                                 $  (0.31)                 $  0.41             $  (0.11)               $  0.77
                                              --------------------------------------------------------------------------------------
Earnings (loss) per share                            $  (0.31)                 $  0.41             $  (0.17)               $  0.71
                                              --------------------------------------------------------------------------------------


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

                                                                  (In thousands, except per share data)
                                                                            Six Months Ended
Pro Forma Statement of Operations Information:                                March 31, 1998
                                                                              --------------
Total net revenue                                                               $920,382
Income before extraordinary items                                                 33,238
Net income                                                                        22,551
Earnings per share, before extraordinary items, diluted                             0.69
Earnings per share, diluted                                                     $   0.63


5. Summary Financial Information of Unconsolidated Affiliate

The following unaudited summary financial data for the Multicare Companies is as of, and for the three and six months ended, March 31, 1999. Multicare is the Company's only material unconsolidated affiliate.

                                                                  (in thousands)
                                                                  March 31, 1999
                                                                  --------------
Total assets                                                        $1,699,252
Long-term debt                                                         747,700
Total liabilities                                                   $  978,749


                                               Three Months         Six Months
                                                   Ended               Ended
                                              March 31, 1999      March 31, 1999
                                              --------------      --------------

Revenues                                         $154,725            $323,209
Net loss                                         $(10,157)           $(12,735)

6. Comprehensive Income

In October 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income available to common shareholders. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. The following table sets forth the computation of comprehensive income (amounts in the table are in thousands):

                                        Three             Three              Six               Six
                                        Months            Months            Months            Months
                                        Ended             Ended             Ended             Ended
                                      March 31,         March 31,         March 31,         March 31,
                                        1999              1998               1999              1998
                                    ------------------------------------------------------------------
Net income (loss) available
 to common shareholders               $(11,077)          $14,568          $(5,906)          $25,466
Unrealized gain (loss) on
 marketable securities                    (354)               16             (547)              105
                                    ------------------------------------------------------------------
Total comprehensive
 income (loss)                        $(11,431)          $14,584          $(6,453)          $25,571
                                    ------------------------------------------------------------------

Accumulated other comprehensive income, which is composed of net unrealized gains and losses on marketable securities, was $137,000 and $201,000 at March 31, 1999 and 1998, respectively.


7. Facility Closure Expense

In March 1999, the Company closed a leased eldercare center located in the state of Florida. In connection with the closure, the Company recorded $9,701,000 of closure costs consisting of the present value of future lease payments through the end of the lease term, a residual lease obligation to be funded at the end of the lease term, severance costs and other related closure expenses. The Company has instituted legal action against the state of Florida regarding this closure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Since the Company began operations in July 1985, it has focused its efforts on providing an expanding array of specialty medical services to elderly customers. The Company generates revenues from three sources: pharmacy and medical supply services, inpatient services and other revenue.

The Company provides pharmacy and medical supply services through its NeighborCare (SM) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. The Company's institutional pharmacy and medical supply services were developed to provide the products and support services required in the healthcare market. Institutional pharmacy services are designed to help assure quality of care and to control costs at the facilities served. Medical supply services are designed to assure availability and control through maintenance of a comprehensive inventory, extensive delivery services and special ordering and tracking systems. The Company also provides pharmacy consulting services to assure proper and effective drug therapy. The Company provides these services through 74 institutional pharmacies (of which one is jointly-owned) and 16 medical supply distribution centers located in its various market areas. In addition, the Company operates 36 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 95% of the sales attributable to all pharmacy operations in the six months ended March 31, 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

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

Certain Transactions

Cardinal Contract

On May 6, 1999, NeighborCare announced that it selected Cardinal Health, Inc. as its primary pharmaceutical supplier. The five year contract calls for Cardinal to supply NeighborCare's 36 professional retail and 74 long-term care pharmacies. In 1998, NeighborCare purchased approximately $500,000,000 worth of pharmaceuticals.

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

Pursuant to three master service agreements with HCR-Manor Care, Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to facilities operated by HCR-Manor Care. Vitalink is not restricted from providing similar contracts to non-HCR-Manor Care facilities. The current term of each of the Service Contracts extends through September 2004, subject to annual renewals provided therein.

On May 7, 1999, the Company filed multiple lawsuits against HCR Manor Care, Inc. and two of its subsidiaries and principals relating to the Vitalink Transaction and the master service agreements. The lawsuits arise from HCR Manor Care's threatened termination of two long term pharmacy services contracts effective June 1, 1999. By agreement dated May 13, 1999, the parties agreed to consolidate the Maryland State Court claims relating to the master service agreements with the arbitration matter. Until such time as a final decision is rendered in said arbitration, the parties have agreed to maintain the master service agreements in full force and effect. Genesis still maintains its Delaware federal court complaint. See Part II: Other Information - Item 1. Legal Proceedings.

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

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

The Company's total net revenues for the quarter ended March 31, 1999 were $464,619,000 compared to $344,299,000 for the quarter ended March 31, 1998, an increase of $120,320,000 or 35%. Pharmacy and medical supply service revenue increased $133,356,000 to $231,901,000 from $98,545,000, of which approximately
$126,162,000 is attributed to the Vitalink Transaction, and the remaining increase of $7,194,000 is primarily due to other volume growth in the institutional, medical supply and community-based pharmacies. Inpatient service revenue declined $7,428,000 or 4% to $175,801,000 from $183,229,000, attributed principally to the Company's October 1, 1998 implementation of the Medicare Prospective Payment System ("PPS") and an overall decline in census. Under PPS, the average Medicare rate per day was reduced to approximately $312 per patient day during the quarter ended March 31, 1999 compared to approximately $393 per patient day for the comparable period last year. There were 138,942 Medicare patient days during the quarter ended March 31, 1999 compared to 126,914 days for the comparable period last year. Total patient days declined 8,794 patient days to 1,222,205 during the quarter ended March 31, 1999 compared to 1,230,999 patient days during the comparable period last year. The decline in overall census is principally attributed to survey and other regulatory matters at several of the Company's eldercare centers, which the Company believes have been resolved, and 4,570 patient days at a Florida facility closed by the Company in March of 1999. The Company has instituted legal action against the State of Florida regardng this closure. Other revenues decreased approximately $5,608,000 from $62,525,000 to $56,917,000. This decline is principally attributed to contraction in the Company's rehabilitation services business since the implementation of PPS and the January 1, 1999 implementation of PPS in many of the Company's external rehabilitation customers, including the Multicare eldercare centers.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $412,409,000 for the quarter ended March 31, 1999 compared to $283,277,000 for the quarter ended March 31, 1998, an increase of $129,132,000 or 46%, of which approximately $110,200,000 is attributed to the Vitalink Transaction, approximately $9,701,000 is attributed to expenses incurred in connection with the closure of an eldercare center located in Florida, approximately $1,369,000 is attributed to severance costs incurred in connection with a reduction in work force in the Company's rehabilitation services business, and the remaining increase of $7,862,000 is attributed to general inflationary increases, growth in the institutional pharmacy, medical supply and contract therapy divisions, capitation contract related expenses, as well as increased costs of community-based programs.

Increased depreciation and amortization expense of $6,092,000 is attributed to the depreciation of fixed assets and amortization of goodwill and deferred financing costs in connection with the Vitalink Transaction, as well as incremental depreciation expense generated by capital expenditures made since March 31, 1998.

Interest expense increased $9,769,000 or 52%. This increase in interest expense was primarily due to additional borrowings used to finance the Vitalink Transaction, increased working capital and capital borrowings, as well as an increase in the Company's weighted average borrowing rate. This increase is offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transactions.

In connection with the defeasence of certain municipal bonds in the quarter ended March 31, 1999 the Company recorded an extraordinary loss, net of tax of approximately $301,000 ($474,000 before tax).

In the quarter ended March 31, 1999, the Company accrued $4,320,000 of dividends on the Genesis Preferred issued in connection with the Vitalink Transaction.

Six months ended March 31, 1999 compared to six months ended March 31, 1998

The Company's total net revenues for the six months ended March 31, 1999 were $943,823,000 compared to $646,864,000 for the six months ended March 31, 1998, an increase of $296,959,000 or 46%. Pharmacy and medical supply service revenue increased $300,878,000 to $468,118,000 from $167,240,000, of which approximately
$254,862,000 is attributed to the Vitalink Transaction, approximately $20,700,000 is attributed to the Multicare Pharmacy Purchase, and the remaining increase of $25,316,000 is primarily due to other volume growth in the institutional, medical supply and community-based pharmacies. Inpatient service revenue declined $12,201,000 or 3% to $351,833,000 from $364,034,000, attributed principally to the Company's October 1, 1998 implementation of PPS and an overall decline in census. Under PPS, the average Medicare rate per day was reduced to approximately $308 per patient day during the six months ended March 31, 1999 compared to approximately $379 per patient day for the comparable period last year. There were 260,408 Medicare patient days during the six months ended March 31, 1999 compared to 250,075 days for the comparable period last year. Total patient days declined 17,868 patient days to 2,473,532 during the six months ended March 31, 1999 compared to 2,491,400 patient days during the comparable period last year. The decline in overall census is principally attributed to survey and other regulatory matters at several of the Company's eldercare centers, which the Company believes have been resolved, and 7,486 patient days at a Florida facility closed by the Company in March of 1999. The Company has instituted legal action against the State of Florida regarding this closure. Other revenues increased approximately $8,282,000 from $115,590,000 to $123,872,000. Approximately $6,100,000 of this increase is attributed to two full quarters of fees earned from a capitation contract in the Company's Chesapeake region versus one quarter of fees earned in the comparable period of the prior year. The remaining increase of approximately $2,200,000 is attributed to growth in the Company's other service related businesses, excluding rehabilitation services. Rehabilitation services revenue was relatively flat in the six month period ended March 31, 1999 versus the comparable period in the prior year. The decline in the Company's rehabilitation services business is attributed to the implementation of PPS and the January 1, 1999 implementation of PPS in many of the Company's external rehabilitation customers, including the Multicare eldercare centers.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $820,459,000 for the six months ended March 31, 1999 compared to $528,656,000 for the comparable period in the prior year, an increase of $291,803,000 or 55%, of which approximately $216,200,000 is attributed to the Vitalink Transaction, approximately $14,700,000 is attributed to the Multicare Pharmacy Purchase, approximately $9,701,000 is attributed to expenses incurred in connection with the closure of an eldercare center located in Florida, approximately $1,369,000 is attributed to severance costs incurred in connection with a reduction in work force in the Company's rehabilitation services business, approximately $6,100,000 is attributed to two full quarters of costs incurred from a capitation contract in the Company's Chesapeake region versus one quarter of costs incurred in the comparable period of the prior year and the remaining increase of $43,733,000 is attributed to general inflationary increases, growth in the institutional pharmacy, medical supply and contract therapy divisions, capitated expenses, as well as increased costs of community-based programs.

Increased depreciation and amortization expense of $12,213,000 is attributed to the depreciation of fixed assets and amortization of goodwill and deferred financing costs in connection with the Multicare Pharmacy Purchase and the Vitalink Transaction, as well as incremental depreciation expense generated by capital additions made since March 31, 1998.

Interest expense increased $17,449,000 or 46%. This increase in interest expense is primarily due to additional borrowings used to finance the Multicare Pharmacy Purchase, the Vitalink Transaction, increased working capital and capital borrowings, and an increase in the Company's weighted average borrowing rate. This increase is offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transactions.

In connection with the early repayment and restructuring of debt in the quarters ended December 31, 1998 and 1997, the Company recorded an extraordinary loss, net of tax of approximately $1,799,000 ($2,902,000 before tax) and $1,924,000 ($3,030,000 before tax), respectively, to write-off unamortized deferred financing fees. In connection with the defeasence of certain municipal bonds in the quarter ended March 31, 1999 the Company recorded an extraordinary loss, net of tax of approximately $301,000 ($474,000 before tax).

In the six months ended March 31, 1999, the Company accrued $8,737,000 of dividends on the Genesis Preferred issued in connection with the Vitalink Transaction.

Liquidity and Capital Resources

General

Working capital increased $70,250,000 to $375,968,000 at March 31, 1999 from $305,718,000 at September 30, 1998. Accounts receivable increased approximately $30,484,000 during this period, of this increase approximately $5,250,000, relates to the impact of a rehabilitation services agreement entered into during the December 1998 quarter and the remaining increase is principally due to the continuing shift in business mix to ancillary services, particularly the home medical equipment and infusion therapy lines of business, which typically have a longer collection period. Days revenue in accounts receivable decreased approximately one day to 76 days for the quarter ended March 31, 1999 compared to the quarter ended December 31, 1998. Accounts payable and accrued expenses decreased during the six months ended March 31, 1999, principally due to the timing of routine operating payments, including interest and compensation related costs. As a result of the growth in accounts receivable and the timing of payments, the Company's use of cash flow from operations for the six months ended March 31, 1999 was approximately $8,124,000 compared to a source of cash of approximately $25,087,000 for the six months ended March 31, 1998.

Investing activities for the six months ended March 31, 1999 include approximately $34,159,000 of capital expenditures primarily related to the development of assisted living facilities, betterments and expansion of existing eldercare centers and investment in data processing hardware and software. The additional investment in unconsolidated affiliates of approximately $15,826,000 during six months ended March 31, 1999 represents the Company's limited partnership investment in four assisted living properties with which it has entered into a management contract, and four assisted living properties under development which it will manage upon completion of construction. During the six months ended March 31, 1999, other long-term assets increased approximately $9,822,000, principally due to subordinated management fees due from Multicare.

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

Credit Facility and Senior Subordinated Notes

Genesis entered into a credit agreement pursuant to which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Vitalink Transaction; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Term Loans"), a $650,000,000 revolving credit loan (the "Revolving Facility"), which includes one or more Swing Loans (collectively, the "Swing Loan Facility") in integral principal multiples of $500,000 up to an aggregate unpaid principal amount of $20,000,000. The Term Loans amortize in quarterly installments beginning in Fiscal 1998 through 2005, of which $21,419,000 is payable in Fiscal 1999. The Term Loans consist of (i) a six year term loan with an outstanding balance of $125,962,000 at March 31, 1999 (the "Tranche A Term Facility"); (ii) a seven year term loan with an outstanding balance of $153,298,000 at March 31, 1999 (the "Tranche B Term Facility"); and
(iii) an eight year term loan with an outstanding balance of $152,934,000 at March 31, 1999 (the "Tranche C Term Facility"). The Revolving Facility becomes payable in full on September 30, 2003. The third amendment to the Credit Facility, dated December 15, 1998, made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of subordinated debt offerings to repay indebtedness under the Revolving Facility and increased the interest rates applying to the Term Loans and the Revolving Facility.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Tranche A Term Facility and

Revolving Facility have an Annual Applicable Margin of .75% for Prime Rate loans and 2.50% (an effective rate of 7.50% at March 31, 1999) for LIBO Rate loans. Loans under the Tranche B Term Facility have an Annual Applicable Margin of 1.25% for Prime Rate loans and 3.00% (an effective rate of 8.00% at March 31,
1999) for LIBO Rate loans. Loans under the Tranche C Term Facility have an Annual Applicable Margin of 1.50% for Prime Rate loans and 3.25% (an effective rate of 8.25% at March 31, 1999) for LIBO Rate loans. Loans under the Swing Loan Facility bear interest at the Prime Rate unless otherwise agreed to by the parties. Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

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

Pursuant to the Balanced Budget Act of 1997 (the "Balanced Budget Act") commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the resource utilization group. In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific-rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

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

Effective April 10, 1998, regulations were adopted by the Health Care Financing Administration ("HCFA"), which revise the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect.

The Balanced Budget Act also repealed the Boren Amendment federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. The Boren Amendment required Medicaid payments to certain healthcare providers to be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement system for long-term care, including pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies.

In July 1998, the Clinton Administration issued a new initiative to promote the quality of care in nursing homes. This initiative includes, but is not limited to (i) increased enforcement of nursing home safety and quality regulations;
(ii) increased federal oversight of state inspections of nursing homes; (iii) prosecution of egregious violations of regulations governing nursing homes; (iv) the publication of nursing home survey results on the Internet; and (v) continuation of the development of the Minimum Data Set, a national automated clinical data system. Accordingly, with this new initiative, it may become more difficult for eldercare facilities to maintain licensing and certification. The Company may experience increased costs in connection with maintaining its licenses and certifications as well as increased enforcement actions. In addition, beginning January 1, 1999, outpatient therapy services furnished by a skilled nursing facility to a resident not under a covered Part A stay or to non-residents who receive outpatient rehabilitation services will be paid according to the Medicare Physician Fee Schedule.

Under PPS, the reimbursement for certain speech, occupational, physical and respiratory therapy services provided to nursing facility patients is a component of the total reimbursement to the nursing facility allowed per patient. Medicare reimburses the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Under PPS, a per provider limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services). Additionally, Medicare Part B therapy services are no longer being reimbursed on a cost basis; rather, payment for each service provided is based on fee screen schedules published in November 1998. As a result of the implementation of PPS, the Company has to date experienced a substantial reduction in demand for, and reduced operating margins from, therapy services it provides to third parties, because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitative services.

Anticipated Impact of Healthcare Reform

Based upon assumptions made at the beginning of fiscal 1999, the Company estimates that it's Medicare revenue per patient day in its Genesis Centers will decline as a result of PPS in each of Fiscal 2000-2002, to $280, $267 and $256, respectively. The Company estimates that its Medicare revenue per patient day in the Multicare Centers will decline as a result of PPS in each of Fiscal 2000-2002 to $283, $269 and $255, respectively. The Genesis eldercare centers began implementation of PPS on October 1, 1998 and the majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on the Company's future earnings will depend on many variables which can not be quantified at this time, including regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business.

Other

In December 1997, the Board of Directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's current senior executive employees are required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock. As of March 31, 1999, the Company loaned approximately $3,000,000 to senior executive employees to purchase the Company's Common Stock.

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

Operating cash flow will depend upon the Company's ability to effect cost reduction initiatives and to continue to reduce its investment in working capital. The Company believes that operating cash flow plus availability of borrowings under the Revolving Facility, which are expected to be augmented by planned refinancing transactions, will be sufficient to meet its future obligations.

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

Year 2000 Compliance

The Company has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of the essential systems and equipment of the Company and of Year 2000 mission critical suppliers, customers, and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning. The Company is in the process of conducting its inventory, assessment and remediation of its information technology ("IT") systems and equipment and non-IT systems and equipment (embedded technology) and has completed approximately 90% of its internal inventory and assessment and approximately 70% of the systems and equipment of critical suppliers, customers and other third parties.

With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") concluded in September

1998 that it would be highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While the Company does not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. Recently, the HCFA Administrator asserted that all systems necessary to make payments to fiscal intermediaries would be compliant. The Administrator provided further assurance that intermediary systems would also be compliant well in advance of the deadline. Additionally, most intermediaries have reported to the Company that they are either already compliant or will be prior to the end of 1999. Nonetheless, the Company intends to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

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

The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $1,400,000, of which approximately $750,000 has been spent through March 31, 1999. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate or complete.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("Statement 98-5"). Statement 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. Statement 98-5 is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of Statement 98-5 will result in a charge of approximately $3,500,000, net of tax, which will be recorded as a cumulative effect of a change in accounting principle.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at March 31, 1999 is approximately $25,000,000.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

                On May 7, 1999, Genesis Health Ventures, Inc. and Vitalink Pharmacy Services (d\b\a NeighborCare sm), a subsidiary of Genesis, filed multiple lawsuits requesting injunctive relief and compensatory damages against HCR Manor Care, Inc. and two of its subsidiaries and principals. The lawsuits arise from HCR Manor Care's threatened termination of two long term pharmacy services contracts effective June 1, 1999.

                Vitalink filed a complaint against HCR Manor Care and two of its subsidiaries in Baltimore City, Maryland circuit court. Genesis filed a complaint against HCR Manor Care and two of its subsidiaries and principals in federal district court in Delaware including, among other counts, securities fraud. Vitalink has also instituted an arbitration action in Maryland.

                Vitalink is also seeking an injunction preventing HCR Manor Care's threatened termination of two of its long term pharmacy service contracts and a declaration that it has a right to provide pharmacy, infusion therapy and related services to all HCR Manor Care's facilities. Genesis and Vitalink seek over $100 million in compensatory damages and enforcement of a 10-year non-competition clause.

                Genesis acquired Vitalink from Manor Care in August 1998. In 1991, Vitalink and Manor Care entered into long term master pharmacy agreements which gave Vitalink the right to provide pharmacy services to all facilities owned or licensed by Manor Care and its affiliates. In 1998, the terms of the pharmacy service agreements were extended to September, 2004.

                Under the two master service agreements, Genesis and Vitalink receive revenues at the rate of approximately $100 million per year.

                By agreement dated May 13, 1999, the parties agreed to consolidate the Maryland State Court Claims relating to the master service agreements with the arbitration matter. Until such time as a final decision is rendered in said arbitration, the parties have agreed to maintain the master service agreements in full force and effect. Genesis still maintains its Delaware federal court complaint.


Item 2. Changes in Securities

                Not Applicable

Item 3. Defaults Upon Senior Securities

                Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

                On March 11, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                At the Annual Meeting, the following matters were voted on: (1) Jack R. Anderson, Richard R. Howard and Samuel H. Howard were elected to serve on the Board of Directors of the Company for three-year terms until the 2002 Annual Meeting of Shareholders and until their respective successors are elected and qualified, with Jack Anderson receiving 37,149,802 votes for election, zero against election and 1,836,558 abstentions; Richard R. Howard receiving 37,156,442 votes for election, zero against election and 1,829,918 abstentions; and Samuel H. Howard receiving 37,159,504 votes for election, zero against election and 1,834,856 abstentions, and (2) an amendment to the Company's Amended and Restated Employee Stock Option Plan increasing the number of shares issuable under the plan from 6,250,000 to 6,750,000, and to eliminate the ability to issue Non-Qualified Stock Options at less than the fair market value of the Company's Common Stock as of the date of the grant, which was approved by a vote of 34,240,088 for the amendments, zero against and 4,600,266 abstentions, and (3) to consider and act on a shareholder proposal which was not approved by a vote of 8,717,949 for the proposal, 16,151,934 against the proposal and 284,809 abstentions.

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


                            GENESIS HEALTH VENTURES, INC.


Date: May 17, 1999          /s/ George V. Hager, Jr.
                            ----------------------------------------------------
                            George V. Hager, Jr.
                            Executive Vice President and Chief Financial Officer