Form 10-Q
period 1999-06-30
GENESIS HEALTH VENTURES INC /PA
filed 1999-08-23
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

                                YES [ x ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 11, 1999: 36,145,678 shares of common stock

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

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................10

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk..............................................24

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................25

         Item 2.  Changes in Securities......................................25

         Item 3.  Defaults Upon Senior Securities............................25

         Item 4.  Submission of Matters to a Vote of Security Holders........26

         Item 5.  Other Information..........................................26

         Item 6.  Exhibits and Reports on Form 8-K...........................26


SIGNATURES ..................................................................27

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

                          PART I: FINANCIAL INFORMATION

Item 1.      Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                          June 30,             September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                          $    14,698              $     4,902
          Investments in marketable securities                                               24,175                   26,658
          Accounts receivable, net                                                          400,405                  376,023
          Cost report receivables                                                            63,132                   62,257
          Inventory                                                                          65,798                   63,760
          Prepaid expenses and other current assets                                          38,480                   40,579
-----------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                    606,688                  574,179
-----------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment, net                                                         624,688                  596,562
Notes receivable and other investments                                                       52,203                   47,623
Other long-term assets                                                                       89,638                   73,904
Investments in unconsolidated affiliates                                                    360,120                  344,567
Goodwill and other intangibles, net                                                         965,089                  990,533
-----------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                        $ 2,698,426              $ 2,627,368
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
          Current installments of long-term debt                                        $    34,622              $    49,712
          Accounts payable and accrued expenses                                             196,622                  218,749
          Income taxes payable                                                                5,428                        -
-----------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                               236,672                  268,461
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                            1,468,840                1,358,595
Deferred income taxes                                                                        70,747                   72,828
Deferred gain and other long-term liabilities                                                55,199                   52,412
Shareholders' equity:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
              5,000,000 shares, 590,253 issued and outstanding at June 30, 1999
                and September 30, 1998                                                            6                        6
          Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 36,145,678 and 36,133,578 at June 30, 1999;
              35,225,731 and 35,180,130 at September 30, 1998                                   723                      704
          Additional paid-in capital                                                        753,452                  749,491
          Retained earnings                                                                 113,152                  124,430
          Accumulated other comprehensive income (loss)                                        (122)                     684
          Treasury stock, at cost                                                              (243)                    (243)
-----------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                              866,968                  875,072
-----------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                          $ 2,698,426              $ 2,627,368
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations
                ( in thousands, except share and per share data)


                                                                       Three months ended            Nine months ended
                                                                             June 30,                    June 30,
---------------------------------------------------------------------------------------------   ---------------------------
                                                                      1999            1998          1999            1998
---------------------------------------------------------------------------------------------   ---------------------------
Net revenues:
        Pharmacy and medical supply services                     $   230,387     $   102,177    $   698,505    $   269,417
        Inpatient services                                           175,887         187,055        527,720        551,089
        Other revenue                                                 58,814          63,294        182,686        178,884
---------------------------------------------------------------------------------------------   ---------------------------
             Total net revenues                                      465,088         352,526      1,408,911        999,390
---------------------------------------------------------------------------------------------   ---------------------------

Operating expenses:
        Operating expenses                                           390,973         272,059      1,172,685        774,539
        General corporate expense                                     13,685          13,627         42,731         39,803
        Facility closure expense                                           -               -          9,701              -
Depreciation and amortization                                         18,887          13,632         55,453         37,985
Lease expense                                                          6,655           8,497         19,641         23,008
Interest expense, net                                                 29,515          20,679         85,295         59,010
---------------------------------------------------------------------------------------------   ---------------------------
Earnings before income taxes, equity in net income (loss)
   of unconsolidated affiliates and extraordinary items                5,373          24,032         23,405         65,045
Income taxes                                                           2,901           8,771         10,851         23,741
---------------------------------------------------------------------------------------------   ---------------------------
Earnings before equity in net income (loss) of unconsolidated
   affiliates and extraordinary items                                  2,472          15,261         12,554         41,304
Equity in net income (loss) of unconsolidated affiliates              (3,475)            730         (8,626)         2,077
---------------------------------------------------------------------------------------------   ---------------------------
Earnings (loss) before extraordinary items                            (1,003)         15,991          3,928         43,381
Extraordinary items, net of tax                                            -               -         (2,100)        (1,924)
---------------------------------------------------------------------------------------------   ---------------------------
Net income (loss)                                                     (1,003)         15,991          1,828         41,457
Preferred stock dividend                                               4,369               -         13,106              -
---------------------------------------------------------------------------------------------   ---------------------------
Net income (loss) attributed to common shareholders              $    (5,372)    $    15,991    $   (11,278)   $    41,457
---------------------------------------------------------------------------------------------   ---------------------------

Per common share data:
        Basic
           Earnings (loss) before extraordinary items            $     (0.15)    $      0.46    $     (0.26)   $      1.24
           Net income (loss)                                     $     (0.15)    $      0.46    $     (0.32)   $      1.18
           Weighted average shares                                35,371,494      35,133,022     35,268,910     35,107,983
---------------------------------------------------------------------------------------------   ---------------------------
        Diluted
           Earnings (loss) before extraordinary items            $     (0.15)    $      0.45    $     (0.26)   $      1.22
           Net income (loss)                                     $     (0.15)    $      0.45    $     (0.32)   $      1.16
           Weighted average shares and equivalents                35,371,494      35,719,840     35,268,910     35,701,210
---------------------------------------------------------------------------------------------   ---------------------------

See accompanying notes to unaudited condensed consolidated financial statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                                            Nine months ended
                                                                                                                  June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
      Cash flows from operating activities:
             Net income (loss) attributed to common shareholders                                         $(11,278)       $  41,457
             Net charges included in operations not requiring funds                                        83,586           50,673
             Changes in assets and liabilities excluding the effects of acquisitions:
                     Accounts receivable                                                                  (28,120)         (45,818)
                     Accounts payable and accrued expenses                                                (18,586)           9,044
                     Other, net                                                                            (1,800)         (15,229)
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operations                                                               23,802           40,127
-----------------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Capital expenditures                                                                         (57,457)         (41,102)
             Payments for acquisitions and related costs, net of cash acquired                            (12,003)        (100,929)
             Investments in unconsolidated affiliates                                                     (24,180)        (341,032)
             Net proceeds from sale of assets                                                                   -           63,756
             Sale of marketable securities                                                                  1,677                -
             Notes receivable and other investment and other asset additions, net                          (7,677)         (32,345)
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                        (99,640)        (451,652)
-----------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings (repayments) under working capital revolving credit facility                  115,200         (136,700)
             Repayment of long term debt and payment of sinking fund requirements                        (143,540)         (20,955)
             Proceeds from issuance of long-term debt                                                     123,050          611,241
             Debt issuance costs                                                                           (3,088)         (19,648)
             Preferred stock dividends paid                                                                (5,988)               -
             Purchase of common stock call options                                                              -           (4,442)
             Stock options exercised                                                                            -            1,190
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                     85,634          430,686
-----------------------------------------------------------------------------------------------------------------------------------

      Net increase in cash and equivalents                                                                  9,796           19,161
      Cash and equivalents
             Beginning of period                                                                            4,902           11,651
-----------------------------------------------------------------------------------------------------------------------------------
             End of period                                                                               $ 14,698        $  30,812
-----------------------------------------------------------------------------------------------------------------------------------

      Supplemental disclosure of cash flow information:
             Interest paid                                                                               $ 84,509        $  62,205
             Income taxes paid                                                                           $  1,089        $   2,390
-----------------------------------------------------------------------------------------------------------------------------------

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

2.       Long-Term Debt
Genesis entered into a credit agreement pursuant to which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Vitalink Transaction; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Term Loans"), and a $650,000,000 revolving credit loan (the "Revolving Facility") The Term Loans amortize in quarterly installments through 2005, of which $21,419,000 is payable in Fiscal 1999. The Term Loans consist of (i) a six year term loan with an outstanding balance of $121,398,000 at June 30, 1999 (the "Tranche A Term Facility"); (ii) a seven year term loan with an outstanding balance of $152,909,000 at June 30, 1999 (the "Tranche B Term Facility"); and (iii) an eight year term loan with an outstanding balance of $152,545,000 at June 30, 1999 (the "Tranche C Term Facility"). The Revolving Facility becomes payable in full on September 30, 2003. The third amendment to the Credit Facility, dated December 15, 1998, made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of subordinated debt offerings to repay indebtedness under the Revolving Facility and increased the interest rates applying to the Term Loans and the Revolving Facility.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Tranche A Term Facility and Revolving Facility have an Annual Applicable Margin of .75% for Prime Rate loans and 2.50% for LIBO Rate loans (an effective rate of 7.82% at June 30, 1999). Loans under the Tranche B Term Facility have an Annual Applicable Margin of 1.25% for Prime Rate loans and 3.00% for LIBO Rate loans (an effective rate of 8.32% at June 30, 1999). Loans under the Tranche C Term Facility have an
Annual Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans (an effective rate of 8.57% at June 30, 1999). Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Genesis and its affiliates to maintain the Management Agreement, the Put/Call Agreement, as defined, and corporate separateness; and will cause Genesis to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature. See Note 8 regarding an agreement in principle relating to the Put/Call Agreement.

On August 20, 1999, the Company entered into an amendment of the Credit Facility. The amendment establishes less restrictive financial covenant requirements through the remaining term of the agreement, increases the Annual Applicable Margin and provides the lenders of the Credit Facility a collateral interest in certain real and personal property of the Company. Additionally, the amendment provides for $40,000,000 of additional borrowing capacity, subject to the satisfaction of certain conditions. The amended Annual Applicable Margin is expected to increase the Company's effective interest rate .75% for Prime Rate and LIBO Rate loans under the Tranche A Term Facility and Revolving Facility and
 .50% for Prime Rate and LIBO Rate loans under the Tranche B and Tranche C Term Facilities.

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

3.       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share applicable to common shares (amounts are in thousands except per share data):

                                                        Three              Three          Nine             Nine
                                                        Months             Months         Months           Months
                                                        Ended              Ended          Ended            Ended
                                                       June 30,           June 30,       June 30,         June 30,
                                                         1999               1998           1999             1998
                                              ---------------------------------------------------------------------
Basic Earnings (Loss) Per Share:
Income (loss) before extraordinary items               $ (5,372)          $ 15,991       $ (9,178)         $43,381
Extraordinary items                                           -                  -         (2,100)          (1,924)
                                              ---------------------------------------------------------------------
Net income (loss) attributed to common
   shareholders                                        $ (5,372)          $ 15,991       $(11,278)         $41,457
                                              ---------------------------------------------------------------------

                                              ---------------------------------------------------------------------
Weighted average shares                                  35,371             35,133         35,269           35,108
                                              ---------------------------------------------------------------------

Earnings (loss) per share before
   extraordinary items                                 $  (0.15)          $   0.46       $  (0.26)         $  1.24
Earnings (loss) per share                              $  (0.15)          $   0.46       $  (0.32)         $  1.18
                                              ---------------------------------------------------------------------

Diluted Earnings (Loss) Per Share:
Income (loss) before extraordinary items               $ (5,372)          $ 15,991       $ (9,178)         $43,381
Extraordinary items                                           -                  -         (2,100)          (1,924)
                                              ---------------------------------------------------------------------
Net income (loss) attributed to common
   shareholders                                        $ (5,372)          $ 15,991       $(11,278)         $41,457
                                              ---------------------------------------------------------------------
Weighted average shares & common stock equivalents:
       Common shares                                     35,371             35,133         35,269           35,108
       Dilutive effect of unexcercised stock
          options                                             -                587              -              593
                                              ---------------------------------------------------------------------
Total                                                    35,371             35,720         35,269           35,701
                                              ---------------------------------------------------------------------

Earnings (loss) per share before
   extraordinary items                                 $  (0.15)          $   0.45       $  (0.26)         $  1.22
Earnings (loss) per share                              $  (0.15)          $   0.45       $  (0.32)         $  1.16
                                              ---------------------------------------------------------------------


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

Effective January 1, 1998, Genesis entered into a stock purchase agreement with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 (the "Pharmacy Purchase"), subject to adjustment. The Pharmacy Purchase is being accounted for under the purchase method and the related goodwill is being amortized over forty years.

The following unaudited pro forma statement of operations information gives effect to the Vitalink Transaction and the Pharmacy Purchase as though they had occurred on October 1, 1997, after giving effect to certain adjustments, including recognition of goodwill amortization, additional depreciation expense and increased interest expense on debt related to the transaction. The pro forma financial information, which includes preliminary allocations of purchase price to goodwill and property, plant and equipment that are subject to change, does not necessarily reflect the results of operations that would have occurred had the transactions occurred at the beginning of the period presented.


                                                                       (In thousands, except per
                                                                            common share data)
                                                                            Nine Months Ended
Pro Forma Statement of Operations Information:                                June 30, 1998
                                                                              -------------
Total net revenue                                                             $1,400,965
Income before extraordinary items                                                 39,490
Net income                                                                        37,566
Earnings per common share, before extraordinary items, diluted                      1.11
Earnings per common share, diluted                                            $     1.05

5.       Summary Financial Information of Unconsolidated Affiliate

The following unaudited summary financial data for the Multicare Companies is as of, and for the three and nine months ended, June 30, 1999. Multicare is the Company's only material unconsolidated affiliate (amounts are in thousands).


                                                             June 30, 1999
                                                          --------------------
Total assets                                                      $ 1,698,272
Long-term debt                                                        743,789
Total liabilities                                                 $   986,278

                                    Three Months Ended        Nine Months
                                      June 30, 1999              Ended
                                                             June 30, 1999
                                  ----------------------- --------------------

Revenues                                  $  157,295              $   480,504
Net loss                                  $  (8,509)              $   (21,244)

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

                                        Three             Three              Nine             Nine
                                        Months            Months            Months            Months
                                         Ended             Ended             Ended            Ended
                                       June 30,          June 30,          June 30,         June 30,
                                         1999              1998              1999              1998
                                   -------------------------------------------------------------------
Net income (loss) attributed
    to common shareholders            $ (5,372)          $ 15,991        $ (11,278)         $ 41,457
Unrealized gain (loss) on
    marketable securities                 (259)                53             (806)              158
                                   -------------------------------------------------------------------
Total comprehensive
   income (loss)                      $ (5,631)          $ 16,044        $ (12,084)         $ 41,615
                                   -------------------------------------------------------------------

Accumulated other comprehensive income (loss), which is composed of net unrealized gains and losses on marketable securities, was $(122,282) and $253,800 at June 30, 1999 and 1998, respectively.

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

8.       Subsequent Event

On August 2, 1999, the Company reached an agreement in principle with The Cypress Group ("Cypress") and Texas Pacific Group ("TPG") its co-investor partners in Genesis ElderCare Corp., to simplify the joint-venture structure, accelerate the integration of Genesis and Multicare, and strengthen the financial position of both Genesis and Multicare. Under the agreement in principle, Cypress and TPG will invest $50,000,000 into Genesis in exchange for 12,500,000 newly issued common shares and 2,000,000 warrants to purchase common shares with a $5.00 exercise price. In addition, Cypress and TPG will terminate their right to put their 56% equity interest in Genesis ElderCare Corp. to Genesis in exchange for a newly issued convertible preferred stock in Genesis with a $420,000,000 principal amount, a 5% dividend rate (payable in kind for the first five years) and a conversion price of $8.75 per share. The conversion price represents a 153% premium to the 20 day average trading price of Genesis common stock at the signing of the agreement in principle. Following completion of this transaction, Genesis will consolidate the results of Multicare for financial reporting purposes. After making the $50,000,000 investment, Cypress and TPG will each own approximately 11% of Genesis. On a fully-diluted basis, assuming conversion of the convertible preferred stock, Cypress and TPG will each own approximately 29% of Genesis. The agreement in principle provides that Cypress and TPG will each have the right to vote a maximum of 17.5% of the voting rights of Genesis. Cypress and TPG will each designate one member to the Genesis Board of Directors, increasing the total membership to nine. The transaction is subject to, among other things, regulatory approval, definitive documentation and Genesis shareholder approval. There can be no assurances that the Company will be able to satisfy the conditions to the proposed transaction.

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

The Company provides pharmacy and medical supply services through its NeighborCare (SM) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. The Company's institutional pharmacy and medical supply services were developed to provide the products and support services required in the healthcare market. Institutional pharmacy services are designed to help assure quality of care and to control costs at the facilities served. Medical supply services are designed to assure availability and control through maintenance of a comprehensive inventory, extensive delivery services and special ordering and tracking systems. The Company also provides pharmacy consulting services to assure proper and effective drug therapy. The Company provides these services through 71 institutional pharmacies (of which one is jointly-owned) and 16 medical supply distribution centers located in its various market areas. In addition, the Company operates 34 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 94% of the sales attributable to all pharmacy operations in the nine months ended June 30, 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

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

Certain Transactions

Multicare Transaction and Proposed Revision to the Joint Venture

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

On August 2, 1999, the Company reached an agreement in principle with Cypress and TPG to simplify the joint-venture structure, accelerate the integration of Genesis and Multicare, and strengthen the financial position of both Genesis and Multicare. Under the agreement in principle, Cypress and TPG will invest

$50,000,000 into Genesis in exchange for 12,500,000 newly issued common shares and 2,000,000 warrants to purchase common shares with a $5.00 exercise price. In addition, Cypress and TPG will terminate their right to put their 56% equity interest in Genesis ElderCare Corp. to Genesis in exchange for a newly issued convertible preferred stock in Genesis with a $420,000,000 principal amount, a 5% dividend rate (payable in kind for the first five years) and a conversion price of $8.75 per share. The conversion price represents a 153% premium to the 20 day average trading price of Genesis common stock at the signing of the agreement in principle. Following completion of this transaction, Genesis will consolidate the results of Multicare for financial reporting purposes. After making the $50,000,000 investment, Cypress and TPG will each own approximately 11% of Genesis. On a fully-diluted basis, assuming conversion of the convertible preferred stock, Cypress and TPG will each own approximately 29% of Genesis. The agreement in principle provides that Cypress and TPG will each have the right to vote a maximum of 17.5% of the voting rights of Genesis. Cypress and TPG will each designate one member to the Genesis Board of Directors, increasing the total membership to nine. The transaction is subject to, among other things, regulatory approval, definitive documentation and Genesis shareholder approval. There can be no assurances that the Company will be able to satisfy the conditions of the proposed transaction.

Cardinal Contract

On May 6, 1999, NeighborCare announced that it selected Cardinal Health, Inc. as its primary pharmaceutical supplier. The five year contract calls for Cardinal to supply NeighborCare's 34 professional retail and 71 long-term care pharmacies. In 1998, NeighborCare purchased approximately $500,000,000 worth of pharmaceuticals.

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

ElderTrust Transactions

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust. Additionally, ElderTrust has funded approximately $14,400,000 of a $15,100,000 commitment to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of the Credit Facility with the proceeds from these transactions. In September 1998, the Company sold its leasehold rights and option to purchase seven eldercare facilities acquired in its November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000,000, including $35,500,000 in cash and an $8,500,000 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000,000. The transaction resulted in a gain of approximately $43,700,000 which has been deferred and is being amortized over the ten year lease term of the lease contracts with ElderTrust. The Company also anticipates entering into transactions with ElderTrust in the future.

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

The Company's total net revenues for the quarter ended June 30, 1999 were $465,088,000 compared to $352,526,000 for the quarter ended June 30, 1998, an increase of $112,562,000 or 32%. Pharmacy and medical supply service revenue increased $128,210,000 to $230,387,000 from $102,177,000, of which approximately
$121,729,000 is attributed to the added revenues as a result of the Vitalink Transaction, and the remainder is primarily due to other volume growth in the institutional, medical supply and community-based pharmacies. Inpatient service revenue declined $11,168,000 or 6% to $175,887,000 from $187,055,000. Of this decline, approximately $1,343,000 is attributed to the revenues of an eldercare center located in Florida that was closed in March 1999, $1,742,000 is attributed to the revenues of a Pennsylvania eldercare center for which the lease was terminated in July 1998, approximately $11,726,000 is attributed to dilution in the Company's Medicare rate following the Company's October 1, 1998 implementation of the Medicare Prospective Payment System ("PPS"). These decreases in inpatient service revenue are offset by the positive impact of rate increases of other payor categories and changes in payor mix. Under PPS, the average Medicare rate per day was reduced to approximately $299 per patient day during the quarter ended June 30, 1999 compared to approximately $395 per patient day for the comparable period last year. There were 147,626 Medicare patient days during the quarter ended June 30, 1999 compared to 122,837 days for the comparable period last year. Total patient days declined 22,321 to 1,225,404 during the quarter ended June 30, 1999 compared to 1,247,725 during the comparable period last year. The decline in overall census is principally attributed to 8,520 patient days at the closed Florida eldercare center, 9,913 patient days at the Pennsylvania eldercare center for which the lease was terminated and the remaining decline of 3,888 patient days is attributed to a net drop in overall occupancy. Other revenues decreased approximately $4,480,000 from $63,294,000 to $58,814,000. This decline is principally attributed to contraction in the Company's rehabilitation services business since the January 1, 1999 implementation of PPS by many of the Company's external rehabilitation customers, including the Multicare eldercare centers.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $404,658,000 for the quarter ended June 30, 1999 compared to $285,686,000 for the quarter ended June 30, 1998, an increase of $118,972,000 or 42%, of which approximately $105,162,000 is attributed to the added operating expenses as a result of the Vitalink Transaction and approximately $16,376,000 is attributed to inflationary increases, growth in the institutional pharmacy and medical supply divisions, capitation contract related expenses, as well as increased costs of community-based programs. These increases are offset by reduced operating expenses of approximately $1,023,000 attributed to the closed Florida eldercare center and $1,543,000 to the Pennsylvania eldercare center for which the lease was terminated.

Increased depreciation and amortization expense of $5,255,000 is attributed to the depreciation of fixed assets and amortization of goodwill and deferred financing costs in connection with the Vitalink Transaction, as well as incremental depreciation expense from capital expenditures made since June 30, 1998.

Interest expense increased $8,836,000 or 43%. This increase in interest expense was primarily due to additional borrowings used to finance the Vitalink Transaction, as well as an increase in the Company's weighted average borrowing rate. This increase is partially offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transactions.

Equity in net income (loss) of unconsolidated affiliates declined $4,205,000 to a loss of $3,475,000 for the quarter ended June 30, 1999 from income of $730,000 for the quarter ended June 30, 1998 due to declining earnings of the Company's Multicare affiliate. The Multicare earnings have been adversely impacted by its January 1, 1999 implementation of PPS.

In the quarter ended June 30, 1999, the Company accrued $4,369,000 of dividends on the Genesis Preferred issued in connection with the Vitalink Transaction.

Nine  months ended June 30, 1999 compared to nine months ended June 30, 1998

The Company's total net revenues for the nine months ended June 30, 1999 were $1,408,911,000 compared to $999,390,000 for the nine months ended June 30, 1998, an increase of $409,521,000 or 41%. Pharmacy and medical supply service revenue increased $429,088,000 to $698,505,000 from $269,417,000, of which approximately
$376,623,000 is attributed to the added revenues as a result of the Vitalink Transaction, approximately $20,720,000 is attributed to the added revenues as a result of the Multicare Pharmacy Purchase, and the remainder is primarily due to other volume growth in the institutional, medical supply and community-based pharmacies. Inpatient service revenue declined $23,369,000 or 4% to $527,720,000 from $551,089,000. Of this decline, approximately $1,343,000 is attributed to the revenues of an eldercare center located in Florida that was closed in March 1999, $5,014,000 is attributed to the revenues of a Pennsylvania eldercare center for which the lease was terminated in July 1998 and approximately $29,443,000 is attributed to dilution in the Company's Medicare rate following the Company's October 1, 1998 implementation of PPS. These decreases in inpatient service revenue are offset by the positive impact of rate increases of other payor categories and changes in payor mix. Under PPS, the average Medicare rate per day was reduced to approximately $305 per patient day during the nine months ended June 30, 1999 compared to approximately $384 per patient day for the comparable period last year. There were 408,034 Medicare patient days during the nine months ended June 30, 1999 compared to 372,912 for the comparable period last year. Total patient days declined 40,189 to 3,698,936 during the nine months ended June 30, 1999 compared to 3,739,125 during the comparable period last year. The decline in overall census is principally attributed to 8,520 patient days at the closed Florida eldercare center, 29,733 patient days at the Pennsylvania eldercare center for which the lease was terminated and the remaining decline of 1,936 patient days is attributed to a net drop in overall occupancy and to survey and other regulatory matters at several of the Company's eldercare centers, which the Company believes have been resolved.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $1,225,117,000 for the nine months ended June 30, 1999 compared to $814,342,000 for the comparable period in the prior year, an increase of $410,775,000 or 50%, of which approximately $321,360,000 is attributed to the added operating expenses as a result of the Vitalink Transaction, approximately $14,707,000 is attributed to the added operating expenses as a result of the Multicare Pharmacy Purchase, approximately $9,701,000 is attributed to expenses incurred in connection with the closure of an eldercare center located in Florida, approximately $1,369,000 is attributed to severance costs incurred in connection with a reduction in work force in the Company's rehabilitation services business, and the remaining increase of $69,146,000 is attributed to inflationary increases, growth in the institutional pharmacy, medical supply and contract therapy divisions, capitated expenses, as well as increased costs of community-based programs. These increases are offset by reduced operating expenses of approximately $1,023,000 attributed to the closed Florida eldercare center and $4,485,000 to the Pennsylvania eldercare center for which the lease was terminated.

Increased depreciation and amortization expense of $17,468,000 is attributed to the depreciation of fixed assets and amortization of goodwill and deferred financing costs in connection with the Multicare Pharmacy Purchase and the Vitalink Transaction, as well as incremental depreciation expense from capital additions made since June 30, 1998.

Interest expense increased $26,285,000 or 45%. This increase in interest expense is primarily due to additional borrowings used to finance the Multicare Pharmacy Purchase, the Vitalink Transaction, increased working capital and capital borrowings, and an increase in the Company's weighted average borrowing rate. This increase is partially offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transactions.

In connection with the early repayment and restructuring of debt in the quarters ended December 31, 1998 and 1997, the Company recorded an extraordinary loss, net of tax of approximately $1,799,000 ($2,902,000 before tax) and $1,924,000 ($3,030,000 before tax), respectively, to write-off unamortized deferred financing fees. In connection with the defeasance of certain municipal bonds in the quarter ended March 31, 1999 the Company recorded an extraordinary loss, net of tax of approximately $301,000 ($474,000 before tax).

Equity in net income (loss) of unconsolidated affiliates declined $10,703,000 to a loss of $8,626,000 in the nine months ended June 30, 1999 from income of $2,077,000 for the nine months ended June 30, 1998 due to declining earnings of the Company's Multicare affiliate. The Multicare earnings have been adversely impacted by its January 1, 1999 implementation of PPS.

In the nine months ended June 30, 1999, the Company accrued $13,106,000 of dividends on the Genesis Preferred issued in connection with the Vitalink Transaction.

Liquidity and Capital Resources

General

Working capital increased $64,298,000 to $370,016,000 at June 30, 1999 from $305,718,000 at September 30, 1998. Accounts receivable increased approximately $24,382,000 during this period, of this increase approximately $4,205,000 relates to the impact of a rehabilitation services agreement entered into during the December 1998 quarter and the remaining increase is principally due to the continuing shift in business mix to ancillary services, particularly the home medical equipment and infusion therapy lines of business, which typically have a longer collection period. Days revenue in accounts receivable decreased approximately one day to 75 days during the quarter ended June 30, 1999 compared to the quarter ended March 31, 1999. Accounts payable and accrued expenses decreased during the nine months ended June 30, 1999, principally due to the timing of routine operating payments, including interest and compensation related costs. As a result of lower earnings and the timing of payments, the Company's cash flow from operations for the nine months ended June 30, 1999 was approximately $23,802,000 compared to approximately $40,127,000 for the nine months ended June 30, 1998.

Investing activities for the nine months ended June 30, 1999 include approximately $57,457,000 of capital expenditures primarily related to betterments and expansion of existing eldercare centers and other sites of service, and investment in data processing hardware and software. The cash used to finance investments in unconsolidated affiliates of approximately $24,180,000 during the nine months ended June 30, 1999 represents the Company's limited partnership investment in four assisted living properties with which it has entered into a management contract, and four joint venture assisted living properties under development which it will manage upon completion of construction. To date, the Company has financed approximately $16,100,000 of the construction costs of the four assisted living properties under development. Over the next nine months, the joint venture partnerships are expected to refinance the construction costs with outside financing. During the nine months ended June 30, 1999, other long-term assets increased approximately $15,734,000, principally due to subordinated management fees due from Multicare.

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

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust. Additionally, ElderTrust has funded approximately $14,400,000 of a $15,100,000 commitment to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of its Credit Facility with the proceeds from these transactions. In September 1998, the Company sold its leasehold rights and option to purchase seven eldercare facilities acquired in its November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000,000, including $35,500,000 in cash and an $8,500,000 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000,000. The transaction resulted in a gain of approximately $43,700,000 which has been deferred and is being amortized over the ten year lease term of the lease contracts with ElderTrust. The Company also anticipates entering into transactions with ElderTrust in the future.

Credit Facility and Senior Subordinated Notes

Genesis entered into a credit agreement pursuant to which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; funding Genesis' commitments in connection with the Vitalink Transaction; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of the transactions. The Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Term Loans"), and a $650,000,000 revolving credit loan (the "Revolving Facility"). The Term Loans amortize in quarterly installments through 2005, of which $21,419,000 is payable in Fiscal 1999. The Term Loans consist of (i) a six year term loan with an outstanding balance of $121,398,000 at June 30, 1999 (the "Tranche A Term Facility"); (ii) a seven year term loan with an outstanding balance of $152,909,000 at June 30, 1999 (the "Tranche B Term Facility"); and (iii) an eight year term loan with an outstanding balance of $152,545,000 at June 30, 1999 (the "Tranche C Term Facility"). The Revolving Facility becomes payable in full on September 30, 2003. The third amendment to the Credit Facility, dated December 15, 1998, made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of subordinated debt offerings to repay indebtedness under the Revolving Facility and increased the interest rates applying to the Term Loans and the Revolving Facility.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Tranche A Term Facility and Revolving Facility have an Annual Applicable Margin of .75% for Prime Rate loans and 2.50% for LIBO Rate loans (an effective rate of 7.82% at June 30, 1999). Loans under the Tranche B Term Facility have an Annual Applicable Margin of 1.25% for Prime Rate loans and 3.00% for LIBO Rate loans (an effective rate of 8.32% at June 30, 1999). Loans under the Tranche C Term Facility have an
Annual Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans (an effective rate of 8.57% at June 30, 1999). Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

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

On August 20, 1999, the Company entered into an amendment of the Credit Facility. The amendment establishes less restrictive financial covenant requirements through the remaining term of the agreement, increases the Annual Applicable Margin and provides the lenders of the Credit Facility a collateral interest in certain real and personal property of the Company. Additionally, the amendment provides for $40,000,000 of additional borrowing capacity, subject to the satisfaction of certain conditions. The amended Annual Applicable Margin is expected to increase the Company's effective interest rate .75% for Prime Rate and LIBO Rate loans under the Tranche A Term Facility and Revolving Facility and
 .50% for Prime Rate and LIBO Rate loans under the Tranche B and Tranche C Term Facilities.

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

The Multicare Transaction and Proposed Revision to the Joint Venture

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

On August 2, 1999, the Company reached an agreement in principle with Cypress and TPG its co-investor partners in Genesis ElderCare Corp., to simplify the joint-venture structure, accelerate the integration of Genesis and Multicare, and strengthen the financial position of both Genesis and Multicare. Under the agreement in principle, Cypress and TPG will invest $50,000,000 into Genesis in exchange for 12,500,000 newly issued common shares and 2,000,000 warrants to purchase common shares with a $5.00 exercise price. In addition, Cypress and TPG will terminate their right to put their 56% equity interest in Genesis ElderCare Corp. to Genesis in exchange for a newly issued convertible preferred stock in Genesis with a $420,000,000 principal amount, a 5% dividend rate (payable in kind for the first five years) and a conversion price of $8.75 per share. The conversion price represents a 153% premium to the 20 day average trading price of Genesis common stock at the signing of the agreement in principle. Following completion of this transaction, Genesis will consolidate the results of Multicare for financial reporting purposes. After making the $50,000,000 investment, Cypress and TPG will each own approximately 11% of Genesis. On a fully-diluted basis, assuming conversion of the convertible preferred stock, Cypress and TPG will each own approximately 29% of Genesis. The agreement in principle provides that Cypress and TPG will each have the right to vote a maximum of 17.5% of the voting rights of Genesis. Cypress and TPG will each designate one member to the Genesis Board of Directors, increasing the total membership to nine. The transaction is subject to, among other things, regulatory approval, definitive documentation and Genesis shareholder approval. There can be no assurances that the Company will be able to satisfy the conditions to the proposed transaction.

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

Pursuant to the Balanced Budget Act of 1997 (the "Balanced Budget Act") commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon a resource utilization group. In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific-rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

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

Under PPS, the reimbursement for certain speech, occupational, physical and respiratory therapy services provided to nursing facility patients is a component of the total reimbursement to the nursing facility allowed per patient. Medicare reimburses the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Under PPS, a per provider limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services). Additionally, Medicare Part B therapy services are no longer being reimbursed on a cost basis; rather, payment for each service provided is based on fee screen schedules published in November 1998. As a result of the implementation of PPS, the Company has to date experienced a substantial reduction in demand for, and reduced operating margins from, therapy services it provides to third parties, because such providers are admitting fewer Medicare patients and are reducing utilization of rehabilitation services.

On July 30,1999, HCFA issued the Final Rule and Notice for Prospective Payment Regulations. The final rule was not significantly different from the interim final rule previously published. The final rule provides for an effective inflation adjustment of 1.9%, which, along with a change to the prospective payments rates, results in an estimated increase to the Federal portion of the rate of approximately $5.50 per Medicare patient day effective at the next scheduled update of skilled nursing facility prospective payment rates which generally for Genesis is October 1, 1999. The estimated increase in the Medicare rate assumes no change in Medicare patient acuity.

The Company estimates Medicare revenue per patient day in its Genesis Centers will decline as a result of PPS in Fiscal 2000, to $285, due to further blending of the federal rate and the facility specific rate. The Company estimates that its Medicare revenue per patient day in the Multicare centers will decline as a result of PPS in Fiscal 2000 to $290. The Genesis eldercare centers began implementation of PPS on October 1, 1998 and the majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on the Company's earnings in future periods will depend on many variables which can not be quantified at this time, including regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business.

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

Operating cash flow will depend upon the Company's ability to effect cost reduction initiatives and to continue to reduce its investment in working capital. The Company believes that operating cash flow which is expected to be augmented by planned refinancing transactions, will be sufficient to meet its future obligations.

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

Year 2000 Compliance

The Company has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of the essential systems and equipment of the Company and of Year 2000 mission critical suppliers, customers, and other third parties, (ii) the remediation of non-compliant systems and equipment, and (iii) contingency planning. The Company is in the process of conducting its inventory, assessment and remediation of its information technology ("IT") systems and equipment and non-IT systems and equipment (embedded technology) and has completed approximately 96% of its internal inventory and assessment and approximately 80% of the systems and equipment of critical suppliers, customers and other third parties.

With respect to the Year 2000 compliance of critical third parties, the Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") concluded in September 1998 that it would be highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While the Company does not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. In 1998, the HCFA Administrator asserted that all systems necessary to make payments to fiscal intermediaries would be compliant. The Administrator provided further assurance that intermediary systems would also be compliant well in advance of the deadline. Additionally, most intermediaries have reported to the Company that they are either already compliant or will be prior to the end of 1999. Nonetheless, the Company intends to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

The Company is remediating its critical IT and non-IT systems and equipment. The Company has also begun contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Company is planning to be Year 2000 complaint for all its essential systems and equipment by October 31, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations. In addition there can be no assurance that all of the Company's critical suppliers and other third parties will be Year 2000 complaint by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $1,600,000, of which approximately $1,000,000 has been spent through June 30, 1999. The Company's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Company's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate or complete.

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

Contingency plans for the Company's Year 2000-related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems. The Company is planning to have contingency plans completed for essential systems and equipment by October 31, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at June 30, 1999 is approximately $25,500,000.

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

                  Vitalink is seeking an injunction preventing HCR Manor
                  Care's threatened termination of two of its long term pharmacy service contracts and a declaration that it has a right to provide pharmacy, infusion therapy and related services to all HCR Manor Care's facilities. Genesis and Vitalink seek over $100 million in compensatory damages and enforcement of a 10-year non-competition clause.

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

                  On July 26, 1999, NeighborCare, through its Maryland counsel, filed an additional complaint against Omnicare Inc. and Heartland Healthcare (a joint venture between Omnicare and HCR Manor Care) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortious interference with Vitalink's contractual rights under its three exclusive long term service contracts with HCR Manor Care.

Item 2.  Changes in Securities

                  Not Applicable

Item 3.  Defaults Upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------
         Number            Description
         ------            -----------
         10.1              Letter of Intent dated August 2, 1999 regarding an
                           understanding among Genesis Health Ventures, Inc.
                           ("Genesis"), The Cypress Group L.L.C., a Delaware limited liability Company ("Cypress") and TPG
                           Partners II, L.P., a Delaware limited partnership
                           ("TPG" and together with Cypress and Nazem, Inc., the "Sponsors") relating to a restructuring of the joint venture investment in Genesis ElderCare Corp., a Delaware corporation ("Parent"), and related transactions.

         27                Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------
                         The Company filed a Current Report on Form 8-K dated August 2, 1999 reporting that it reached an agreement in principle with The Cypress Group and Texas Pacific Group related to the restructuring of the Multicare joint venture. The Current Report on Form 8-K does not include financial statements.

                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                                            GENESIS HEALTH VENTURES, INC.


Date:  August 20, 1999                       /s/ George V. Hager, Jr.
                                            ------------------------------------
                                            George V. Hager, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer