Form 10-Q/A
period 1999-06-30
GENESIS HEALTH VENTURES INC /PA
filed 1999-09-15
CIK 874265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 1-11666
                        -------

                         GENESIS HEALTH VENTURES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                               06-1132947
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                             101 East State Street
                             ---------------------
                       Kennett Square, Pennsylvania 19348
                       ----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 444-6350
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                      ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 14, 1999: 36,145,678 shares of common stock

Item 1 of Part II is hereby amended as follows:

On August 27, 1999 Manor Care Inc., a wholly owned subsidiary of HCR Manor Care Inc., filed a lawsuit against Genesis Health Venture, Inc. ("Genesis") in the United States District Court for the District of Delaware based upon Section 11 and Section 12 of the Securities Act of 1933, as amended. The plaintiffs allege that in connection with the sale of Genesis' Series G Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series G Preferred Stock"), issued as part of the purchase price to acquire Vitalink Pharmacy Services Inc., Genesis failed to disclose or made misrepresentations related to the effects of the conversion to the prospective pay system, the restructuring of the Multicare Companies, Inc. ("Multicare") joint venture, the impact of the acquisition of Multicare, the status of Genesis labor relations, Genesis' ability to declare dividends on the Series G Preferred Stock and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care Inc. seeks, among other things, compensatory damages and recission of the purchase of the Series G Preferred Stock.

Item 6 of Part II is hereby amended as follows:

         (a)      Exhibits
                  --------

         Number            Description
         ------            -----------
         99.1              Fourth Amended and Restated Credit Agreement dated as
                           of August 20, 1999 by and among Genesis Health
                           Ventures, Inc. (together with its successors, "Genesis"), the Subsidiaries of Genesis referred to on the signature pages thereto (and such other
                           Subsidiaries of Genesis which may from time to time become Borrowers thereunder in accordance with the provisions thereof) (collectively with Genesis, the "Borrowers"), the Lenders referred to on the signature pages thereto (together with other lenders parties thereto from time to time, and their successors and assigns, the "Lenders"), Mellon Bank, N.A., a national banking association as issuer of Letters of Credit thereunder (in such capacity, together with its successors and assigns in such capacity, the "Administrative Agent"), Citicorp USA,
                           Inc. as Syndication Agent, First Union National Bank, a national banking association as Documentation
                           Agent, and Bank of America, N.A. (as successor to
                           NationsBank, N.A. and Bank of America, NT&SA), a national banking association as Syndication Agent.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                GENESIS HEALTH VENTURES, INC.


                                                /s/ George V. Hager, Jr
                                                ----------------------------
                                                George V. Hager, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer