Form 10-K
period 1999-09-30
GENESIS HEALTH VENTURES INC /PA
filed 1999-12-29
CIK 874265

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

     Securities registered pursuant to Section 12(g) of the Act: NONE Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for
the past 90 days.    YES _X_     NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant is $94,229,235(1). As of December 16, 1999, 48,634,444 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents filed by us with the SEC under the Exchange Act are incorporated in this annual report by this reference:

             SEC Filings                               Period
---------------------------------------       ----------------------------
Certain portions of our Proxy Statement       To be filed in connection
into Part III of this Report                  with our 2000 Annual Meeting

------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the last reported sale price for the Company's Common Stock on December 16, 1999. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                      INDEX
                                                                            Page
                                                                           -----

Cautionary Statements Regarding Forward Looking Statements ....................1

                                     PART I

ITEM 1:  BUSINESS

         General ..............................................................5
         Pharmacy and Medical Supply Services..................................6
         Inpatient Services....................................................6
         Other Services........................................................7
         Revenue Sources.......................................................7
         Marketing............................................................11
         Personnel............................................................11
         Employee Training and Development....................................12
         Governmental Regulation..............................................12
         Competition in the Healthcare Services Industry......................15
         Insurance............................................................15


ITEM 2:  PROPERTIES...........................................................16

ITEM 3:  LEGAL PROCEEDINGS....................................................17

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................18

ITEM 4.1:  EXECUTIVE OFFICERS.................................................19

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS....................................21

ITEM 6:  SELECTED FINANCIAL DATA..............................................22

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................23

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........39

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................40

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................74


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................74

ITEM 11:  EXECUTIVE COMPENSATION..............................................74

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......74

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................74

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K......74

           Cautionary Statements Regarding Forward Looking Statements

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

         o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, and to control costs; the expected effects of government regulation on reimbursement for services provided and on the costs of doing business; and the expected effects of the "Year 2000" problem;

         o certain statements contained in "Business" concerning strategy; government regulations and the Medicare and Medicaid programs;

         o certain statements in the Notes to Consolidated Financial Statements concerning pro forma adjustments; and

         o certain statements in "Legal Proceedings" regarding the effects of litigation.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that any statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following:

         o our substantial indebtedness and significant debt service obligations;

         o our ability or inability to secure the capital and the related cost of the capital necessary to fund future growth;

         o the impact of health care reform, including the Medicare Prospective Payment System ("PPS"), and the adoption of cost containment measures by the federal and state governments;

         o the adoption of cost containment measures by other third party payors;

         o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

         o the occurrence of changes in the mix of payment sources utilized by our patients to pay for our services;

         o competition in our industry;

         o our ability to consummate or complete development projects or to profitably operate or successfully integrate enterprises into our other operations;

         o the "Year 2000 problem", including the possible failure of our payors, suppliers and other third parties to adequately remediate Year 2000 issues; and

         o changes in general economic conditions.


There can be no assurances that the cash flow from our operations will be sufficient to enable us to service our substantial indebtedness and meet our other obligations.

We have substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1999, we had approximately $1,484,510,000 of long-term indebtedness, excluding the current portion of indebtedness of $37,126,000, which represented 72% of our total capitalization. We also have significant long-term operating lease obligations with respect to certain of our eldercare centers and other sites of service. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

         o our ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited or impaired;

         o a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations;

         o our operating flexibility is limited by restrictions contained in some of our debt agreements which set forth minimum net worth requirements and/or limit our ability to incur additional indebtedness, to enter into other financial transactions and to pay dividends;

         o our degree of leverage may make us more vulnerable to industry downturns and less competitive, may reduce our flexibility in responding to changing business and industry conditions and may limit our ability to pursue other business opportunities, to finance our future operations or capital needs, and to implement our business strategy; and

         o certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of greater interest rates.


We expect to satisfy required payments of principal and interest on our indebtedness from our cash flow from operations. Our ability to generate sufficient cash flows from operations depends on a number of internal and external factors affecting our business and operations, including factors beyond our control, such as prevailing industry conditions. There can be no assurances that cash flow from operations will be sufficient to enable us to service our debt and meet our other obligations. If such cash flow is insufficient, we may be required to refinance and/or restructure all or a portion of our existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such sales of assets or additional financing could be achieved. Also, the ability of our Multicare affiliate to meet its obligations is dependent upon its ability to consummate certain asset sales. There can be no assurances that such asset sales will be consummated by Multicare. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Limitations on reimbursement including the implementation of the Medicare Prospective Payment System and other health care reforms may adversely affect our business.

We receive revenues from Medicare, Medicaid, private insurance, long-term care facilities which utilize our specialty medical services, self-pay eldercare facility residents, and other third party payors. The health care industry is experiencing a strong trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by us.

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

         o the adoption of the Medicare Prospective Payment System pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act; and

         o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

While we have prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect our business. These changes may also adversely affect long term care facilities which are customers of our specialty medical businesses, such as pharmacy and rehabilitation therapy services, which may, in turn, adversely affect such businesses. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the revenue reimbursement process, which in our industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. See "Business - Revenue Sources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Extensive regulation by the federal and state governments may adversely affect our costs of doing business.

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, reimbursement, licensure and certification of eldercare centers and pharmacy operations, controlled substances and health planning. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient services) fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

In July 1998, the Clinton administration issued a new initiative to promote the quality of care in nursing homes. See "Business Government Regulation." Following this pronouncement, it has become more difficult for nursing facilities to maintain licensing and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

Changes in applicable laws and regulations, or new interpretations of existing laws and regulations, could have a material adverse effect on reimbursement, certification or licensure of our nursing facilities, pharmacies or other aspects of our business, including eligibility for participation in federal and state programs, costs of doing business, or the levels of reimbursement from governmental or private sources. We cannot predict the content or impact of future legislation and regulations affecting us. There can be no assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that could adversely affect us. See "Business - Revenue Sources" and "Business -- Government Regulation."

We face intense competition in our business.

The healthcare industry is highly competitive. We compete with a variety of other companies in providing eldercare services, many of which have greater financial and other resources and may be more established in their respective communities than us. Competing companies may offer newer or different centers or services than us and may thereby attract our customers who are either presently customers of our eldercare centers or are otherwise receiving our eldercare services.

In addition, as a result of the Vitalink Transaction, HCR Manor Care, a publicly traded owner of eldercare centers that competes with us, owns 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock. That stock is convertible at the option of HCR Manor Care into approximately 7,880,000 shares of our Common Stock. Certain service contracts (the "Service Contracts") permit our NeighborCare pharmacy operations to provide services to HCR Manor Care constituting approximately ten percent and five percent of the net revenues of NeighborCare(sm) and Genesis, respectively. These Service Contracts are the subject of certain litigation. See "Business - Competition, " "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of operations -Certain Transactions-Vitalink Transaction."

We may experience adverse effects because of risks associated with our acquisitions.

During the past several years, we acquired several eldercare and pharmacy businesses. There can be no assurance that we will be able to realize expected operating and economic efficiencies from our recent acquisitions or from any future acquisitions or that such acquisitions will not adversely affect our results of operations or financial condition. In addition, there can be no assurance that we will be able to successfully integrate newly acquired businesses with our operations.

The "Year 2000 problem" may adversely affect us.

     If our efforts to address Year 2000 compliance issues (as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act")) were not successful, or if the systems of our suppliers are not compliant, we may be unable to engage in normal business activities for a period of time after January 1, 2000. Our potential risks include:

         o the inability to deliver patient care related services;

         o the delayed receipt of reimbursement from the federal or state governments, or other payors;

         o the failure of security systems, elevators, heating systems or other operational systems and equipment;

         o the inability to obtain critical equipment and supplies from vendors; and,

         o the loss of existing or potential clients and damage to our reputation in the industry.

     Each of these events could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance."

                                     PART I
ITEM 1:  BUSINESS

General

Genesis Health Ventures, Inc. was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "Genesis," the "Company," "we," "our" or "us" refers to Genesis Health Ventures, Inc. and subsidiaries. The following discussion of our operations after October 10, 1997 (e.g. markets served, facilities information, personnel) includes the Multicare operations; to the extent that the discussion includes our operations prior to October 10, 1997 (e.g. occupancy rates and revenue sources) it does not include the Multicare operations.

Genesis is a leading provider of healthcare and support services to the elderly. We have developed the Genesis ElderCare(SM) delivery model of integrated healthcare networks to provide cost-effective, outcome-oriented services to the elderly. Genesis provides eldercare in the eastern United States through a network of skilled nursing and assisted living centers. Genesis provides long term care support services nationwide including pharmacy, medical equipment and supplies, rehabilitation, group purchasing, consulting and facility management. Through these integrated healthcare networks, Genesis provides inpatient, pharmacy, medical supply and other healthcare services to approximately 700,000 customers, including approximately 41,000 customers who are residents in eldercare facilities. The networks include 368 eldercare centers with approximately 45,000 beds; 19 medical supply distribution centers serving over 1,000 eldercare centers with over 80,000 beds; an integrated NeighborCare(SM) pharmacy and medical supply operation with over $980,000,000 in annual revenues, including 69 long-term care pharmacies serving approximately 238,000 institutional beds; 34 community-based pharmacies; infusion therapy services; and certified rehabilitation agencies providing services through over 600 contracts. We also provide diagnostic and hospitality services in selected markets and operate a group purchasing organization.

In order to achieve operating efficiencies, economies of scale and significant market share, Genesis has concentrated its eldercare networks in five geographic regions in which over 14,500,000 people over the age of 65 reside. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia/Delaware Valley/New Jersey); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia); Southern Region (Central Florida); and Allegheny/Midwest
Region (West Virginia/Western Pennsylvania/Eastern Ohio/Illinois/Wisconsin). The Company believes that it is the largest operator of eldercare center beds in the states of New Hampshire, Massachusetts, New Jersey, Pennsylvania, Maryland and West Virginia.

The Company's eldercare services focus on the central medical and physical issues facing the more medically demanding elderly. By integrating the talents of physicians with case management, comprehensive discharge planning and, where necessary, home support services, we believe we provide cost-effective care management to achieve superior outcomes and return customers to the community. We believe that our orientation toward achieving improved customer outcomes through our eldercare networks has resulted in increased utilization of specialty medical services, high occupancy of available beds, enhanced quality payor mix and a broader base of repeat customers.

We have undertaken several initiatives to position the Company to compete in the current healthcare environment. These initiatives include:

         o the development of clinical care protocols and monitor the delivery and utilization of medical care;

         o establishing and marketing the Genesis ElderCare(SM) brand name and establishing Genesis ElderCare (SM) toll-free telephone lines along with other trademarks, to increase awareness of our eldercare services in the healthcare market;

         o seeking strategic alliances with other healthcare providers to broaden our continuum of care; and

         o creating an independent eldercare advisory board to formulate new and innovative approaches in the delivery of care.

Since we began operations, we have focused our efforts on providing an expanding array of specialty medical services to elderly customers. We generate revenues primarily from two segments: pharmacy and medical supply services; and inpatient services; however, we also derive revenue from other sources.

Pharmacy and Medical Supply Services

Genesis provides pharmacy and medical supply services through its NeighborCare(SM) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of prescription and non prescription pharmaceuticals, infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. NeighborCare provides institutional pharmacy products and services to the elderly, chronically ill and disabled in long-term care and alternate sites settings, including skilled nursing facilities, assisted living facilities, residential and independent living communities and the home. We also provide pharmacy consulting services to assure proper and effective drug therapy. We provide these services through 69 institutional pharmacies (one is jointly-owned) and 19 medical supply distribution centers located in our various market areas. In addition, we operate 34 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in the twelve months ended September 30, 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by us, including the jointly owned Multicare centers.

Inpatient Services

Genesis owns, leases or manages 339 eldercare centers (including 49 standalone assisted living facilities and 14 transitional care units) located in 16 states. Our skilled nursing centers offer three levels of care for their customers: skilled, intermediate and personal. Skilled care provides 24-hour per day professional services of a registered nurse; intermediate care provides less intensive nursing care; and personal care provides for the needs of customers requiring minimal supervision and assistance. Each eldercare center is supervised by a licensed healthcare administrator and engages the services of a Medical Director to supervise the delivery of healthcare services to residents and a Director of Nursing to supervise the nursing staff. We maintain a corporate quality assurance program to monitor regulatory compliance and to enhance the standard of care provided in each center.

Genesis has established and actively markets programs for elderly and other customers who require subacute levels of medical care. These programs include ventilator care, intravenous therapy, post-surgical recovery, respiratory management, orthopedic or neurological rehabilitation, terminal care and various forms of coma, pain and wound management. Private insurance companies and other third party payors, including certain state Medicaid programs, have recognized that treating customers requiring subacute medical care in centers such as those operated by Genesis is a cost-effective alternative to treatment in an acute care hospital. We provide such care at rates that we believe are substantially below the rates typically charged by acute care hospitals for comparable services.

The following table sets forth, for the periods indicated, information regarding our average number of beds in service and the average occupancy levels at our eldercare centers during the respective fiscal years.

                                                                         1999              1998        1997
  ----------------------------------------------------------------------------------------------------------------
  Average Beds in Service: (1)
  Owned and Leased Facilities                                           15,522            15,137           15,132
  Managed and Jointly-Owned Facilities                                  23,984            24,234            6,101
  Occupancy Based on Average Beds in Service:
  Owned and Leased Facilities                                              91%               91%              91%
  Managed and Jointly-Owned Facilities                                     90%               92%              92%
  ----------------------------------------------------------------------------------------------------------------

(1) Excludes beds in facilities which were unavailable for occupancy due to renovations.

Other Services

Rehabilitation Therapy. We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy, through seven certified rehabilitation agencies in all five of our regional market concentrations. These services are provided by approximately 2,600 licensed rehabilitation therapists and assistants employed or contracted by Genesis to substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others.

Management Services. We provide management services to 230 eldercare centers pursuant to management agreements that provide generally for our day-to-day responsibility for the operation and management of the centers. In turn, Genesis receives management fees, depending on the agreement, computed as either an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The various management agreements, including option periods, are scheduled to terminate between 2000 and 2017. We have extended various mortgage and other loans to certain facilities under management contract. See "Notes to Consolidated Financial Statements - Footnote 9 Notes Receivable and Other Investments."

Group Purchasing. We jointly own and operate The Tidewater Healthcare Shared Services Group, Inc. ("Tidewater"), one of the largest group purchasing companies in the Midatlantic region. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities. Tidewater's services are contracted to approximately 2,750 members with over 271,500 beds in 44 states and the District of Columbia.

Other Services. We employ or have consulting arrangements with approximately 112 physicians, physician assistants and nurse practitioners who are primarily involved in designing and administering clinical programs and directing patient care. We also provide an array of other specialty medical services in certain parts of our eldercare network, including portable x-ray and other diagnostic services; home healthcare services; consulting services and hospitality services such as dietary, housekeeping, laundry, plant operations and facilities management services.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long term care facilities which utilize our specialty medical services. The health care industry is experiencing the effects of the federal and state governments trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services provided by us.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rate of our centers, the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients as well as payor mix among private pay, Medicare, and Medicaid will significantly affect our profitability.

Medicare and Medicaid. The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as "Medicare," has made available to nearly every American 65 years of age and older a broad program of health insurance designed to help the nation's elderly meet hospital and other health care costs. Health insurance coverage has been extended to certain persons under age 65 qualifying as disabled and those having end-stage renal disease. Medicare includes three related health insurance programs: (i) hospital insurance ("Part A"); and (ii) supplementary medical insurance ("Part B"); and (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare+Choice" or "Medicare Part C"). The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) and carriers (for Part B) under the direction of the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS").

Medicaid (Title XIX of the Social Security Act) is a federal-state cooperative program, whereby, the federal government supplements funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state's regulations. Most states pay prospective rates, and have some form of acuity adjustment.

Medicare and Medicaid are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the timing and/or levels of payments to us for our services.

We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Such rights and remedies may include requiring the repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. Such programs may also impose fines, criminal penalties or program exclusions. Other payor sources also reserve rights to conduct audits and make monetary adjustments.

The Balanced Budget Act of 1997 (the "1997 Act"), signed into law on August 5, 1997, seeks to achieve a balanced federal budget, by, among other things, reducing federal spending on the Medicare and Medicaid programs. Most significantly, under the 1997 Act, nursing facilities are reimbursed under a prospective payment system ("PPS") which commenced with a facility's first cost reporting period beginning on or after July 1, 1998. PPS is being phased in over a three-year period and has an adverse impact on the Medicare revenues of many skilled nursing facilities. PPS reimbursement is based largely on a nursing facility's costs for the services it provided to Medicare beneficiaries in the 1994-1995 base year. Under PPS, nursing facilities are paid a predetermined amount per patient, per day (per diem) based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into a resource utilization group ("RUG") using the information gathered during the minimum data set ("MDS") assessment. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services.

Facilities that did not receive any Medicare payments prior to October 1, 1995 are reimbursed one hundred percent (100%) based on the federal per diem rates beginning with their first cost reporting period on or after July 1, 1998. For nursing facilities that received Medicare payments before October 1, 1995, there is a three-year transition period. During the transition period, the per diem rates are comprised of a blend between a "facility-specific" rate and a "federal" (prospective) rate, as follows: (a) for the first cost reporting period, the "facility specific" percentage is seventy-five percent (75%) and the federal per diem percentage is 25%. These percentages change to fifty/fifty (50%-50%) and to twenty-five/seventy-five (25%-75%) for the second and third cost reporting periods. The facility-specific rate is based on the costs for certain Medicare-covered services that the facility provided during its base year, which is the facility's first cost reporting period beginning after September 30, 1994. The facility specific rate is updated by the "nursing facility market basket increase," minus one percent, through federal fiscal year 1999, and by the full market basket increase thereafter. The federal rate is wage and case mix adjusted, and within each metropolitan statistical area and rural area within each state, there is a federal rate for each RUG classification.

The 1997 Act also affected amounts paid to NeighborCare for pharmacy and medical supply products and services. Reimbursement for certain products covered under Medicare Part B is limited to 95% of the "average wholesale price." Also, pricing has become a more important consideration in the selection of pharmacy providers since the advent of PPS.

Also, Congress included provisions in the 1997 Act that would require nursing facilities to submit all claims for all Medicare-covered services that their residents receive, both Medicare Part A and Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and rehabilitation therapy providers, except for certain excluded services ("Consolidated Billing"). The 1997 Act initially required Consolidated Billing to be effective on July 1, 1998, with a transition period through December 31, 1998 for those nursing facilities lacking the systems and billing capability to comply. However, in a final rule issued in July 1999, HCFA announced that all skilled nursing facilities must begin Consolidated Billing as of the date the facility shifts to PPS, for those residents who are in a covered Part A stay. Outside suppliers of services to residents of the facility must collect payment from the facility. For those skilled nursing facility residents who are not in a covered Part A stay (for example, residents who have exhausted their available days of coverage under the Part A nursing facility benefit), the final rule postponed Consolidated Billing indefinitely.

In November 1999, the Medicare Balanced Budget Refinement Act ("Refinement Act") was passed in Congress. The Refinement Act addresses certain reductions in Medicare reimbursement caused by the 1997 Act, including:

         o For covered skilled nursing facility services furnished on or after April 1, 2000, and before October 1, 2000 (or a later date if HCFA does not complete certain mandated reviews of current RUG weightings), for 15 RUG categories, the federal per diem rate will be increased by 20%;

         o For fiscal years 2001 and 2002, the federal per diem rates shall be increased by an additional 4%;

         o For cost report years beginning on or after January 1, 2000, skilled nursing facilities may waive the PPS transition period and elect to receive 100% of the federal per diem rate;

         o Through the cost reporting period beginning in October, 2000, certain specific services (such as prostheses and chemotherapy drugs) may be reimbursed separately from and in addition to the federal per diem rate; and,

         o The elimination of the $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

The 1997 Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain health care providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or pharmacy services from fee-for-service to managed care negotiated or capitated rates. We anticipate that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by HCFA and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or " most favored nation provisions" which require NeighborCare to charge Medicaid no more that its lowest charge to other consumers in the state.

While we have prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of the 1997 Act, the Refinement Act, the interpretation or administration of such legislation or other legislation which affects our business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that these changes will not adversely affect our business.

In addition, Congress and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities, but have and will most likely include other services provided by us, including pharmacy and therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Managed care organizations and other third party payors have continued to increase their influence over the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a relatively small number of managed care organizations and other third party payors. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate us or choose not to utilize us as a provider, and/or engage our competitors as a preferred or exclusive provider, our business could be materially adversely affected. In addition, private payors, including managed care payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements.

The following table reflects the allocation of customer service revenues among these sources of revenue.

                                  1999           1998         1997          1996         1995
------------------------------------------------------------------------------------------------

Private pay and other               47%            45%         39%           39%           38%
Medicaid                            39             35          37            36            41
Medicare                            14             20          24            25            21
------------------------------------------------------------------------------------------------
Total                              100%           100%        100%          100%          100%
------------------------------------------------------------------------------------------------

See "Business - Government Regulation."

Marketing

Marketing for eldercare centers is focused at the local level and is conducted primarily by the center administrator and its admissions director, with support from a dedicated regional marketing staff, who call on referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations. In addition to those efforts, our marketing objective is to maintain public awareness of the eldercare center and its capabilities. We take advantage of our regional concentrations in our marketing efforts, where appropriate, through consolidated marketing programs which benefit more than one center.

Genesis markets specialty medical services to its managed eldercare centers, as well as to independent healthcare providers, in addition to providing such services to its owned, leased and affiliated eldercare centers. We market our rehabilitation therapy and institutional pharmacy, medical supply and other services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies.

The corporate managed care department, through regional managers, markets our services directly to insurance companies, managed care organizations and other third party payors. In addition, the marketing department supports the eldercare centers in developing promotional materials and literature focusing on the Company's philosophy of care, services provided and quality clinical standards. See "Governmental Regulation" for a discussion of the federal and state laws which limit financial and other arrangements between healthcare providers.

In 1996, we announced a consolidation of our core business under the name Genesis ElderCare (SM). The Genesis ElderCare logo and service mark have been featured in a series of print advertisements in publications serving the regional markets in which we operate. Our marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. We are using advertising, including our toll free ElderCare Lines, to promote our brand name in trade, professional and business publications and to promote services directly to consumers.

Personnel

At November 30, 1999, Genesis and its subsidiaries (including Multicare) employed over 48,000 people, including approximately 34,500 full-time and 13,500 part-time employees. Approximately 18% of these employees are physicians and nursing and professional staff. Approximately 15,100 of these employees are employed by Multicare.

We currently have 66 facilities that are covered by, or are negotiating, collective bargaining agreements, including 31 facilities operated by Multicare. The agreements expire at various dates from 2000 through 2003 and cover approximately 5,200 employees. Although we have been subject to an aggressive union organizing campaign by the Service Employees International Union ("SEIU"), we have experienced little impact at the facility level. Only three additional non-union facilities have voted for SEIU representation. We believe that our relationship with our employees is generally good.

The healthcare industry has at times experienced a shortage of qualified healthcare personnel. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans.

Employee Training and Development

Genesis believes that nursing and professional staff retention and development has been and continues to be a critical factor in our successful operation. In response to this challenge, a compensation program which provides for annual merit reviews as well as financial and quality of care incentives has been implemented to promote center staff motivation and productivity and to reduce turnover rates. Management believes that our wage rates for professional nursing staff are commensurate with market rates. We also provide employee benefit programs which management believes, as a package, exceed industry standards. We have not experienced any significant difficulty in attracting or retaining qualified personnel.

In addition, Genesis has established an internal training and development program for both nurse assistants and nurses. Employee training is emphasized through a variety of in-house programs as well as a tuition reimbursement program. We have established, company-wide, the Genesis Nursing Assistant Specialist Program, which is offered on a joint basis with community colleges. Classes are held on the employees' time, at our cost, last for approximately six months and provide advanced instruction in nursing care. When all of the requirements for class participation have been met through attendance, discussion and examinations, the nurses aide graduates and is awarded the title of Nursing Assistant Specialist and receives a salary adjustment. We have maintained a retention rate of 77% since 1990 of the nurses aide graduates. Approximately 1,650 nurses aides have graduated from the Genesis Nursing Assistant Specialist Program and received an increase in salary. As the nurse aide continues through the career ladder, we continue to provide incentives. At the next level, Senior Nursing Assistant Specialist, the employee receives another increase in salary and additional tuition reimbursement of up to $2,500 toward becoming a Licensed Practical Nurse ("LPN") or Registered Nurse ("RN") and at the Senior Nursing Assistant Specialist Coordinator level, tuition reimbursement increases to a maximum of $3,000 per year towards a nursing degree. Similar program are currently under development for both pharmacy technicians and nursing assistants who work in the assisted living environment.

We began a junior level management and leadership training program in 1990 referred to as the Pilot Light Program. The target audience for this training is RN's and LPN's occupying charge nurse positions within the Company's nursing centers as well as junior level managers throughout the Genesis networks. Over 1,050 participants have graduated from this program.

Government Regulation

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure, certification and health planning. For our eldercare centers, this regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care and operational requirements. For pharmacy and medical supply products and services, this regulation relates, among other things, to operational requirements, reimbursement, documentation, licensure, certification and regulation of controlled substances. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of the facility.

In July 1998, the Clinton Administration issued a new initiative to promote the quality of care in nursing homes. This initiative includes, but is not limited to:

         o increased enforcement of nursing home safety and quality regulations;

         o increased federal oversight of state inspections of nursing homes;

         o prosecution of egregious violations of regulations governing nursing homes;

         o the publication of nursing home survey results on the Internet;

         o in certain cases, immediate imposition of sanctions without any grace period to correct problems;

         o imposition of civil monetary penalties for each instance of "serious or chronic violation;" and,

         o federal and state officials focused enforcement on nursing homes within chains that have a record of non-compliance with federal rules.

Following this pronouncement, it has become more difficult for nursing facilities to maintain licensing and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

All of our eldercare centers and healthcare services, to the extent required, are licensed under applicable law. All skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. We believe that our eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. Genesis reviews such notices and takes appropriate corrective action. In most cases, Genesis and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a provider, including but not limited to:

         o the imposition of fines;

         o suspension of payments for new admissions to the center;

         o in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

These actions may adversely affect a centers' ability to continue to operate, the ability to provide certain services, and / or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse remedies. Certain of our centers have received notices in the past from state and federal agencies that, as a result of certain alleged deficiencies, the agency was taking steps to decertify the centers from participation in Medicare and Medicaid programs. However, except as discussed below, all such centers have taken appropriate corrective action such that they were not decertified from the program(s).

On July 14, 1998, the Company announced that it received notice from NewCourtland, Inc. ("NewCourtland"), owner of eight nursing centers in the Philadelphia area, of the termination of its management agreements for these centers effective July 31, 1998. This notice follows the revocation on June 25, 1998 of the operating license at one of the NewCourtland centers. The center had a long-standing history of regulatory compliance difficulties dating back many years prior to Genesis' management. The Company believes that the termination notice was inappropriate and has instituted suit against NewCourtland and other related parties to recover unpaid balances due Genesis, the estimated future operating profits of the terminated management agreements, as well as consequential damages. The annualized revenue from the contracts was approximately $3,800,000.

In March, 1999, the Company voluntarily closed a center in the state of Florida following notice of possible decertification from Florida's regulatory agency.

We believe that the agency's actions were inappropriate and caused the center to lose its economic viability which, in our opinion, necessitated the closing of the center. In addition, a Multicare center in West Virginia was decertified from the Medicare and Medicaid programs in 1999, but was immediately reinstated.

All of our owned and leased skilled nursing centers are currently certified to receive benefits provided under Medicare for these services. Additionally, all Genesis and Multicare skilled nursing centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of a skilled nursing center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls. Assisted living facilities are not eligible to be certified under Medicare or Medicaid.

Many states in which Genesis operates have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center's license and adverse reimbursement action.

We are also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

         o the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

         o the "Stark laws" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices. Although we have contractual arrangements with some healthcare providers to which we pay fees for services rendered or products provided, we believe that our practices are not in violation of these laws. We cannot accurately predict whether enforcement activities will increase or the effect of any such increase on our business. There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. In particular, the federal government has issued recent fraud alerts concerning double billing, home health services and the provision of medical supplies to nursing facilities. Accordingly, it is anticipated that these areas may come under closer scrutiny by the government. We cannot accurately predict the impact of any such initiatives. See "Cautionary Statements Regarding Forward Looking Statements" and "Business - Revenue Sources."

Competition in the Healthcare Services Industry

We compete with a variety of other companies in providing healthcare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than us. Competing companies may offer newer or different centers or services than us and may thereby attract our customers who are either presently residents of our eldercare centers or are otherwise receiving our healthcare services.

As a result of the Vitalink Transaction, HCR Manor Care, a publicly traded owner of eldercare centers that competes with us in certain markets, owns 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock (the "Series G Preferred") which are convertible at the option of the holder into approximately 7,880,000 shares of our Common Stock. Pursuant to certain service contracts (the "Service Contracts"), our NeighborCare pharmacy operations provide services to HCR Manor Care constituting approximately five percent and ten percent of the net revenues of Genesis and NeighborCare, respectively. These Service Contracts are the subject of certain litigation. See "Legal Proceedings"

We operate eldercare centers in 16 states. In each market, our eldercare centers may compete for customers with rehabilitation hospitals; subacute units of hospitals; skilled or intermediate nursing centers; and personal care or residential centers which offer comparable services to those offered by our centers.

Certain of these providers are operated by not-for-profit organizations and similar businesses which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to us. In competing for customers, a center's local reputation is of paramount importance. Referrals typically come from acute care hospitals; physicians; religious groups; health maintenance organizations; the customer's families and friends; and other community organizations.

Members of a customer's family generally actively participate in selecting an eldercare center. Competition for subacute patients is intense among hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community; services offered; the appearance of a center; and the cost of services.

Genesis competes in providing pharmacy, medical supply and other specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in the specialty medical services business are similar to those in the eldercare center business and include reputation; the cost of services; the quality of clinical services; responsiveness to customer needs; and the ability to provide support in other areas such as third party reimbursement, information management and patient record-keeping.


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

ITEM 2: PROPERTIES

Facilities

The following table provides information by state regarding the eldercare centers owned, leased and managed by Genesis as of November 30, 1999. Included in the center count are 49 standalone assisted living facilities with 3,493 units and 18 skilled nursing facilities with 552 assisted living units. Certain properties are leased by the respective operating entities from third parties. The inability of the Genesis to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain leases do not provide for non disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner. Included in Managed Centers are 130 jointly-owned facilities with 14,557 beds / assisted living units, including the Multicare centers. Also included in Managed Centers are 19 transitional care units with 587 beds located in hospitals principally in the state of Massachusetts. Member Centers consist of independently owned facilities that, for a fee, have access to many of the resources and capabilities of the Genesis Eldercare Network,(sm) including participation in Genesis' managed care contracts, preferred provider arrangements and group purchasing arrangements. These centers typically purchase an array of services from Genesis.

                              Wholly-Owned            Leased              Managed                 Member
                                 Centers             Centers              Centers                Centers              Total

                            Centers     Beds     Centers    Beds     Centers      Beds      Centers     Beds     Centers    Beds
----------------------------------------------------------------------------------------------------------------------------------
Pennsylvania                  17       2,430        4        471        34        4,459         6        765        61      8,125
New Jersey                    11       1,726        4        652        30        3,863         4        622        49      6,863
Massachusetts                  8       1,025        1        112        63        5,728         -          -        72      6,865
Maryland                      13       2,084        7        990         8        1,095        13      2,470        41      6,639
Florida                        6         822        7        921        11        1,228         1        120        25      3,091
Connecticut                    4         615        -          -        14        1,717         -          -        18      2,332
West Virginia                  -           -        2        180        23        1,970         -          -        25      2,150
Delaware                       4         504        -          -         4          439         3        449        11      1,392
Virginia                       2         362        4        595         2          175         1        200         9      1,332
New Hampshire                  8         811        5        466         1           90         -          -        14      1,367
Ohio                           -           -        -          -        14        1,128         -          -        14      1,128
Illinois                       -           -        -          -        11        1,036         -          -        11      1,036
Wisconsin                      -           -        -          -         8          952         -          -         8        952
Vermont                        2         256        -          -         2          119         -          -         4        375
Rhode Island                   -           -        -          -         3          365         -          -         3        365
North Carolina                 -           -        -          -         2          340         -          -         2        340
District of Columbia           -           -        -          -         -            -         1        189         1        189
----------------------------------------------------------------------------------------------------------------------------------
Totals                        75      10,635       34      4,387       230       24,704        29      4,815       368     44,541
----------------------------------------------------------------------------------------------------------------------------------

We anticipate Multicare will sell 28 eldercare centers with approximately 2,700 beds in Ohio, Illinois and Wisconsin in the second quarter of our fiscal year 2000. We may manage these facilities subsequent to the sale. There can be no assurances that the sale transactions will be consummated.

We have 3 owned and 109 leased pharmacy and medical supply locations in 41 states.

We believe that all of our physical properties are well maintained and are in a suitable condition for the conduct of our business.

ITEM 3:  LEGAL PROCEEDINGS

Genesis is a party to litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to us, would have a material adverse effect on our financial position. See "Cautionary Statements Regarding Forward Looking Statements."

On May 7, 1999, Genesis Health Ventures, Inc. and Vitalink Pharmacy Services (d/b/a NeighborCare(sm)), a subsidiary of Genesis, filed multiple lawsuits requesting injunctive relief and compensatory damages against HCR Manor Care, Inc. and two of its subsidiaries and principals. The lawsuits arise from HCR Manor Care's threatened termination of two long term pharmacy services contracts effective June 1, 1999. Vitalink filed a complaint against HCR Manor Care and two of its subsidiaries in Baltimore City, Maryland circuit court. Genesis filed a complaint against HCR Manor Care and two of its subsidiaries and principals in federal district court in Delaware including, among other counts, securities fraud. Vitalink has also instituted an arbitration action in Maryland. Vitalink is also seeking an injunction preventing HCR Manor Care's threatened termination of two of its long term pharmacy service contracts and a declaration that it has a right to provide pharmacy, infusion therapy and related services to all of HCR Manor Care's facilities. Genesis and Vitalink seek over $100,000,000 in compensatory damages and enforcement of a 10-year non-competition clause. Genesis acquired Vitalink from Manor Care in August 1998. In 1991, Vitalink and Manor Care entered into long term master pharmacy agreements which gave Vitalink the right to provide pharmacy services to all facilities owned or licensed by Manor Care and its affiliates. In 1998, the terms of the pharmacy service agreements were extended to September, 2004. Under the two master service agreements, Genesis and Vitalink receive revenues at the rate of approximately $100,000,000 per year. By agreement dated May 13, 1999, the parties agreed to consolidate the Maryland State Court Claims relating to the master service agreements with the Arbitration matter. Until such time as a final decision is rendered in said Arbitration, the parties have agreed to maintain the master service agreements in full force and effect. Genesis still maintains its Delaware federal court complaint. On July 26, 1999, NeighborCare, through its Maryland counsel, filed an additional complaint against Omnicare Inc. and Heartland Healthcare (a joint venture between Omnicare and HCR Manor Care) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortious interference with Vitalink's contractual rights under its three exclusive long term service contracts with HCR Manor Care. On August 27, 1999 Manor Care Inc., a wholly owned subsidiary of HCR Manor Care Inc., filed a lawsuit against Genesis in federal district court in Delaware based upon Section 11 and Section 12 of the Securities Act. Manor Care Inc. alleges that in connection with the sale of the Genesis Series G Preferred Stock issued as part of the purchase price to acquire Vitalink, Genesis failed to disclose or made misrepresentations related to the effects of the conversion to the prospective pay system, the restructuring of the Multicare joint venture, the impact of the acquisition of Multicare, the status of Genesis labor relations, Genesis' ability to declare dividends on the Series G Preferred Stock and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care Inc. seeks, among other things, compensatory damages and recission of the purchase of the Series G Preferred Stock.

On December 22, 1999 Manor Care filed a lawsuit against Genesis and others in the United States District Court for the Western District of Ohio. Manor Care alleges, among other things, that the Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred") and Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock (the "Series I Preferred") were issued in violation of the terms of the Series G Preferred and the Rights Agreement dated as of April 26, 1998 between Genesis and Manor Care. Manor Care seeks, among other things, damages and rescission or cancellation of the Series H and Series I Preferred.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 1999, we held a Special Meeting of our shareholders. Proxies were solicited and the Special Meeting held to consider and act upon the following matters:

         o To approve an amendment to Genesis' articles of incorporation increasing the number of authorized shares of common stock from 60,000,000 to 200,000,000 shares and creating a class of non-voting common stock;

         o To approve, in connection with the restructuring of the joint venture relating to our ownership of The Multicare Companies, Inc. and in accordance with the rules of The New York Stock Exchange, the issuance of the following securities:

           o 12,500,000 shares of our voting common stock;

           o warrants to purchase 2,000,000 shares of our voting common stock;

           o 24,369 shares of our Series H Senior Convertible Participating Cumulative Preferred Stock, which is initially convertible into 27,850,590 shares of our voting common stock; and

           o 17,631 shares of our Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, which is initially convertible into 20,149,410 shares of our non-voting common stock.

These securities were proposed to be issued in transactions described in the proxy statement dated October 14, 1999 in connection with the Restructuring Agreement. In exchange for these securities Genesis received, among other things, $50,000,000 in additional equity capital. . (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions - Multicare Transaction and its Restructuring").

All matters were approved at the Shareholders' Meeting on November 11, 1999.

ITEM 4.1:  EXECUTIVE OFFICERS

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company.

Name                       Age     Position
----                      ----     --------
Michael R. Walker          51      Chairman and Chief Executive Officer
Richard R. Howard          50      Vice Chairman and Director
David C. Barr              49      Vice Chairman
George V. Hager, Jr.       43      Executive Vice President and Chief Financial Officer
Maryann Timon              46      Senior Vice President, Managed Care
Marc D. Rubinger           50      Senior Vice President and Chief Information Officer
Richard Pell, Jr.          51      Senior Vice President, Administration and Chief Compliance Officer
Barbara J. Hauswald        40      Vice President and Treasurer
James V. McKeon            35      Vice President and Corporate Controller

Michael R. Walker is the founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker has served as Chairman of the Board of Trustees of ElderTrust since its inception in January 1998.

Richard R. Howard has served as one of our directors since our inception, as Vice President of Development from September 1985 to June 1986, as President and Chief Operating Officer from June 1986 to April 1997, as President from April 1997 to November 1998 and as Vice Chairman since November 1998. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

David C. Barr has served as Executive Vice President of Genesis since October 1988, as Chief Operating Officer since April 1997 and as Vice Chairman since November 1998. Prior to joining Genesis, Mr. Barr was a principal of a private consulting firm, Kane Maiwurm Barr, Inc., which provided management consulting for small and medium-sized firms. Prior to forming this firm, he served as Executive Vice President of Allegheny Beverage Corporation, a service conglomerate. During 1984 and 1985, Mr. Barr served with Equibank, Pittsburgh, Pennsylvania, where he held several positions including Executive Vice President of Corporate Banking. Mr. Barr graduated in 1972 from the University of Miami with a Bachelor of Science degree in Accounting.

George V. Hager, Jr. has served us as Executive Vice President and Chief Financial Officer since May, 1999 and Senior Vice President and Chief Financial Officer since February 1994. Mr. Hager joined Genesis in July 1992 as Vice President and Chief Financial Officer. Mr. Hager was previously partner in charge of the healthcare practice for KPMG LLP in the Philadelphia office. Mr. Hager began his career at KPMG LLP in 1979 and has over 20 years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

Maryann Timon has served as Senior Vice President for Managed Care since May 1996. From January 1995 through May 1996 she served as Corporate Vice President of the Managed Care Division. Ms. Timon joined Genesis in December 1990 to form and serve as President of a wholly-owned subsidiary, Healthcare Services Network. Ms. Timon was previously President of Mercy Ventures, Inc., a five-company healthcare specialty group owned by Mercy Medical Center in Baltimore, Maryland. Ms. Timon has 25 years of experience providing eldercare healthcare services. Ms. Timon received an Associate Degree in Applied Science in Nursing in 1973 from the State University of New York at Canton, a Bachelor of Science Degree in Nursing in 1976 from the State University of New York at Utica/Rome and a Master of Gerontological Nursing Degree in 1978 from the University of Rochester.

Marc D. Rubinger has served as Senior Vice President and Chief Information Officer since April 1997. From November 1995 to April 1997, Mr. Rubinger served as Vice President and Chief Information Officer. Prior to joining Genesis, Mr. Rubinger served as General Manager-Decision Support Systems of Shared Medical Systems. From 1975 through 1986, Mr. Rubinger was with Ernst & Young in their national healthcare consulting practice, most recently as a partner. Mr. Rubinger received a Bachelor of Arts degree in Bioscience from Binghamton University in 1971 and a Masters of Health Administration and Planning from The George Washington University in 1973.

Richard Pell, Jr. has served as Senior Vice President-Administration and Chief Compliance Officer of Genesis since April 1998. Mr. Pell oversees the following areas: Human Resources, Law, Government Relations, Public Relations, Marketing and Corporate Support Services. Prior to joining Genesis, Mr. Pell was the Director of the Veterans Affairs Medical Center in Martinsburg, West Virginia and Chief of Staff for the Department of Veterans Affairs for the previous nine years. He received a Bachelor of Science Degree in Economics from the University of Pennsylvania in 1970 and a Masters Degree in Health Care Administration from the Mt. Sinai School of Medicine, City University of New York in 1975.

Barbara J. Hauswald has served as Vice President and Treasurer since April 1998. Prior to joining Genesis, Ms. Hauswald served as First Vice President in the Health Care Banking Department of Mellon Bank N.A. Ms. Hauswald has over 16 years of commercial banking experience. She received a Bachelor of Science degree in Commerce in 1981 from the University of Virginia.

James V. McKeon has served as Vice President and Corporate Controller of Genesis since April 1997. Mr. McKeon joined us in June 1994 as Director of Financial Reporting and Investor Relations and served as Vice President of Finance and Investor Relations from November 1995 to April 1997. From September 1986 until June 1994, Mr. McKeon was employed by KPMG LLP, most recently as Senior Manager. He received a Bachelor of Science degree in Accountancy from Villanova University in 1986. Mr. McKeon is a certified public accountant and a member of the AICPA and PICPA.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The following table indicates the high and low sale prices per share, as reported on the New York Stock Exchange.

Calendar Year                      High                             Low
1999
First Quarter                     $9.50                           $3.50
Second Quarter                    $7.69                           $3.00
Third Quarter                     $4.00                           $1.88
Fourth Quarter *                  $2.94                           $1.94
1998
First Quarter                    $39.75                          $24.88
Second Quarter                   $28.38                          $21.25
Third Quarter                    $25.50                          $11.06
Fourth Quarter                   $15.00                           $7.00

*  Through December 16, 1999

As of December 16, 1999, 48,634,444 shares of Common Stock were held of record by 772 shareholders. In addition, there was 590,189 outstanding shares of Series G Preferred Stock which are convertible into 7,932,796 shares of Common Stock; 24,369 shares of Series H Preferred Stock which are convertible into 27,850,590 shares of Common Stock; and 17,631 shares of Series I Preferred Stock which are convertible into 20,149,410 shares of non-voting Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Certain of the Company's outstanding loans contain covenants which limit the Company's ability to declare dividends. At September 30, 1999 there were approximately $15,100,000 of accrued but unpaid dividends on the Series G Preferred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements".

ITEM 6:  SELECTED FINANCIAL DATA

                                                        1999            1998           1997           1996          1995
Statement of Operations Data
(in thousands, except per share data)
Net revenues                                          $1,866,426      $1,405,305     $1,099,823     $ 671,469      $ 486,393
Operating income before capital costs*                    85,879         134,690        184,868       127,024         93,253
Earnings (loss) before income tax expense
   (benefit) and extraordinary items                    (332,661)        (32,134)        75,232        58,086         40,296
Earnings (loss) before extraordinary items              (287,950)        (23,976)        48,144        37,169         25,531
Net income (loss) available to common shareholders
                                                        (290,050)        (25,900)        47,591        37,169         23,608
Per common share data (Diluted):
Earnings (loss) before extraordinary items              $  (8.11)       $  (0.68)       $  1.34       $  1.29        $  1.03
Net income (loss) available to common shareholders         (8.17)          (0.74)          1.33          1.29           0.97

Weighted average shares of common stock and
   equivalents                                            35,485          35,159         36,120        31,058         28,307
------------------------------------------------------------------------------------------------------------------------------
Other Financial Data
Operating income before capital costs * as a
   percent of revenue                                        4.6%            9.6%          16.8%         18.9%          19.2%
Capital expenditures (in thousands)                      $ 77,943       $ 56,663       $ 61,102       $38,645       $ 24,719
Long-term debt to equity ratio                               2.53           1.55           1.07           .66            1.4
------------------------------------------------------------------------------------------------------------------------------
Operating Data
Payor Mix (as a percent of patient service
   revenue)
     Private pay and other                                    47%             45%            39%           39%            38%
     Medicare                                                 14%             20%            24%           25%            21%
     Medicaid                                                 39%             35%            37%           36%            41%
Average owned/leased eldercare center beds                15,522          15,137         15,132         9,429          8,268

Occupancy Percentage                                        90.7%           91.5%          91.0%         92.6%          91.9%
Average managed life care units and eldercare
   center beds                                            23,984          24,234          6,101         5,030         10,374
Average full-time equivalent personnel                    40,500          37,708         27,700        16,325         12,180
------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data (in thousands)
Working capital                                        $ 235,704       $ 243,461      $ 166,065     $ 113,916      $ 105,994
Total assets                                           2,429,914       2,627,368      1,434,113       950,669        600,389
Long-term debt                                         1,484,510       1,358,595        651,667       338,933        308,052
Shareholders' equity                                   $ 587,890       $ 875,072      $ 608,021     $ 514,608      $ 221,548

* Capital costs include depreciation and amortization, lease expense and interest expense.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of significant transactions.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Since we began operations in July 1985, we have focused our efforts on providing an expanding array of specialty medical services to elderly customers. We generate revenues primarily from two sources: pharmacy and medical supply services, and inpatient services however, we also derive revenue from other sources.

We provide pharmacy and medical supply services through our NeighborCare(SM) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. We provide these services through 69 institutional pharmacies (one is jointly-owned) and 19 medical supply distribution centers located in our various market areas. In addition, we operate 34 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. NeighborCare purchases substantially all of its pharmaceuticals, approximately $540,000,000 annually, through Cardinal Health, Inc. under a five year contract which commenced in May of 1999. NeighborCare has other sources of supply available to it and has not experienced difficulty obtaining pharmaceuticals or other supplies used in the conduct of its business. Approximately 91% of the sales attributable to all pharmacy operations in the twelve months ended September 30, 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by us, including the jointly owned Multicare centers.

We include in inpatient service revenue all room and board charges and ancillary service revenue for our eldercare customers at our 109 owned and leased eldercare centers.

We include the following in other revenues: rehabilitation therapy, management fees, capitation fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees and other healthcare related services.

Certain Transactions

Vitalink Transaction

On August 28, 1998, Genesis and its wholly-owned subsidiary V Acquisition Corporation ("Newco") consummated an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"), pursuant to which Vitalink merged with and into Newco (the "Vitalink Transaction"). Each share of Vitalink Common Stock, par value $.01 per share (the "Vitalink Common Stock"), was converted in the merger into the right to receive:

         o .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series G Preferred"),

         o $22.50 in cash, or

         o a combination of cash and shares of Series G Preferred (collectively, the "Merger Consideration"). The Merger Consideration paid to stockholders of Vitalink to acquire their shares (including shares which may have been issued upon the exercise of outstanding options) was $590,200,000, of which 50% was paid in cash and 50% in Series G Preferred.

At September 30, 1999 there were approximately $15,100,000 in dividends in arrears on the Series G Preferred which are recorded on the accompanying balance sheet as other long-term liabilities. The holders of the Series G Preferred are entitled to be paid in additional shares of Series G Preferred to the extent that dividends are not declared and paid or funds continue not to be legally available for the payment of dividends after four consecutive quarterly periods, as defined.

Pursuant to four agreements with HCR Manor Care, Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to facilities operated by HCR Manor Care (the "Service Contracts"). Vitalink is not restricted from providing similar contracts to non-HCR Manor Care facilities. The current term of each of the Service Contracts extends through September 2004, subject to annual renewals provided therein. See "Legal Proceedings".

Multicare Transaction and its Restructuring

In October 1997, Genesis, The Cypress Group (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. ("Nazem") acquired all of the issued and outstanding common stock of Genesis ElderCare Corp., a Delaware corporation. Cypress, TPG and Nazem purchased 210,000, 199,500 and 10,500 shares of Genesis ElderCare Corp. common stock, respectively, representing in the aggregate approximately 56.4% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $420,000,000. Genesis purchased 325,000 shares of Genesis ElderCare Corp. common stock, representing approximately 43.6% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $325,000,000. Cypress, TPG and Nazem are sometimes collectively referred to herein as the "Sponsors".

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of The Multicare Companies, Inc. ("Multicare"), making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put / call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to purchase (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

On October 9, 1997, Genesis ElderCare Corp. and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis ElderCare Network Services manages Multicare's operations. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare (as defined below) and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 (the "Pharmacy Purchase"). The Company completed the Pharmacy Purchase effective January 1, 1998. The Company completed the Therapy Purchase in October 1997.

                                 Restructuring

On October 8, 1999, Genesis entered into a restructuring agreement with Cypress, TPG and Nazem (the "Restructuring Agreement") to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare.

          Amendment to Put/Call Agreement; Issuance of Preferred Stock

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock, (the "Series H Preferred") which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp., and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, (the "Series I Preferred") which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

In connection with the restructuring transaction, the restrictions in the Put/Call Agreement related to Genesis' right to take certain corporate actions, including its ability to sell all or a portion of its pharmacy business, were terminated. In addition, the Call under the Put/Call Agreement was amended to provide Genesis with the right to purchase all of the shares of common stock of Genesis ElderCare Corp. not owned by Genesis for $2,000,000 in cash at any time prior to the 10th anniversary of the closing date of the restructuring transaction.

                             Investment in Genesis

Cypress and TPG invested in the aggregate, directly or through affiliated investment funds, $50,000,000 into Genesis in exchange for 12,500,000 shares of Genesis common stock and a ten year warrant to purchase 2,000,000 shares of Genesis common stock at an exercise price of $5.00 per share.

                              Registration Rights

Subject to limitations contained in the Restructuring Agreement, the holders of the Genesis common stock, warrants, Series H Preferred Stock and Series I Preferred Stock issued in connection with the restructuring transaction and all securities issued or distributed in respect of these securities have the right to register these securities under the Securities Act.

                      Amendment to Stockholders Agreement

On November 15, 1999, the Multicare Stockholders Agreement was amended to:

         o provide that all shareholders will grant to Genesis an irrevocable proxy to vote their shares of common stock of Genesis ElderCare Corp. on all matters to be voted on by shareholders, including the election of directors;

         o provide that Genesis may appoint two-thirds of the members of the Genesis ElderCare Corp. board of directors;

         o omit the requirement that specified significant actions receive the approval of at least one designee of each of Cypress, TPG and Genesis;

         o permit Cypress, TPG and Nazem and their affiliates to sell their Genesis ElderCare Corp. stock, subject to certain limitations;

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o eliminate all pre-emptive rights.

                               Irrevocable Proxy

Cypress, TPG and Nazem and their affiliated investment funds gave to Genesis an irrevocable power of attorney directing Genesis to cast for, against or as an abstention in the same proportion as the other Genesis voting securities are cast, the number of shares of securities of Genesis so that Cypress, TPG and Nazem together will not have the right to vote more than 35% of the total voting power of Genesis in connection with any vote other than a vote relating to an amendment to Genesis' articles of incorporation to amend, modify or change the terms of any class or series of preferred stock. This power of attorney will terminate upon the existence of the circumstances that would cause the standstill to terminate as described below.


                              Directors of Genesis

Pursuant to the terms of the Series H Preferred Stock, Cypress and TPG, acting jointly, or in the event that only one of Cypress and TPG then owns or has the right to acquire Genesis common stock, Cypress or TPG, as applicable, are entitled to designate a number of directors of Genesis representing at least 23% of the total number of directors constituting the full board of directors of Genesis. However, for so long as the total number of directors constituting the full board of directors of Genesis is nine or fewer, Cypress and/or TPG are only entitled to designate two directors on the Genesis board of directors. Cypress and TPG have this right to designate directors so long as they own any combination of Genesis voting securities or securities convertible into Genesis voting securities constituting more that 10% of Genesis' total voting power. For this purpose, the Series I Preferred Stock and the non-voting common stock issued upon conversion of the Series I Preferred Stock will be considered voting securities.

For so long as Cypress and/or TPG have the right to designate directors on the Genesis board of directors, Genesis shall not, without the consent of at least two of the Cypress/TPG designated directors:

         o enter into any transaction or series of transactions which would constitute a change in control, as defined in the Restructuring Agreement; or

         o engage in a "going private" transaction.

                               Pre-emptive Rights

As a result of the restructuring transaction, Cypress and TPG each have a right, subject to the limitations contained in the Restructuring Agreement, to participate in future offerings of any shares of, or securities exchangeable, convertible or exercisable for any shares of, any class of Genesis' capital stock.

                                   Standstill

The Sponsors have agreed that, subject to certain termination provisions, neither they nor their affiliates will, without Genesis' prior written consent, either alone or as part or a group, acquire any voting securities of Genesis, except for the voting securities to be issued in the restructuring transaction and pursuant to stock splits, stock dividends or other distributions or offerings made available to holders of Genesis voting securities generally.

                               Accounting Effects

Prior to the restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Upon consummation of the restructuring transaction, Genesis will consolidate the financial results of Multicare since Genesis will have managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses will be consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare will be eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare will be carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest.

In connection with the restructuring transaction, Genesis intends to record a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred.

ElderTrust Transactions

On January 30, 1998, Genesis successfully completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten year term of the lease contracts with ElderTrust. Additionally, ElderTrust has funded approximately $15,100,000 to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of the Credit Facility with the proceeds from these transactions. In September 1998, we sold our leasehold rights and option to purchase seven eldercare facilities acquired in our November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000,000, including $35,500,000 in cash and an $8,500,000 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000,000. The transaction resulted in a gain of approximately $43,700,000 which has been deferred and is being amortized over the ten year lease term of the lease contracts with ElderTrust. We also anticipate entering into transactions with ElderTrust in the future.

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

Fiscal 1999 Compared to Fiscal 1998

Our total net revenues for the fiscal year ended September 30, 1999 ("Fiscal 1999") were $1,866,426,000 compared to $1,405,305,000 for the fiscal year ended September 30, 1998 ("Fiscal 1998"), an increase of $461,121,000 or 33%. Pharmacy and medical supply service revenue increased $502,556,000 to $927,334,000 from $424,778,000, of which approximately $453,324,000 is attributed to the added revenues as a result of the Vitalink Transaction, approximately $20,720,000 is attributed to the added revenues as a result of the Multicare Pharmacy Purchase, and the remainder is primarily due to other volume growth in the institutional, medical supply and community-based pharmacies. Inpatient service revenue declined $37,278,000 or 5% to $704,105,000 from $741,383,000. Of this decline, approximately $2,693,000 is attributed to the revenues of an eldercare center located in Florida that was closed in March 1999, $5,036,000 is attributed to the revenues of a Pennsylvania eldercare center for which the lease was terminated in July 1998 and approximately $42,740,000 is attributed to dilution in the Company's Medicare rate following our October 1, 1998 implementation of PPS. These decreases in inpatient service revenue are offset by the positive impact of rate increases of other payor categories and changes in payor mix. Under PPS, the average Medicare rate per day was reduced to approximately $302 per patient day during the twelve months ended September 30, 1999 compared to approximately $390 per patient day for the comparable period last year. There were 544,997 Medicare patient days during the twelve months ended September 30, 1999 compared to 491,493 for the comparable period last year. Total patient days declined 63,009 to 4,938,051 during Fiscal 1999 compared to 5,001,060 during Fiscal 1998. The decline in overall census is principally attributed to 17,462 patient days at the closed Florida eldercare center, 29,733 patient days at the Pennsylvania eldercare center for which the lease was terminated and the remaining decline of 15,814 patient days is attributed to a net drop in overall occupancy. Other revenue declined from $239,144,000 to $234,987,000, or $4,157,000. This decline is primarily due to reduced rehabilitation service revenue following our implementation of PPS and the January 1, 1999 implementation of PPS by many of our external rehabilitation customers, including the Multicare eldercare centers. Additionally, we had reduced management fees as a result of the termination of eight management contracts and the negative impact of PPS on the net revenues of the managed eldercare centers. These declines in other revenue were offset by increases in other service related business.

Our operating expenses before depreciation, amortization, lease expense, and interest expense were $1,780,547,000 for the twelve months ended September 30, 1999 compared to $1,270,615,000 for the comparable period in the prior year, an increase of $509,932,000 or 40%, of which approximately $391,304,000 is attributed to the added operating expenses as a result of the Vitalink Transaction, approximately $14,707,000 is attributed to the added operating expenses as a result of the Multicare Pharmacy Purchase, approximately $51,565,000 is attributed to an increase in the impairment of assets and other charges (see discussion and table below), and the remaining increase of $59,234,000 is attributed to inflationary increases, growth in the institutional pharmacy, medical supply and contract therapy divisions, capitated expenses, as well as increased costs of community-based programs. These increases are offset by reduced operating expenses of approximately $2,273,000 attributed to the closed Florida eldercare center and $4,605,000 to the Pennsylvania eldercare center for which the lease was terminated.

In accordance with SFAS 121, we record impairment losses on long-lived assets, including goodwill, when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The profitability and liquidity of Genesis and the long term care industry have been adversely impacted by PPS. The current and projected losses of certain eldercare centers operating under PPS indicate that these assets are impaired. We estimated the fair value of these assets by using a multiple of their operating cash flow based upon market comparisons of similar assets recently sold or currently under negotiations to sell. After performing this evaluation, we concluded that the carrying value of certain eldercare centers, including goodwill and property, plant and equipment, exceeded their fair value by approximately $9,000,000.

In addition to long-lived assets, we performed an evaluation of all of our assets, contracts, operations and employment arrangements. As a result of this evaluation, we concluded that the adverse impact of PPS on our liquidity and profitability necessitated exiting certain businesses and projects. We fully reserved the carrying value of our transportation business, exited the operations of six leased eldercare centers at the end of their lease terms, abandoned certain investments in information systems, recorded the exit costs of a capitation contract in our Chesapeake region and wrote off certain unrecoverable development project costs as well as other unrecoverable assets. In addition, the ability of certain former customers of ours to repay amounts due for services rendered is less likely due to the adverse impact of PPS on their liquidity and profitability. As a result, we wrote down certain notes receivable, advances, trade and third party receivables, due to and from formerly owned and managed facilities. Also, we entered into the restructuring of the Multicare joint venture and amended our senior bank credit facility resulting in, legal and other professional fees. The following table summarizes the before tax impact of the charges in Fiscal 1999:

Exit costs and write-off of unrecoverable assets of one owned eldercare center to be sold, and six leased eldercare centers closed or no longer under lease
   and an investment in a respiratory services company                                         $ 24,100,000
Investments in information systems abandoned                                                     13,000,000
Exit costs and write-down of the remaining assets of the transportation business                 12,700,000
Impairment of long-lived assets of six eldercare centers under SFAS 121                           9,000,000
Unrecoverable development project costs                                                           5,600,000
Cost to exit a capitation contract                                                                5,000,000
                                                                                              -------------
   Subtotal - terminated operations, discontinued businesses and asset impairments               69,400,000
                                                                                              -------------
Uncollectible trade receivables due to customer bankruptcy or other
   liquidity issues                                                                              17,800,000
Third party appeal issues deemed uncollectible                                                   17,100,000
Costs to restructure the Multicare joint venture and amend the Company's senior
   bank credit facility                                                                          11,000,000
Other charges, including severance costs                                                         13,870,000
                                                                                              -------------
  Subtotal - Uncollectible accounts, restructuring and other                                     59,770,000
                                                                                              -------------
  Notes receivable, advances, trade receivables and third party settlement receivables,
  due from or to businesses formerly owned or managed deemed uncollectible                       37,900,000
                                                                                              -------------
Total (included in operating expenses)                                                        $ 167,070,000
                                                                                              -------------

Due to specific events occurring in the fourth quarter of Fiscal 1998 and a focus on core business operations in response to PPS, we recorded non-cash charges before income taxes of approximately $115,505,000, of which approximately $24,000,000 related to the impairment of one eldercare center and certain non-core businesses, including our transportation business and certain non-core Medicare home health operations; approximately $43,000,000 related to investments in owned eldercare centers and other assets we believe are impaired as a result of PPS; approximately $23,000,000 related to impaired investments in eldercare centers previously owned or managed by us; and approximately $26,000,000 related to our investment in Doctors Health, a medical care management company in our Chesapeake region.

Increased depreciation and amortization expense of $22,570,000 is attributed to the depreciation of fixed assets and amortization of goodwill and deferred financing costs in connection with the Multicare Pharmacy Purchase and the Vitalink Transaction, as well as incremental depreciation expense from capital additions made since September 30, 1998.

Interest expense increased $37,132,000 or 45%. This increase in interest expense is primarily due to additional borrowings used to finance the Multicare Pharmacy Purchase, the Vitalink Transaction and increased working capital and capital borrowings. This increase is partially offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transactions.

Equity in net income (loss) of unconsolidated affiliates declined $178,721,000 to a loss of $178,235,000 in Fiscal 1999 from income of $486,000 in Fiscal 1998. Approximately $164,133,000 of this decline is due to the recognition of our 43.6% share of after tax charges recorded by Multicare related to the write-down of long-lived assets, including goodwill, pursuant to FAS 121. In part, Multicare's January 1, 1999 implementation of PPS and changes in other government regulation has precluded it from achieving operating profits at levels that existed prior to the Multicare Transaction. The remaining decline is principally due to Multicare's declining earnings as a result of PPS.

In connection with the early repayment and restructuring of debt in the quarters ended December 31, 1998 and 1997, we recorded an extraordinary loss, net of tax of approximately $1,799,000 ($2,902,000 before tax) and $1,924,000 ($3,030,000 before tax), respectively, to write-off unamortized deferred financing fees. In connection with the defeasance of certain municipal bonds in the quarter ended March 31, 1999 we recorded an extraordinary loss, net of tax of approximately $301,000 ($474,000 before tax).

In Fiscal 1999, we accrued $19,477,000 of dividends on the Series G Preferred issued in August of 1998 in connection with the Vitalink Transaction. In Fiscal 1998 approximately $1,655,000 were accrued from the date of issuance through September 30, 1998. Approximately $15,145,000 of Series G Preferred dividends are accrued and unpaid at September 30, 1999.

Fiscal 1998 Compared to Fiscal 1997

Our total net revenues in Fiscal 1998 were $1,405,305,000 compared to $1,099,823,000 for the fiscal year ended September 30, 1997 ("Fiscal 1997"), an increase of $305,482,000 or 28%. Pharmacy and medical supply service revenue increased $182,960,000 to $424,778,000 from $241,818,000, of which approximately
$46,600,000 is attributed to the added revenues as a result of the August 1998 Vitalink Transaction, approximately $80,598,000 is attributed to the added revenues as a result of the Multicare Pharmacy Purchase, and the remainder is primarily due to other volume growth in the institutional, medical supply and community-based pharmacies. Inpatient service revenue increased $29,530,000 or 4% to $741,383,000 from $711,853,000. Of this increase, approximately $9,782,000 is attributed to the revenues of two eldercare centers acquired in 1998 and approximately $35,821,000 is due to the positive impact of rate increases in all payor categories, changes in payor mix and increased occupancy. These increases are offset by a decline in revenue of approximately $16,100,000 related to the termination of operations by Genesis of three leased eldercare centers in September 1997. Total patient days increased 10,759 to 5,001,060 during the twelve months ended September 30, 1998 compared to 4,990,301 during the comparable period last year. The increase in census is principally attributed to an increase in overall occupancy. Other revenue increased to $239,144,000 in Fiscal 1998 from $146,152,000 in Fiscal 1997, an increase of $92,992,000. Of this increase, approximately $21,548,000 is attributed to the revenues of the Multicare rehabilitation therapy business acquired in October 1997, approximately $42,200,000 is due to management fee revenue earned from the management of the Multicare operations and approximately $29,244,000 is due to revenue growth in rehabilitation therapy revenue, other service related business and capitated revenue under a contract with Blue Cross / Blue Shield of Maryland ("BCBSMD").

Our operating expenses before depreciation, amortization, lease expense and interest expense were $1,270,615,000 for in Fiscal 1998 compared to $914,955,000 in Fiscal 1997, an increase of $355,660,000 or 39%, of which approximately $14,100,000 is due to the direct operating costs incurred to service the Multicare management contracts, approximately $39,200,000 is due to the August 1998 acquisition of Vitalink Pharmacies, approximately $63,900,000 is due to the January 1998 acquisition of the Multicare pharmacy operations, approximately $18,600,000 is due to the October 1997 acquisition of the Multicare rehabilitation therapy business, approximately $19,800,000 is due to charges incurred in connection with capitation costs under a contract with BCBSMD, approximately $20,700,000 is attributed principally to write-offs included in other operating expenses for uncollectible receivables and other assets of eldercare centers previously owned or managed by us, approximately $80,700,000 is attributed to an increase in our loss on impairment of assets in the current fiscal year versus the prior fiscal year and the remaining increase of approximately $118,500,000 is attributed to growth in the institutional pharmacy, medical supply and contract therapy divisions, as well as increased costs in information technology systems, community-based programs, marketing campaigns and the overhead costs of servicing the Multicare management contracts. This increase is offset by approximately $7,800,000 and $12,000,000 as a result of the deconsolidation of our physician services business beginning in the fourth quarter of 1997 and the termination of operations of three leased eldercare centers in September 1997, respectively.

Due to specific events occurring in the fourth quarter of Fiscal 1998 and a focus on core business operations in response to PPS, we recorded non-cash charges before income taxes of approximately $115,505,000, of which approximately $24,000,000 relates to the impairment of one eldercare center and certain non-core businesses, including our transportation business and certain non-core Medicare home health operations; approximately $43,000,000 relates to investments in owned eldercare centers and other assets we believe are impaired as a result of PPS; approximately $23,000,000 relates to impaired investments in eldercare centers previously owned or managed by us; and approximately $26,000,000 relates to our investment in Doctors Health, a medical care management company in Genesis' Chesapeake region.

In the fourth quarter of Fiscal 1997, we completed an evaluation of our physician service business and announced our intention to restructure this business. In connection with the plan and selected asset impairments, we recorded a fourth quarter pretax charge of approximately $5,700,000. In addition, we reached an agreement with BCBSMD to insure, through a sub-capitation agreement, the health care benefits of approximately 7,000 members of BCBSMD's Care First Medicare product. We recorded a liability and pretax impairment loss of approximately $5,000,000 to accrue for the estimated loss inherent in the agreement. The asset impairment charge also included a pretax charge of approximately $4,300,000 related to the write-off of selected assets deemed unrecoverable.

Increased depreciation and amortization expense of $10,439,000 is attributed to the amortization of goodwill, fixed assets and deferred financing costs in connection with our investment in Multicare, the Pharmacy Purchase and the Therapy Purchase, the Vitalink Transaction, as well as depreciation of increased investments in information systems, offset by decreased depreciation expense of seven properties formerly owned by Genesis and now leased from ElderTrust.

Lease expense increased $2,595,000 due to additional lease expense of seven properties formerly owned by Genesis and now leased from ElderTrust, offset by the termination of operations of three leased eldercare centers in September 1997.

Interest expense increased $42,985,000 or 110%. This increase in interest expense was primarily due to additional borrowings used to finance our investment in Multicare, the Pharmacy Purchase and the Therapy Purchase, the Vitalink Transaction and an increase our weighted average borrowing rate on the Credit Facility. This increase is offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transaction.

In connection with the early repayment of debt in the quarters ended December 31, 1998 and 1997, we recorded an extraordinary loss, net of tax of approximately $1,924,000 ($3,030,000 before tax) and $553,000 ($871,000 before tax), respectively, to write-off unamortized deferred financing fees.

Liquidity and Capital Resources

General

We have substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1999, we had approximately $1,484,510,000 of long-term indebtedness, excluding the current portion of indebtedness of $37,126,000, which represented 72% of our total capitalization. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

         o our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited or impaired;

         o a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available to us for our operations;

         o our operating flexibility is limited by restrictions contained in some of our debt agreements which limit our ability to incur additional indebtedness and enter into other financial transactions, to pay dividends, and set forth minimum net worth requirements;

         o our degree of leverage may make us more vulnerable to industry downturns and less competitive, may reduce our flexibility in responding to changing business and industry conditions and may limit our ability to pursue other business opportunities, to finance our future operations or capital needs, and to implement our business strategy; and

         o certain of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of higher interest rates.


Required payments of principal and interest on our indebtedness is expected to be satisfied by our cash flow from operations. Our ability to generate sufficient cash flows from operations depends on a number of internal and external factors affecting our business and operations, including factors beyond our control, such as prevailing industry conditions. There can be no assurances that cash flow from operations will be sufficient to enable us to service our debt and meet our other obligations. If such cash flow is insufficient, we may be required to refinance and/or restructure all or a portion of our existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such sales of assets or additional financing could be achieved. Also, the ability of our Multicare affiliate to meet its obligations is dependent upon its ability to consummate certain asset sales. There can be no assurances that such asset sales will be consummated by Multicare. We also have significant long-term operating lease obligations with respect to certain of our sites of service, including eldercare centers.

Operating cash flow will depend upon our ability to effect cost reduction initiatives and to reduce our investment in working capital. We believe that operating cash flow, which is expected to be augmented by planned refinancing transactions, will be sufficient to meet our future obligations. However, there can be no assurances that the cash flow from our operations will be sufficient to enable us to service our substantial indebtedness and meet our other obligations.

Working capital decreased $7,757,000 to $235,704,000 at September 30, 1999 from $243,461,000 at September 30, 1998. Days revenue in accounts receivable increased approximately 2 days to 72 days during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Accounts payable and accrued expenses increased during the twelve months ended September 30, 1999, due to the timing of routine operating payments including, among other things, interest costs. As a result of lower earnings and the timing of payments, Genesis' cash flow from operations for the twelve months ended September 30, 1999 was approximately $43,557,000 compared to approximately $77,955,000 for the twelve months ended September 30, 1998. At September 30, 1999, included in accounts receivable were approximately $11,600,000 due from HCR Manor Care, approximately $12,200,000 due from Mariner Health Group, Inc. and approximately $20,400,000 due from our Multicare affiliate for the provision of certain ancillary services rendered.

Investing activities for the twelve months ended September 30, 1999 include approximately $77,943,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. Of the capital expenditures, approximately $23,524,000 relates to the construction, renovation and expansion of five assisted living facilities. The cash used to finance investments in unconsolidated affiliates of approximately $16,000,000 during the twelve months ended September 30, 1999 represents our limited partnership investment in four assisted living properties with which we have entered into a management contract, and two joint venture assisted living properties under development which we will manage upon completion of construction. To date, we have financed approximately $17,720,000 of the construction costs of the two assisted living properties under development. Over the next twelve months, the joint venture partnerships are expected to refinance the construction costs with outside financing. There can be no assurances that such refinancing transactions will be completed.

Credit Facility and Other Debt

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The fourth amended and restated credit agreement made the financial covenants for certain periods less restrictive; required minimum assets sales and generally reallocated the proceeds thereof among the Tranche II Facility (defined below), the Revolving Facility (defined below) and the Term Loans (defined below); permitted the restructuring of the Put / Call Agreement, as defined; and increased the interest rates applying to the Term Loans and the Revolving Facility. Additionally, the fourth amended and restated credit agreement provides for $40,000,000 of additional borrowing capacity, (the "Tranche II Facility") subject to the satisfaction of certain conditions, which have been satisfied. The asset sales required by the Credit Facility total $12,000,000 by December 31, 1999, $37,000,000 by June 30, 2000 and $40,000,000
by December 31, 2000. Genesis has satisfied the requirement through December 31, 1999 and has transactions in process to satisfy the majority of the aggregate requirement through December 31, 2000.

The Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Term Loans"), and a $650,000,000 revolving credit loan (the "Revolving Facility") and a $40,000,000 Tranche II Facility. The Term Loans amortize in quarterly installments through 2005, of which $28,670,000 is payable in Fiscal 2000. The loans consist of

         o an original six year term loan maturing in September 2003 with an outstanding balance of $116,834,000 at September 30, 1999 (the "Tranche A Term Facility");

         o an original seven year term loan maturing in September 2004 with an outstanding balance of $152,520,000 at September 30, 1999 (the "Tranche B Term Facility"); and

         o an original eight year term loan maturing in June 2005 with an outstanding balance of $152,156,000 at September 30, 1999 (the "Tranche C Term Facility").

         o The Revolving Facility, with an outstanding balance of $613,500,000 at September 30, 1999, becomes payable in full on September 30, 2003.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Genesis' subsidiaries' real property were also granted. Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Tranche A Term Facility and Revolving Facility have an Annual Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans (an effective rate of 8.76% at September 30, 1999). Loans under the Tranche B Term Facility have an Annual Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBO Rate loans (an effective rate of 9.01% at September 30, 1999. Loans under the Tranche C Term Facility have an Annual Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBO Rate loans (an effective rate of 9.26% at September 30, 1999). Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; causes Genesis and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), as defined, and corporate separateness; and will cause Genesis to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature.

In December 1998, we issued $125,000,000, 9 7/8% Senior Subordinated Notes due 2009. Interest on the notes are payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1999. Approximately $59,950,000 of the net proceeds were used to repay portions of the Tranche A, B and C Term Facilities and approximately $59,950,000 of the net proceeds were used to repay a portion of the Revolving Facility.

Certain of our other outstanding loans contain covenants which, without the prior consent of the lenders, limit certain of our activities. Such covenants contain limitations relating to the merger or consolidation of Genesis and our ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, we must maintain certain minimum levels of cash flow and debt service coverage, and must maintain certain ratios of liabilities to net worth. Under these loans, we are restricted from paying cash dividends on the Common Stock, unless certain conditions are met. We have not declared or paid any cash dividends on our Common Stock since our inception.

The Multicare Restructuring

In connection with the restructuring of the Multicare transaction Genesis entered into a Restructuring Agreement with Cypress, TPG and Nazem to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare. Pursuant to the Restructuring Agreement the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock, which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp., and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

The Series H Preferred Stock are convertible into 27,850,286 shares of Common Stock. The Series I Preferred Stock are convertible into 20,149,410 shares of non-voting Common Stock. The Series and H and I Preferred have an initial dividend of 5.00%, which increases 0.05% beginning the sixth anniversary date and an additional 0.05% each anniversary date thereafter through the 12th anniversary date, to a maximum of 8.5%.

Cypress and TPG invested in the aggregate, directly or through affiliated investment funds, $50,000,000 into Genesis in exchange for 12,500,000 shares of Genesis common stock and a ten year warrant to purchase 2,000,000 shares of Genesis common stock at an exercise price of $5.00 per share.

Legislative and Regulatory Issues

Legislative and regulatory action, including but not limited to the 1997 Act and the Refinement Act, has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted us. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

See "Cautionary Statements Regarding Forward Looking Statements," "Business - Revenue Sources" and "Business - Government Regulation."

Anticipated Impact of Healthcare Reform

The Genesis eldercare centers began implementation of PPS on October 1, 1998 and the majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of the Refinement Act, regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business. PPS and other existing and future legislation and regulation may also adversely affect our pharmacy and medical supply revenue, and other specialty medial services

See "Cautionary Statements Regarding Forward Looking Statements," "Business - Revenue Sources:" and "Business - Government Regulation."

Other

In August 1998, in connection with the Vitalink Transaction, the Company issued the Series G Preferred. The Series G Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without our consent. The dividend rate increases on the fourth, fifth, ninth, eleventh and thirteenth anniversary date to 6.1875%, 6.6250%, 7.0625%, 7.5% and 7.9375%, respectively. The Series G Preferred is convertible into Genesis common stock, par value $.02 per share, at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of common stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. At September 30, 1999 there were approximately $15,100,000 of accrued, but unpaid dividends on the Series G Preferred. The Company does not anticipate paying cash dividends on the Series G Preferred in fiscal 2000. The holders of the Series G Preferred are entitled to be paid in additional shares of Series G Preferred to the extent that dividends are not declared and paid or funds continue to not be legally available for the payment of dividends after four consecutive quarterly periods, as defined. As a result of the merger, Genesis assumed approximately $87,000,000 of indebtedness Vitalink had outstanding. The cash portion of the purchase price was funded through borrowings under the Credit Facility.

In November 1999 the Company's Board of Directors approved a plan allowing employees to elect to redeem unexercised stock options issued to them prior to January 1, 1999 in exchange for Genesis common stock (the "Redemption Plan"). If an employee elects to participate in the Redemption Plan, every one vested outstanding stock option held as of November 11, 1999 would be exchanged for one share of Genesis common stock, and every two unvested outstanding stock options held as of November 11, 1999 would be exchanged for one share of Genesis common stock. The Company believes nearly all employees will elect to participate in the Redemption Plan. If all employees participate, approximately 4,600,000 stock options would be redeemed in exchange for approximately 4,200,000 shares of Genesis common stock. The Redemption Plan is subject to shareholder approval and will be voted upon at the Company's 2000 Annual Meeting scheduled for March 2000. As a result of the Redemption Plan, the Company expects to record an after tax charge to compensation expense of approximately $5,300,000 in the first fiscal quarter of 2000.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services and expanding our services. Genesis has also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future. See "Cautionary Statements Regarding Forward Looking Statements."

Year 2000 Compliance

We have implemented a process to address our Year 2000 compliance issues. The process includes:

         o an inventory and assessment of the compliance of the essential systems and equipment of the Company and of Year 2000 mission critical suppliers, customers, and other third parties;

         o the remediation of non-compliant systems and equipment; and

         o contingency planning.

We have concluded our inventory and assessment work and have concluded our remediation of information technology ("IT") systems and equipment and non-IT systems and equipment (embedded technology). We have substantially completed our review of the systems and equipment of critical suppliers, customers and other third parties.

With respect to the Year 2000 compliance of critical third parties, we derive a substantial portion of our revenues from the Medicare and Medicaid programs. In 1998, HCFA asserted that all systems necessary to make payments to fiscal intermediaries would be compliant. HCFA provided further assurance that intermediary systems would also be compliant well in advance of the deadline. All Medicare and most Medicaid intermediaries have reported to us that they are either already compliant or will be prior to the end of 1999. We have worked actively to confirm the Year 2000 readiness status for each intermediary and continue to work cooperatively with a few remaining Medicaid plans to ensure appropriate continuing payments for services rendered to all government-insured patients.

We have remediated our critical IT and non-IT systems and equipment. We have also prepared contingency plans in the event that essential systems and equipment fail to be Year 2000 compliant. We believe we have achieved Year 2000 compliance for all our essential systems and equipment, although there can be no assurance that potential non-compliance will not have a material adverse effect on our business, financial condition or results of operations. In addition there can be no assurance that all of our critical suppliers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on our business, financial condition or results of operations.

We currently estimate that our aggregate costs directly related to Year 2000 compliance efforts will be approximately $2,100,000. Our Year 2000 efforts are ongoing and our overall plan and cost estimations will continue to evolve, as new information becomes available. Our analysis of our Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate or complete.

Our failure, or the failure of third parties, to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. The Company's potential risks include:

         o the inability to deliver patient care related services in our facilities and / or in non-affiliated facilities;

         o the delayed receipt of reimbursement from the Federal or State governments, private payors, or intermediaries;

         o the failure of security systems, elevators, heating systems or other operational systems and equipment of our facilities; and,

         o the inability to receive critical equipment and supplies from vendors.

Each of these events could have a material adverse effect on our business, results of operations and financial condition.

Contingency plans for our Year 2000-related issues have been developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems.

The Year 2000 disclosure set forth above is intended to be a "Year 2000 Statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to Year 2000 processing of Genesis or to products or services offered by Genesis, is also intended to be "Year 2000 Readiness Disclosure" as such term is defined in the Year 2000 Act.

New Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The Statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Statement is effective for fiscal years beginning after December 15, 1998 or our fiscal year ending September 30, 2000. We currently estimate the adoption of the Statement will result in a charge of approximately $6,700,000, net of tax, which will be recorded as a cumulative effect of a change in accounting principle in the Company's first quarter ending December 31, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 2000. We intend to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on our earnings or financial position.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing our exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount we would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount we would pay to terminate our interest rate swap agreements outstanding at September 30, 1999 is approximately $26,830,000. The fair value of fixed rate and variable rate debt is estimated to be $198,706,000 and $751,883,000, respectively, at September 30, 1999. The estimated fair value is based upon quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The table below represents the contractual or notional balances of our fixed rate and market sensitive instruments at expected maturity dates and the weighted average interest rates.

                                                            Expected Maturity
($ in thousands)                 2000         2001        2002         2003         2004      Thereafter      Total
                                --------------------------------------------------------------------------------------

Fixed rate debt                  $ 8,456     $  4,995    $  3,111     $   3,069   $  3,047     $ 461,971   $   484,649
  Weighted average rate            8.78%        8.96%       9.23%         9.23%      9.32%         9.52%         9.49%
                                --------------------------------------------------------------------------------------

Variable rate debt               $28,670     $ 28,670    $ 35,972     $ 649,472   $188,403      $105,345    $1,036,532
  Weighted average rate          L+3.29%      L+3.29%     L+3.28%       L+3.25%    L+3.56%       L+3.75%       L+3.36%
                                --------------------------------------------------------------------------------------

Variable to Fixed Swaps          $     -     $200,000    $ 70,000     $ 100,000   $      -     $ 320,000   $   690,000
  Weighted average rate
    Pay fixed rate                     -        5.48%       5.64%         4.98%          -          6.83%         6.05%

  Weighted average rate
    Receive variable rate              -            L           L             L          -        L+1.38%       L+1.17%
                                --------------------------------------------------------------------------------------

Fixed to Variable Swaps          $     -     $      -    $      -     $       -   $      -     $ 320,000   $   320,000
  Weighted average rate
    Pay variable rate                  -            -           -             -          -             L             L
  Weighted average rate
    Receive fixed rate                 -            -           -             -          -         7.58%         7.58%
                                --------------------------------------------------------------------------------------



L - three-month LIBO rate (approximately 5.51% at September 30, 1999)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Independent Auditors' Report                                              41
Consolidated Balance Sheets as of September 30, 1999 and 1998             42
Consolidated Statements of Operations for the years ended
   September 30, 1999, 1998 and 1997                                      43
Consolidated Statements of Shareholders' Equity for the years
   ended September 30, 1999, 1998 and 1997                                44
Consolidated Statements of Cash Flows for the years ended
   September 30, 1999, 1998 and 1997                                      45
Notes to Consolidated Financial Statements                                46

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.


                                                    KPMG LLP
Philadelphia, Pennsylvania
December 1, 1999

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                      September 30,            September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           1999                     1998
-----------------------------------------------------------------------------------------------------------------------------
Assets                                                                                     (in thousands except share
                                                                                                and per share data)
Current assets:
          Cash and equivalents                                                          $ 12,397                 $  4,902
          Investments in marketable securities                                            24,599                   26,658
          Accounts receivable, net of allowance for doubtful accounts
             of $86,067 in 1999 and $73,719 in 1998                                      370,472                  376,023
          Inventory                                                                       63,369                   63,760
          Prepaid expenses and other current assets                                       46,964                   40,579
--------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                 517,801                  511,922
--------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment, net                                                      612,301                  596,562
Notes receivable and other investments                                                    40,075                   47,623
Other long-term assets                                                                   112,978                  136,161
Investments in unconsolidated affiliates                                                 180,882                  344,567
Goodwill and other intangibles, net                                                      965,877                  990,533
--------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                     $ 2,429,914              $ 2,627,368
==========================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
          Current installments of long-term debt                                        $ 37,126                 $ 49,712
          Accounts payable                                                               131,312                   80,980
          Accrued expenses                                                                42,492                   59,474
          Accrued compensation                                                            42,320                   59,371
          Accrued interest                                                                28,344                   18,924
          Income taxes payable                                                               503                        -
--------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                            282,097                  268,461
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                         1,484,510                1,358,595
Deferred income taxes                                                                     13,827                   72,828
Deferred gain and other long-term liabilities                                             61,590                   52,412
Shareholders' equity:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
              5,000,000 shares, 590,253 issued and outstanding at
              September 30, 1999 and 1998                                                      6                        6
          Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 36,145,678 and 35,133,578 at September 30, 1999;
              35,225,731 and 35,180,130 at September 30, 1998                                723                      704
          Additional paid-in capital                                                     753,452                  749,491
          Retained earnings (deficit)                                                   (165,620)                 124,430
          Accumulated other comprehensive income (loss)                                     (428)                     684
          Treasury stock, at cost                                                           (243)                    (243)
--------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                           587,890                  875,072
--------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                       $ 2,429,914              $ 2,627,368
==========================================================================================================================


See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                                             Year ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1999                  1998                 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands, except share and per share data)
Net revenues:
        Pharmacy and medical supply services                                  $   927,334          $   424,778          $   241,818
        Inpatient services                                                        704,105              741,383              711,853
        Other revenue                                                             234,987              239,144              146,152
------------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                 1,866,426            1,405,305            1,099,823
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                                      1,723,682            1,217,436              873,916
        General corporate expenses                                                 56,865               53,179               41,039
Depreciation and amortization                                                      74,955               52,385               41,946
Lease expense                                                                      26,653               31,182               28,587
Interest expense, net                                                             119,220               82,088               39,103
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes, equity in net income (loss)
   of unconsolidated affiliates and extraordinary items                          (134,949)             (30,965)              75,232
Income tax expense (benefit)                                                      (44,711)              (8,158)              27,088
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before equity in net income (loss) of
   unconsolidated affiliates and extraordinary items                              (90,238)             (22,807)              48,144
Equity in net income (loss) of unconsolidated affiliates                         (178,235)                 486                    -
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary items                                       (268,473)             (22,321)              48,144
Extraordinary items, net of tax                                                    (2,100)              (1,924)                (553)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                (270,573)             (24,245)              47,591
Preferred stock dividend                                                           19,477                1,655                    -
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                           $  (290,050)         $   (25,900)         $    47,591
====================================================================================================================================
Per common share data:
        Basic
           Earnings (loss) before extraordinary items                         $     (8.11)         $     (0.68)         $      1.39
           Net income (loss)                                                  $     (8.17)         $     (0.74)         $      1.38
           Weighted average shares of common stock                             35,485,306           35,159,195           34,557,874
------------------------------------------------------------------------------------------------------------------------------------
        Diluted
           Earnings (loss) before extraordinary items                         $     (8.11)         $     (0.68)         $      1.34
           Net income (loss)                                                  $     (8.17)         $     (0.74)         $      1.33
           Weighted average shares of common stock and equivalents             35,485,306           35,159,195           36,119,820
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

                                                                        Series G
                                                                       Cumulative
                                                                      Convertible                    Additional         Retained
(in thousands)                                                         Preferred       Common          paid-in          earnings
                                                                         Stock         stock           capital          (deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                                             $ -          $ 640           $ 411,472        $ 102,739
------------------------------------------------------------------------------------------------------------------------------------
Shares issued in connection with:
    Exercise of common stock options                                        -              4               2,815                -
    Conversion of Debentures                                                -             58              42,945                -
Comprehensive income
    Net income                                                              -              -                   -           47,591

Total comprehensive income
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                             $ -          $ 702           $ 457,232        $ 150,330
------------------------------------------------------------------------------------------------------------------------------------
Shares issued in connection with:
    Exercise of common stock options                                        -              2               1,587                -
    Issuance of Series G Cumulative Convertible Preferred Stock             6              -             295,114                -
Purchase of common stock call options                                       -              -              (4,442)               -
Comprehensive income (loss)
    Net unrealized gain on marketable securities                            -              -                   -                -
    Net loss                                                                -              -                   -          (24,245)

Total comprehensive income (loss)

Series G Cumulative Convertible Preferred Stock dividends                   -              -                   -           (1,655)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                             $ 6          $ 704           $ 749,491        $ 124,430
------------------------------------------------------------------------------------------------------------------------------------
Shares issued in connection with:
    Exercise of common stock options                                        -              1                  28                -
    Issuance of common stock to 401(k) plan                                 -             18               3,982                -
Partnership distribution                                                    -              -                 (49)               -
Comprehensive (loss)
    Net unrealized loss on marketable securities                            -              -                   -                -
    Net loss                                                                -              -                   -         (270,573)

Total comprehensive (loss)
Series G Cumulative Convertible Preferred Stock dividends                   -              -                   -          (19,477)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                             $ 6          $ 723           $ 753,452       $ (165,620)
------------------------------------------------------------------------------------------------------------------------------------

                                                                       Accumulated
                                                                          other
                                                                      comprehensive                           Total
(in thousands)                                                           income           Treasury        shareholders'
                                                                         (loss)            stock              equity
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                                               $ -           $ (243)           $ 514,608
----------------------------------------------------------------------------------------------------------------------
Shares issued in connection with:
    Exercise of common stock options                                          -                -                2,819
    Conversion of Debentures                                                  -                -               43,003
Comprehensive income
    Net income                                                                -                -               47,591
                                                                                                            ---------
Total comprehensive income                                                                                     47,591
                                                                                                            ---------
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                                               $ -           $ (243)           $ 608,021
----------------------------------------------------------------------------------------------------------------------
Shares issued in connection with:
    Exercise of common stock options                                          -                -                1,589
    Issuance of Series G Cumulative Convertible Preferred Stock               -                -              295,120
Purchase of common stock call options                                         -                -               (4,442)
Comprehensive income (loss)
    Net unrealized gain on marketable securities                            684                -                  684
    Net loss                                                                  -                -              (24,245)
                                                                                                            ---------
Total comprehensive income (loss)                                                                             (23,561)
                                                                                                            ---------
Series G Cumulative Convertible Preferred Stock dividends                     -                -               (1,655)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                             $ 684           $ (243)           $ 875,072
----------------------------------------------------------------------------------------------------------------------
Shares issued in connection with:
    Exercise of common stock options                                          -                -                   29
    Issuance of common stock to 401(k) plan                                   -                -                4,000
Partnership distribution                                                      -                -                  (49)
Comprehensive (loss)
    Net unrealized loss on marketable securities                         (1,112)               -               (1,112)
    Net loss                                                                  -                -             (270,573)
                                                                                                            ---------
Total comprehensive loss)                                                                                    (271,685)
                                                                                                            ---------
Series G Cumulative Convertible Preferred Stock dividends                     -                -              (19,477)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                            $ (428)          $ (243)           $ 587,890
----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                   Year ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           1999            1998             1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Cash flows from operating activities:
       Net income (loss)                                                              $ (270,573)       $ (24,245)        $ 47,591
       Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
       Charges (credits) included in operations not requiring funds:
               Provision for deferred taxes                                              (45,214)          (8,158)          21,023
               Depreciation and amortization                                              74,955           52,385           41,946
               Amortization of deferred gains and premiums                                (5,986)          (1,700)            (858)
               Loss on impairment of assets and other charges                            164,527           94,817           15,000
               Equity in net (income) loss of unconsolidated affiliates                  178,235             (486)               -
               Extraordinary items, net of tax                                             2,100            1,924              553
               Non-cash common stock contribution to 401(k) plan                           4,000                -                -
       Changes in assets and liabilities excluding the effects of acquisitions:
               Accounts receivable                                                       (47,562)         (57,882)         (41,801)
               Cost reports receivable                                                    (3,633)          (1,469)         (17,447)
               Inventory                                                                    (131)          (4,942)          (5,938)
               Prepaid expenses and other current assets                                  (9,296)          (4,989)          (4,529)
               Accounts payable and accrued expenses                                       2,135           32,700           (2,186)
-----------------------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                                 314,130          102,200            5,763
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operations                                                    43,557           77,955           53,354
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
       Purchase of marketable securities                                                 (11,171)         (22,764)         (27,022)
       Proceeds on maturity or sale of marketable securities                              12,119           10,835           17,809
       Capital expenditures                                                              (77,943)         (56,663)         (61,102)
       Payments for acquisitions, net of cash acquired                                   (16,634)        (400,576)        (257,837)
       Investments in unconsolidated affiliates                                          (16,051)        (344,081)               -
       Proceeds from assets sold, net                                                          -           91,495                -
       Reductions in notes receivable and other investments                                  916           52,410            1,943
       Additions to notes receivable and other investments                                (3,424)         (15,947)         (14,747)
       Other long term asset additions                                                   (22,782)         (15,446)          (7,816)
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                            (134,970)        (700,737)        (348,772)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
       Net borrowings under working capital revolving credit facility                    126,000          100,500          176,683
       Repayment of long term debt and payment of sinking fund requirments              (149,888)         (69,540)          (7,946)
       Proceeds from issuance of long-term debt                                          136,756          611,243          126,500
       Debt issuance costs                                                                (7,953)         (23,317)          (3,750)
       Purchase of common stock call options                                                   -           (4,442)               -
       Partnership distribution                                                              (49)               -                -
       Preferred stock dividends paid                                                     (5,987)               -                -
       Stock options exercised                                                                29            1,589            2,819
-----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                          98,908          616,033          294,306
-----------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and equivalents                                            7,495           (6,749)          (1,112)
Cash and equivalents
       Beginning of year                                                                   4,902           11,651           12,763
-----------------------------------------------------------------------------------------------------------------------------------
       End of year                                                                    $   12,397        $   4,902         $ 11,651
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
      Interest paid                                                                   $  117,864        $  85,557         $ 40,869
      Income taxes paid (received)                                                         1,081          (31,370)          12,357
      Non-cash financing activity - issuance of Genesis
          Series G Cumulative Convertible Preferred Stock                             $        -        $ 295,120         $      -
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

Investments in unconsolidated affiliated companies, owned 20% to 50% inclusive, are stated at cost of acquisition plus the Company's equity in undistributed net income (loss) since acquisition. The change in the equity in net income (loss) of these companies is reflected as a component of net income or loss on the Consolidated Statements of Operations.

All dollars, except per share amounts, and shares are expressed in thousands. All other amounts are expressed in whole numbers. Certain prior year balances have been reclassified to conform with the current year presentation.

Business

The Company provides a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. These services include healthcare services traditionally provided in eldercare centers; specialty medical services, such as rehabilitation therapy, institutional pharmacy and medical supply services, community-based pharmacies and subacute care; and management services to independent geriatric care providers.

Revenue Recognition

Revenue is recognized by the Company in the period the related services are rendered. Revenues are recorded based on standard charges applicable to all customers. The Company derives a substantial portion of its revenue under Medicaid and Medicare reimbursement systems. Under certain retrospective Medicaid systems and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered customers as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and customer payments are recorded as contractual adjustments and deducted from revenues. Retroactively calculated third-party contractual adjustments are accrued on an estimated basis in the period the related services are rendered. Revisions to estimated contractual adjustments are recorded based upon audits by third-party payors, as well as other communications with third-party payors such as desk reviews, regulation changes and policy statements. Adjustments and final settlements with third-party payors are reflected in operations at the time of the adjustment or settlement as an increase or decrease to the balance of cost report receivables / payables and revenue. Under certain prospective Medicaid systems and Medicare the Company is reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined rate.

Cash Equivalents

Short-term investments which have a maturity of ninety days or less at acquisition are considered cash equivalents.

Investments in Marketable Securities

Marketable securities, which comprises fixed interest securities, equity securities and money market funds are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income as a separate component of shareholders' equity. Fair values for fixed interest securities are based on quoted market prices.

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

Property, Plant and Equipment

Land, land improvements, buildings, and equipment are stated at cost. Depreciation is calculated on the straight-line method over estimated useful lives of 20-35 years for land improvements and buildings, and 3-15 years for equipment, furniture and fixtures and information systems. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

The Company records impairment losses on long-lived assets including property, plant and equipment used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Deferred Financing Costs

Financing costs have been deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the related debt. Deferred financing costs, net of accumulated amortization of $12,726 and $8,705, were $29,066 and $29,567 at September 30, 1999 and 1998, respectively, and are included in other long term assets.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired and is amortized on a straight-line basis from 10 to 40 years. Goodwill, before accumulated amortization of $55,800 and $29,900, was $1,003,900 and $1,000,100 at September 30, 1999 and 1998, respectively. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted future cash flows.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share applicable to common shares:

(in thousands except per share data):

                                                                                  Year Ended September 30,
                                                                          1999             1998             1997
                                                                      -------------------------------------------
Basic Earnings (Loss) Per Share:

Income (loss) before extraordinary items                              $(287,950)        $(23,976)         $48,144
Extraordinary items                                                      (2,100)          (1,924)            (553)
                                                                      -------------------------------------------
Net income (loss)                                                     $(290,050)        $(25,900)         $47,591
                                                                      -------------------------------------------

Weighted Average Shares                                                  35,485           35,159           34,558
                                                                      -------------------------------------------

Earnings (loss) per share before
   extraordinary items                                                $   (8.11)        $  (0.68)         $  1.39
Loss per share - extraordinary items                                      (0.06)           (0.05)           (0.02)
                                                                      -------------------------------------------
Earnings (loss) per share                                             $   (8.17)        $  (0.74)         $  1.38
                                                                      -------------------------------------------

Diluted Earnings (Loss) Per Share:

Income (loss) before extraordinary items                              $(287,950)        $(23,976)         $48,144
Extraordinary items                                                      (2,100)          (1,924)            (553)
                                                                      -------------------------------------------
Net income (loss)                                                     $(290,050)        $(25,900)         $47,591
Adjustments to net income (loss) for interest
  expense, amortization and other costs related to
  the assumed conversion of convertible debentures                            -                 -             303
                                                                      -------------------------------------------
Adjusted net income (loss)                                            $(290,050)        $(25,900)         $47,894
                                                                      -------------------------------------------

Weighted Average Shares & Common Stock Equivalents:

Weighted average shares                                                  35,485           35,159           34,558
Dilutive effect of unexercised stock options                                  -                -            1,125
Convertible debenture shares                                                  -                -              437
                                                                      -------------------------------------------
Total                                                                    35,485           35,159           36,120
                                                                      -------------------------------------------

Earnings (loss) per share before
   extraordinary items                                                $   (8.11)        $  (0.68)         $  1.34
Loss per share - extraordinary items                                      (0.06)           (0.05)           (0.02)
                                                                      -------------------------------------------
Earnings (loss) per share                                             $   (8.17)        $ (0.74)          $  1.33
                                                                      -------------------------------------------

Use of Estimates

Management of the Company has made a number of estimates relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

New Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement"). The Statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Statement is effective for fiscal years beginning after December 15, 1998 or the Company's fiscal year ending September 30, 2000. The Company currently estimates the adoption of the Statement will result in a charge of approximately $6,700, net of tax, which will be recorded as a cumulative effect of a change in accounting principle in the Company's first quarter ending December 31, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 2000. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

(2) Acquisitions/Dispositions

Vitalink Transaction

On August 28, 1998, Genesis and its wholly-owned subsidiary V Acquisition Corporation ("Newco") consummated an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"), pursuant to which Vitalink merged with and into Newco (the "Vitalink Transaction"). Each share of Vitalink Common Stock, par value $.01 per share (the "Vitalink Common Stock"), was converted in the merger into the right to receive (i) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series G Preferred"), (ii) $22.50 in cash, or (iii) a combination of cash and shares of Series G Preferred (collectively, the "Merger Consideration"). The Merger Consideration paid to stockholders of Vitalink to acquire their shares (including shares which may have been issued upon the exercise of outstanding options) was $590,200, of which 50% was paid in cash and 50% in Series G Preferred. The Series G Preferred has a face value of approximately $295,100 and an initial dividend of 5.9375% and generally is not transferable without the consent of the Company. The dividend rate increases on the fourth, fifth, ninth, eleventh and thirteenth anniversary date to 6.1875%, 6.6250%, 7.0625%, 7.5% and 7.9375%, respectively. The Series G Preferred is convertible into Genesis common stock, par value $.02 per share (the "Common Stock"), at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of Common Stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. Vitalink's total net revenues for the fiscal years ended May 31, 1997 and 1998, were $274,000 and $494,000, respectively. As a result of the merger, Genesis assumed approximately $87,000 of indebtedness Vitalink had outstanding. The cash portion of the purchase price was funded through borrowings under the Credit Facility, as defined. The Vitalink Transaction is being accounted for under the purchase method and the related goodwill is being amortized over a 40 year period.

Pursuant to four agreements with HCR Manor Care, Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to facilities operated by HCR Manor Care (the "Services Contracts"). Vitalink is not restricted from providing similar contracts to non-HCR Manor Care facilities. The current term of each of the Service Contracts extends through September 2004, subject to annual renewals provided therein. See Footnote (13) - Commitments and Contingencies.

Multicare Transaction and its Restructuring

In October 1997, Genesis, The Cypress Group (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. ("Nazem") acquired all of the issued and outstanding common stock of Genesis ElderCare Corp., a Delaware corporation. Cypress, TPG and Nazem purchased 210,000, 199,500 and 10,500 shares of Genesis ElderCare Corp. common stock, respectively, representing in the aggregate approximately 56.4% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $420,000. Genesis purchased 325,000 shares of Genesis ElderCare Corp. common stock, representing approximately 43.6% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $325,000. Cypress, TPG and Nazem are sometimes collectively referred to herein as the "Sponsors".

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of The Multicare Companies, Inc. ("Multicare"), making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put / call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to purchase (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

On October 9, 1997, Genesis ElderCare Corp. and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis ElderCare Network Services manages Multicare's operations. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that are engaged in the business of providing institutional pharmacy services to third parties for $50,000 (the "Pharmacy Purchase"). The Company completed the Pharmacy Purchase effective January 1, 1998. The Company completed the Therapy Purchase in October 1997.

                                 Restructuring

On October 8, 1999, Genesis entered into a restructuring agreement with Cypress, TPG and Nazem (the "Restructuring Agreement") to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare.

         Amendment to Put / Call Agreement; Issuance of Preferred Stock

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock (the " Series H Preferred"), which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp., and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock (the "Series I Preferred),which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

The Series H Preferred Stock are convertible into 27,850,286 shares of Common Stock. The Series I Preferred Stock are convertible into 20,149,410 shares of non-voting Common Stock. The Series and H and I Preferred have an initial dividend of 5.00%, which increases 0.05% beginning the sixth anniversary date and an additional 0.05% each anniversary date thereafter through the 12th anniversary date, to a maximum of 8.5%.

In connection with the restructuring transaction, the restrictions in the Put/Call Agreement related to Genesis' right to take certain corporate actions, including its ability to sell all or a portion of its pharmacy business, were terminated. In addition, the Call under the Put/Call Agreement was amended to provide Genesis with the right to purchase all of the shares of common stock of Genesis ElderCare Corp. not owned by Genesis for $2,000 in cash at any time prior to the 10th anniversary of the closing date of the restructuring transaction.

                             Investment in Genesis

Cypress and TPG invested in the aggregate, directly or through affiliated investment funds, $50,000 into Genesis in exchange for 12,500,000 shares of Genesis common stock and a ten year warrant to purchase 2,000,000 shares of Genesis common stock at an exercise price of $5.00 per share.

                              Registration Rights

Subject to limitations contained in the Restructuring Agreement, the holders of the Genesis common stock, warrants, Series H Preferred Stock and Series I Preferred Stock issued in connection with the restructuring transaction and all securities issued or distributed in respect of these securities have the right to register these securities under the Securities Act.

                      Amendment to Stockholders Agreement

On November 15, 1999, the Multicare Stockholders Agreement was amended to:

         o provide that all shareholders will grant to Genesis an irrevocable proxy to vote their shares of common stock of Genesis ElderCare Corp. on all matters to be voted on by shareholders, including the election of directors;

         o provide that Genesis may appoint two-thirds of the members of the Genesis ElderCare Corp. board of directors;

         o omit the requirement that specified significant actions receive the approval of at least one designee of each of Cypress, TPG and Genesis;

         o permit Cypress, TPG and Nazem and their affiliates to sell their Genesis ElderCare Corp. stock, subject to certain limitations;

         o provide that Genesis may appoint 100% of the members of the operating committee of the board of directors of Genesis ElderCare Corp.; and

         o eliminate all pre-emptive rights.

                               Irrevocable Proxy

Cypress, TPG and Nazem and their affiliated investment funds gave to Genesis an irrevocable power of attorney directing Genesis to cast for, against or as an abstention in the same proportion as the other Genesis voting securities are cast, the number of shares of securities of Genesis so that Cypress, TPG and Nazem together will not have the right to vote more than 35% of the total voting power of Genesis in connection with any vote other than a vote relating to an amendment to Genesis' articles of incorporation to amend, modify or change the terms of any class or series of preferred stock. This power of attorney will terminate upon the existence of the circumstances that would cause the standstill to terminate as described below.


                              Directors of Genesis

Pursuant to the terms of the Series H Preferred Stock, Cypress and TPG, acting jointly, or in the event that only one of Cypress and TPG then owns or has the right to acquire Genesis common stock, Cypress or TPG, as applicable, are entitled to designate a number of directors of Genesis representing at least 23% of the total number of directors constituting the full board of directors of Genesis. However, for so long as the total number of directors constituting the full board of directors of Genesis is nine or fewer, Cypress and/or TPG are only entitled to designate two directors on the Genesis board of directors. Cypress and TPG have this right to designate directors so long as they own any combination of Genesis voting securities or securities convertible into Genesis voting securities constituting more that 10% of Genesis' total voting power. For this purpose, the Series I Preferred Stock and the non-voting common stock issued upon conversion of the Series I Preferred Stock will be considered voting securities. For so long as Cypress and/or TPG have the right to designate directors on the Genesis board of directors, Genesis shall not, without the consent of at least two of the Cypress/TPG designated directors:

         o enter into any transaction or series of transactions which would constitute a change in control, as defined in the Restructuring Agreement; or

         o engage in a "going private" transaction.

                               Pre-emptive Rights

As a result of the restructuring transaction, Cypress and TPG each have a right, subject to the limitations contained in the Restructuring Agreement, to participate in future offerings of any shares of, or securities exchangeable, convertible or exercisable for any shares of, any class of Genesis' capital stock.

                                   Standstill

The Sponsors have agreed that, subject to certain termination provisions, neither they nor their affiliates will, without Genesis' prior written consent, either alone or as part or a group, acquire any voting securities of Genesis, except for the voting securities to be issued in the restructuring transaction and pursuant to stock splits, stock dividends or other distributions or offerings made available to holders of Genesis voting securities generally.

                               Accounting Effects

Prior to the restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Upon consummation of the restructuring transaction, Genesis will consolidate the financial results of Multicare since Genesis will have managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses will be consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare will be eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare will be carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest.

In connection with the restructuring transaction, Genesis intends to record a non-cash charge of approximately $420,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred.

The following unaudited pro forma statement of operations information gives effect to the Multicare joint venture restructuring had it occurred on October 1, 1998, after giving effect to certain adjustments, including the elimination of intercompany transactions, the recording of minority interest, the issuance of common stock, the recording of preferred stock dividends, the repayment of debt with proceeds from the issuance of common stock and related income tax effects. The unaudited pro forma financial information has been prepared to reflect the consolidation of the financial results of Multicare. Accordingly, Multicare's revenues and expenses are presented at their recorded historical amounts and the financial impact of all transactions between Genesis and Multicare are eliminated in consolidation. The pro forma financial information does not include the $420,000 non cash charge representing the cost estimated to terminate the Multicare put. This charge is a direct result of the Multicare joint venture restructuring. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transaction occurred at the beginning of the period presented.


(Unaudited)                                                               1999
--------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:
--------------------------------------------------------------------------------
Total net revenues                                                   $2,406,346
Loss before extraordinary item                                         (311,144)
Loss attributable to common shareholders                               (313,244)
Diluted loss per common share before
   extraordinary item                                                     (6.48)
Diluted loss per common share                                        $    (6.53)
--------------------------------------------------------------------------------

(3) Investments in Marketable Securities

Marketable securities at September 30, 1999 consist of the following:

                                         Amortized        Unrealized        Unrealized             Fair
                                           cost               gains           losses              value
                                         ---------------------------------------------------------------
U.S Treasury Bills                       $  1,100           $    -            $  (1)           $  1,099
U.S. Treasury Notes                        11,030               65               (8)             11,087
Mortgage backed securities                  6,634                -             (297)              6,337
Equity securities                           1,580                -             (417)              1,163
Term deposits                               1,497                -                -               1,497
Money market funds                          3,416                -                -               3,416
                                         ---------------------------------------------------------------
                                         $ 25,257           $   65            $(723)           $ 24,599
                                         ---------------------------------------------------------------

Marketable securities at September 30, 1998 consist of the following:

                                         Amortized        Unrealized        Unrealized             Fair
                                           cost               gains           losses              value
                                         ---------------------------------------------------------------
U.S Treasury Notes                       $  3,102           $   36             $  -            $  3,138
Mortgage backed securities                 12,016              809                -              12,825
Corporate bonds                             6,651              197                -               6,848
Money market funds                          3,837               10                -               3,847
                                         ---------------------------------------------------------------
                                         $ 25,606          $ 1,052             $  -            $ 26,658
                                         ---------------------------------------------------------------

Fixed interest securities held at September 30, 1999 and 1998 mature as follows:

                                                    1999                                1998
                                         ---------------------------------------------------------------
                                         Amortized           Fair          Amortized             Fair
                                           cost              value            cost               value
                                         ---------------------------------------------------------------
Due in one year or less                   $ 3,496          $ 3,505          $ 3,001             $ 3,015
Due after 1 year through 5 years            6,211            6,121            8,187               8,427
Due after 5 years through 10 years          9,057            8,898            8,999               9,712
Due after 10 years                              -                -            1,582               1,657
                                         ---------------------------------------------------------------
                                         $ 18,764         $ 18,524         $ 21,769            $ 22,811
                                         ---------------------------------------------------------------

Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

(4) Property, Plant and Equipment

Property, plant and equipment at September 30, 1999 and 1998 consist of the following:

                                                                                                      September 30,
                                                                                                  1999              1998
----------------------------------------------------------------------------------------------------------------------------
Land                                                                                           $ 39,621         $   39,244
Land improvements                                                                                 6,144              5,656
Buildings                                                                                       458,485            451,440
Equipment, furniture and fixtures                                                               198,438            180,632
Construction in progress                                                                         61,385             40,778
----------------------------------------------------------------------------------------------------------------------------
                                                                                                764,073            717,750
Less accumulated depreciation                                                                  (151,772)          (121,188)
----------------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                              $612,301         $  596,562
----------------------------------------------------------------------------------------------------------------------------

Due to an impairment to the carrying value of certain properties, the Company recorded write-downs of its property, plant and equipment of $7,400 and $26,240, during the twelve months ending September 30, 1999 and 1998, respectively.

(5)   Long-Term Debt

Long-term debt at September 30, 1999 and 1998 consist of the following:

                                                                                                       September 30,
                                                                                                  1999              1998
----------------------------------------------------------------------------------------------------------------------------
Secured - due 2000 to 2034;
     3.00% to 10.75% (weighted average interest rate 1999 - 7.96%;
     1998 - 8.47%)                                                                            $1,144,490         $1,151,292
Unsecured - due 2000 to 2009
     6.64% to 11.00% (weighted average interest rate 1999 - 9.57%;
     1998 - 9.44%)                                                                               376,691            251,915
----------------------------------------------------------------------------------------------------------------------------
                                                                                               1,521,181          1,403,207
Plus:
     Debt premium, net of amortization                                                             5,066              5,482
Less:
     Debt discount, net of amortization                                                           (4,611)              (382)
     Current installments and short-term borrowings                                              (37,126)           (49,712)
----------------------------------------------------------------------------------------------------------------------------
Long term debt                                                                                 1,484,510          1,358,595
----------------------------------------------------------------------------------------------------------------------------

At September 30, 1999 and 1998, the Company's long-term debt included approximately $1,036,532 and $1,032,889 of floating rate debt based on Prime or LIBO Rate with weighted average interest rates of 7.85% and 8.36%, respectively. At September 30, 1999 and 1998, the Company's long-term debt included approximately $484,649 and $370,318 of fixed rate debt with weighted average interest rates of 9.49% and 9.40%, respectively.

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000 (the "Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The fourth amended and restated credit agreement made the financial covenants for certain periods less restrictive, required minimum assets sales and generally reallocated the proceeds thereof among the Tranche II Facility (defined below), the Revolving Facility (defined below) and the Term Loans (defined below); permitted the restructuring of the Put / Call Agreement, as defined, and increased the interest rates applying to the Term Loans and the Revolving Facility. Additionally, the fourth amended and restated credit agreement provides for $40,000 of additional borrowing capacity, (the "Tranche II Facility") subject to the satisfaction of certain conditions, which have been satisfied. The asset sales required by the Credit Facility total $12,000 by December 31, 1999, $37,000 by June 30, 2000 and $40,000 by December 31, 2000.
Genesis has satisfied the requirement through December 31, 1999 and has transactions in process to satisfy the majority of the aggregate requirement through December 31, 2000.

The Credit Facility consists of three term loans with original balances of $200,000 each (collectively, the "Term Loans"), and a $650,000 revolving credit loan (the "Revolving Facility") and a $40,000 Tranche II Facility. The Term Loans amortize in quarterly installments through 2005, of which $28,670 is payable in Fiscal 2000. The Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $116,834 at September 30, 1999 (the "Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $152,520 at September 30, 1999 (the "Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $152,156 at September 30, 1999 (the "Tranche C Term Facility"). The Revolving Facility, with an outstanding balance of $613,500 at September 30, 1999, becomes payable in full on September 30, 2003.

The Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Genesis' subsidiaries' real property were also granted Loans under the Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Tranche A Term Facility and Revolving Facility have an Annual Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans (an effective rate of 8.76% at September 30, 1999). Loans under the Tranche B Term Facility have an Annual Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBO Rate loans (an effective rate of 9.01% at September 30, 1999). Loans under the Tranche C Term Facility have an Annual Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBO Rate loans (an effective rate of 9.26% at September 30, 1999). Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

The Credit Facility contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; cause Genesis and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), as defined, and corporate separateness; and will cause Genesis to comply with the terms of other material agreements, as well as comply with usual and customary covenants for transactions of this nature.

On August 20, 1999, the Company entered into an amendment of the Credit Facility. The amendment establishes less restrictive financial covenant requirements through the remaining term of the agreement, increases the Annual Applicable Margin and provides the lenders of the Credit Facility a collateral interest in certain real and personal property of the Company.

In December 1998, the Company issued $125,000 9 7/8% Senior Subordinated Notes due 2009 at a price of 96.1598% resulting in net proceeds of $120,200. Interest on the notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1999. Approximately $59,950 of the net proceeds were used to repay portions of the Tranche A, B and C Term Facilities and approximately $59,950 of the net proceeds were used to repay a portion of the Revolving Facility.

In October 1996, the Company completed an offering of $125,000 9 1/4% Senior Subordinated Notes due 2006. Interest is payable on April 1 and October 1 of each year. The Company used the net proceeds of approximately $121,250, together with borrowings under the Credit Facility, to pay the cash portion of the purchase price of 24 eldercare centers, and certain other healthcare businesses of Geriatric & Medical Companies, Inc. (the "GMC Transaction"), and to repay certain debt assumed as a result of the GMC Transaction and to repurchase Geriatric and Medical Companies, Inc. accounts receivable which were previously financed.

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

At September 30, 1999, sinking fund requirements and installments of long-term debt are as follows:

                                                                       Principal
Year ending September 30,                                                Amount
--------------------------------------------------------------------------------
2000                                                                   $ 37,126
2001                                                                     33,665
2002                                                                     39,083
2003                                                                    652,541
2004                                                                    191,450
Thereafter                                                             $567,771
--------------------------------------------------------------------------------

The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. These agreements generally convert underlying variable-rate debt based on LIBO Rates into fixed-rate debt. At September 30, 1999 and 1998, the notional principal amount of these agreements totaled $1,100,000 with a net fixed notional amount of $370,000 whereby the Company made quarterly payments at a weighted average fixed rate (approximately 4.75% and 5.00%, respectively) and received quarterly payments at floating rates based on three month LIBO Rate (approximately 5.51% and 5.64%, respectively).

Interest of $4,784 in 1999, $3,526 in 1998 and $2,156 in 1997, was capitalized in connection with facility construction, systems development and renovations.

During fiscal 1999, 1998 and 1997 the Company recorded extraordinary losses, net of tax, of $2,100, $1,924 and $553, respectively, related to the early retirement of debt. The Company is restricted from declaring any dividends on its Common Stock or authorizing any other distribution on account of ownership of its capital stock unless certain conditions are met.

(6)   Leases and Lease Commitments

The Company leases certain facilities and equipment under operating leases. Future minimum payments for the next five years under operating leases at September 30, 1999 were as follows:
                                                                        Minimum
Year ending September 30,                                               Payment
--------------------------------------------------------------------------------
2000                                                                   $ 37,039
2001                                                                     33,477
2002                                                                     26,161
2003                                                                     23,825
2004                                                                   $ 22,388
--------------------------------------------------------------------------------


Excluded from the future minimum lease payments above in the year 2001 is approximately $78,300 related to a residual value guarantee due under a lease financing facility.

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

(7)   Patient Service Revenue

The distribution of net patient service revenue by class of payor for the years ended September 30, 1999, 1998 and 1997 was as follows:

                                           Year ended September 30,
Class of payor                    1999                 1998               1997
--------------------------------------------------------------------------------
Private pay and other         $  826,051          $  581,128          $  414,187
Medicaid                         686,717             451,989             385,313
Medicare                         242,807             258,279             252,845
--------------------------------------------------------------------------------
                              $1,755,575          $1,291,396          $1,052,345
--------------------------------------------------------------------------------

The above revenue amounts are net of third-party contractual allowances of $343,020, $278,804 and $213,250, in 1999, 1998 and 1997, respectively.

(8) Income Taxes

Total income tax expense (benefit) for the years ended September 30, 1999, 1998 and 1997 was as follows:

                                                                                          Year ended September 30,
                                                                             1999             1998               1997
------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and equity in net
  income (loss) of unconsolidated affiliates                              $(44,711)        $ (8,158)            $ 27,088
Extraordinary items                                                         (1,276)          (1,106)                (318)
-------------------------------------------------------------------------------------------------------------------------
Total                                                                     $(45,987)        $ (9,264)            $ 26,770
-------------------------------------------------------------------------------------------------------------------------

The components of the provision (benefit) for income taxes for the years ended
September 30, 1999, 1998 and 1997 were as follows:



                                                                                       Year ended September 30,
                                                                             1999              1998               1997
------------------------------------------------------------------------------------------------------------------------
Current:
Federal                                                                   $      -          $      -            $ 5,370
State                                                                          503                 -                695
------------------------------------------------------------------------------------------------------------------------
                                                                          $    503          $      -            $ 6,065
------------------------------------------------------------------------------------------------------------------------
Deferred:
Federal                                                                   $(45,272)         $ (7,163)           $20,781
State                                                                           58              (995)               242
------------------------------------------------------------------------------------------------------------------------
                                                                          $(45,214)         $ (8,158)           $21,023
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Total                                                                     $(44,711)         $ (8,158)           $27,088
------------------------------------------------------------------------------------------------------------------------

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income before income taxes and extraordinary items as a result of the following:

                                                                                        Year ended September 30,
                                                                              1999             1998               1997
                                                                        -----------------------------------------------------
Computed "expected" tax expense (benefit)                                $ (47,232)        $ (10,838)          $ 26,331
Increase (reduction) in income taxes resulting  from :
   State and local income taxes (benefit),  net of federal tax
     benefits                                                                 (365)             (463)               364
   Amortization of goodwill                                                  3,481             3,840                693
   Targeted jobs tax credits                                                (1,146)           (1,073)              (300)
   Other, net                                                                  551               376                  -
                                                                        -----------------------------------------------------
Total income tax expense (benefit)                                       $ (44,711)        $  (8,158)          $ 27,088
                                                                        -----------------------------------------------------

The sources of the differences between consolidated earnings for financial statement purposes and tax purposes and the tax effects are as follows:

                                                                                     Year ended September 30,
                                                                                1999           1998           1997
--------------------------------------------------------------------------------------------------------------------
Excess tax depreciation expense versus book depreciation                   $   3,225       $    973       $  2,525
Excess tax gains versus book gains                                                 -         (7,275)          (200)
Amortization of deferred gain on sale and leaseback                            1,750              -              -
Accrued liabilities and reserves                                             (21,973)           820         15,000
Goodwill                                                                       3,926          3,689          3,575
Net operating loss                                                           (30,838)        (6,128)             -
Utilization of net operating loss carryforward                                     -              -            200
Other                                                                         (1,304)          (237)           (77)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax provision                                                 $ (45,214)      $ (8,158)      $ 21,023
--------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are presented below:

                                                              September 30,
                                                           1999           1998
--------------------------------------------------------------------------------
Deferred Tax Assets
Accrued compensation                                  $     282       $     444
Accounts receivable                                         744               -
Debt premium                                              2,144           2,144
Accrued liabilities and reserves                         35,873          11,225
Net operating loss carryforwards                         39,801          10,128
Other, net                                                2,325           1,017
--------------------------------------------------------------------------------
Deferred tax assets                                      81,169          24,958
--------------------------------------------------------------------------------
Valuation allowance                                      (3,400)         (3,400)
--------------------------------------------------------------------------------
Net deferred tax assets                                  77,769          21,558
--------------------------------------------------------------------------------
Deferred Tax Liabilities
Accounts receivable                                           -          (3,464)
Goodwill and other intangibles                          (29,455)        (39,861)
Depreciation                                            (53,583)        (50,242)
Accrued liabilities and reserves                         (8,558)           (819)
--------------------------------------------------------------------------------
Total deferred tax liability                            (91,596)        (94,386)
--------------------------------------------------------------------------------
Net deferred tax liability                            $ (13,827)      $ (72,828)
--------------------------------------------------------------------------------

The deferred tax assets related to state net operating loss carryforwards are available to reduce future state income taxes payable, subject to applicable carryforward rules and limitations. Due to these limitations, the Company has established a valuation allowance of $3,400. The net operating loss carryforwards expire in years 2000 through 2019.

(9) Notes Receivable and Other Investments

Notes receivable and other investments at September 30, 1999 and 1998 consist of the following:

                                                                September 30,
                                                             1999          1998
--------------------------------------------------------------------------------

Mortgage notes and other notes receivable                 $ 33,063      $ 41,011
Investments in non marketable securities                     7,012         6,612
--------------------------------------------------------------------------------
                                                          $ 40,075      $ 47,623
--------------------------------------------------------------------------------

Mortgage notes and other notes receivable at September 30, 1999 bear interest at rates ranging from 7.25% to 10.00% and mature at various times ranging from 2000 to 2029. Approximately $26,056 of the mortgage notes and other notes are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and / or gross facility receipts, as defined.

The Company has agreed to provide third parties, including facilities under management contract, with $16,200 of working capital lines of credit. The unused portion of working capital lines of credit was $8,900 at September 30, 1999.

In December, 1997 the Board of Directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's senior executive employees are required to own shares of the Company's common stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's common stock. As of September 30, 1999, the Company had outstanding loans of approximately $3,000 to senior executive employees which are included in mortgage notes and other receivables. The notes bear interest based on the market rate at the date of the loan initiation.

(10) Other Long-Term Assets

Other long-term assets at September 30, 1999 and 1998 consist of the following:

                                                              September 30,
                                                           1999            1998
--------------------------------------------------------------------------------

Deferred financing fees, net                            $ 29,066        $ 29,567
Subordinated management fees receivable from Multicare    26,907          14,048
Cost report receivables                                   26,939          62,257
Property deposits and funds held in escrow                11,907          12,179
Other, net                                                18,159          18,110
--------------------------------------------------------------------------------
                                                        $112,978        $136,161
--------------------------------------------------------------------------------

(11) Stock Option Plans

The Company has three stock option plans (the "Employee Plan", the "1998 Non-Qualified Employee Plan" and the "Directors Plan"). Under the Employee Plan, 6,750,000 shares of common stock were reserved for issuance to employees including officers and directors. Options granted in the Employee Plan prior to fiscal 1997 generally become exercisable over a five year period, while options granted subsequent to fiscal 1996 vest 25% in the year of the grant and 25% over each of the next three years. The options granted in the Employee Plan expire 10 to 13 years from the date of the grant. Under the 1998 Non-Qualified Employee Plan, 1,500,000 shares of common stock were reserved for issuance to non-officer employees. Options granted in the 1998 Non-Qualified Employee Plan vest 20% in the year of the grant and 20% over each of the next four years. The options granted in the 1998 Non-Qualified Employee Plan expire 10 years from the date of the grant. All options granted under the Employee Plan and the 1998 Non-Qualified Employee Plan have been at the fair market value of the common stock on the date of grant. Presented below is a summary of the Employee Plan and the 1998 Non-Qualified Employee Plan for the three years ended September 30, 1999.

                                                 Option Price                                                   Available for
                                                  per Share            Outstanding          Exercisable              Grant
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                     $2.22 - $31.87           2,693,442           1,160,327             313,088
-----------------------------------------------------------------------------------------------------------------------------
Authorized                                                     -                   -                   -             750,000
Granted                                          $25.00 - $35.25             933,672                   -            (933,672)
Became Exercisable                                             -                   -             695,087                   -
Exercised                                         $5.33 - $32.88            (191,774)           (191,774)                  -
Canceled                                                       -             (13,515)                  -              13,515
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                     $2.22 - $35.25           3,421,825           1,663,640             142,931
-----------------------------------------------------------------------------------------------------------------------------
Authorized                                                     -                   -                   -           1,750,000
Granted                                          $27.12 - $28.75           1,056,905                   -          (1,056,905)
Became Exercisable                                             -                   -             757,849                   -
Exercised                                         $5.33 - $32.88             (75,052)            (75,052)                  -
Canceled                                                       -            (249,190)                  -             249,190
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                     $2.22 - $35.25           4,154,488           2,346,437           1,085,216
-----------------------------------------------------------------------------------------------------------------------------
Authorized                                                     -                   -                   -           2,000,000
Granted                                           $3.13 - $11.19           2,252,100                   -         (2,252,100)
Became Exercisable                                             -                   -           1,845,276                   -
Exercised                                          $5.33 - $5.33              (2,100)             (2,100)                  -
Canceled                                                       -            (374,447)                  -             374,447
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                     $2.22 - $35.25           6,030,041           4,189,613           1,207,563
-----------------------------------------------------------------------------------------------------------------------------

In March 1992, the Company adopted, and in February 1993, the shareholders approved, the Directors Plan. Pursuant to the Directors Plan, options may be granted for an aggregate of 225,000 shares of common stock. The Directors Plan terminates ten years after its approval by the shareholders. At September 30, 1999, there were 88,500 options outstanding and exercisable at grant prices ranging from $7.33 to $35.25.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of Statement 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:

                                                              September 30,
                                                           1999           1998
--------------------------------------------------------------------------------

Net loss - as reported                                $ (290,050)      $(25,900)
Net loss - pro forma                                    (297,543)       (31,469)
Net loss per share - as reported (diluted)                 (8.17)         (0.74)
Net loss per share - pro forma (diluted)              $    (8.39)      $  (0.90)
--------------------------------------------------------------------------------

The fair value of stock options granted in 1999 and 1998 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1999 and 1998: dividend yield of 0% (1999 and 1998); expected volatility of 105.63% (1999) and 56.17% (1998); a risk-free return of 6.36%
(1999) and 5.9% (1998); and expected lives of approximately 7.5 years (1999) and
7.0 years (1998).

The following table summarizes information for stock options of the Employee Plan, the 1998 Non-Qualified Employee Plan and the Director Plan outstanding at September 30, 1999:

                                                       Weighted
                                                        Average          Weighted
                                                       Remaining         Average                        Weighted
                                        Number        Contractual        Exercise        Number          Average
Range of Exercise Price               Outstanding         Life             Price       Exercisable     Exercise Price
----------------------------------------------------------------------------------------------------------------------
    $ 1.00 - $ 5.00                   1,149,350            9.40          $  4.55         244,970         $  4.56
    $ 5.01 - $10.00                     407,169            5.00             6.54         407,169            6.54
    $10.01 - $15.00                   1,138,300            8.70            11.15       1,105,300           11.15
    $15.01 - $20.00                     592,025            4.70            16.89         582,350           16.85
    $20.01 - $25.00                     849,138            6.50            22.94         648,729           22.87
    $25.01 - $30.00                   1,451,609            7.60            28.93         825,043           28.98
    $30.01 - $35.00                      75,000            6.70            31.88          75,000           31.88
    $35.01 - $40.00                     455,950            7.40            35.25         389,552           35.25
----------------------------------------------------------------------------------------------------------------------
                                      6,118,541            7.50          $ 18.06       4,278,113         $ 18.88
----------------------------------------------------------------------------------------------------------------------

In November 1999, subsequent to the fiscal year end, the Company's Board of Directors approved a plan allowing employees to elect to redeem unexercised stock options issued to them prior to January 1, 1999 in exchange for Genesis common stock (the "Redemption Plan"). If an employee elects to participate in the Redemption Plan, every one vested outstanding stock option held as of November 11, 1999 would be exchanged for one share of Genesis common stock, and every two unvested outstanding stock options held as of November 11, 1999 would be exchanged for one share of Genesis common stock. The Company believes nearly all employees will elect to participate in the Redemption Plan. If all employees participate, approximately 4,600,000 stock options would be redeemed in exchange for approximately 4,200,000 shares of Genesis common stock. The Redemption Plan is subject to shareholder approval and will be voted upon at the Company's 2000 Annual Meeting scheduled for March 2000. As a result of the Redemption Plan, the Company expects to record an after tax charge to compensation expense of approximately $5,300 in the first fiscal quarter of 2000.

(12) Retirement Plan

The Company's retirement plan (the "Retirement Plan") is a cash deferred profit-sharing plan covering all of the employees of the Company (other than certain employees covered by a collective bargaining agreement) who have completed at least 1,000 hours of service and twelve months of employment. Under the 401(k) component, each employee may elect to contribute a portion of his or her current compensation up to the maximum permitted by the Internal Revenue Code or 15% (or for more highly compensated employees a maximum of 4%, in accordance with Company policy) of such employee's annual compensation. The Company may make a matching contribution each year as determined by the Board of Directors. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely.

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

The Company recorded retirement plan expense for the 401(k) match and the discretionary contribution of approximately $6,651, $3,653 and $3,516 for the years ended September 30, 1999, 1998 and 1997, respectively. In 1999, the Company funded approximately $4,000 of its contribution to the Retirement Plan in the form of approximately 917,000 shares of newly issued common stock.

(13) Commitments and Contingencies

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

The Company has guaranteed $22,776 of indebtedness of facilities under management contract. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. The Company does not anticipate any material losses as a result of these commitments.

NeighborCare purchases substantially all of its pharmaceuticals, approximately $540,000 annually, through Cardinal Health, Inc. under a five year supply contract which commenced in May of 1999. NeighborCare has other sources of supply available to it and has not experienced difficulty obtaining pharmaceuticals or other supplies used in the conduct of its business.

On May 7, 1999, Genesis and Vitalink filed multiple lawsuits requesting injunctive relief and compensatory damages against HCR Manor Care, Inc. and two of its subsidiaries and principles. The lawsuits arise from HCR Manor Care's threatened termination of two long-term pharmacy services contract effective June 1, 1999. Until such time as a final decision is rendered in connection with an arbitration action between the parties in Maryland, the parties have agreed to maintain the master services agreement in full force and effect. Approximately 5% of the Company's 1999 revenues are the result of pharmaceuticals and other ancillary services provided to HCR Manor Care.

On August 27, 1999 Manor Care Inc., a wholly owned subsidiary of HCR Manor Care Inc., filed a lawsuit against Genesis in federal district court in Delaware based upon Section 11 and Section 12 of the Securities Act. Manor Care Inc. alleges that in connection with the sale of the Genesis Series G Preferred Stock issued as part of the purchase price to acquire Vitalink, Genesis failed to disclose or made misrepresentations related to the effects of the conversion to the prospective pay system, the restructuring of the Multicare joint venture, the impact of the acquisition of Multicare, the status of Genesis labor relations, Genesis' ability to declare dividends on the Series G Preferred Stock and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care Inc. seeks, among other things, compensatory damages and recission of the purchase of the Series G Preferred.

Genesis is a party to litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.

(14) Loss on Impairment of Assets and Other Charges

The Company recorded in operating expenses impairment of assets and other charges during the twelve months ended September 30, 1999, 1998 and 1997 of $167,070, $115,505 and $15,000, respectively.

Fiscal 1999:

In accordance with SFAS 121, the Company records impairment losses on long-lived assets, including goodwill, when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The profitability and liquidity of Genesis and the long term care industry have been adversely impacted by PPS. The current and projected losses of certain eldercare centers operating under PPS indicate that these assets are impaired. The Company estimated the fair value of these assets by using a multiple of their operating cash flow based upon market comparisons of similar assets recently sold or currently under negotiations to sell. After performing this evaluation, the Company concluded that the carrying value of certain eldercare centers, including goodwill and property, plant and equipment, exceeded their fair value by approximately $9,000 before tax.

In addition to long-lived assets, the Company performed an evaluation of all of its assets, contracts, operations and employment arrangements. As a result of this evaluation, the Company concluded that the adverse impact of PPS on the Company's liquidity and profitability necessitated exiting certain businesses and projects. The Company fully reserved the carrying value of its transportation business, exited the operations of six leased eldercare centers at the end of their lease terms, abandoned certain investments in information systems, recorded the exit costs of a capitation contract in the Company's Chesapeake region and wrote off certain unrecoverable development project costs as well as other unrecoverable assets. In addition, the ability of certain former customers of the Company to repay amounts due for services rendered is less likely due to the adverse impact of PPS on their liquidity and profitability. As a result, the Company wrote down certain notes receivable, advances, trade and third party receivables, due to and from formerly owned and managed facilities. Also, the Company entered into the restructuring of the Multicare joint venture and amended its senior bank credit facility resulting in legal and other professional fees. The following table summarizes the before tax impact of the charges in Fiscal 1999:

Exit costs and write-off of unrecoverable assets of one owned eldercare center to be sold, and six leased eldercare centers closed or no longer under lease
   and an investment in a respiratory services company                                                      $ 24,100
Investments in information systems abandoned                                                                  13,000
Exit costs and write-down of the remaining assets of the transportation business                              12,700
Impairment of long-lived assets of six eldercare centers under SFAS 121                                        9,000
Unrecoverable development project costs                                                                        5,600
Cost to exit a capitation contract                                                                             5,000
---------------------------------------------------------------------------------------------------------------------
   Subtotal - terminated operations, discontinued businesses and asset impairments                            69,400
---------------------------------------------------------------------------------------------------------------------
Uncollectible trade receivables due to customer bankruptcy or other
   liquidity issues                                                                                           17,800
Third party appeal issues deemed uncollectible                                                                17,100
Costs to restructure the Multicare joint venture and the Company's amend senior bank credit facility          11,000
Other charges, including severance costs                                                                      13,870
---------------------------------------------------------------------------------------------------------------------
  Subtotal - uncollectible accounts, restructuring and other -                                                59,770
---------------------------------------------------------------------------------------------------------------------
  Notes receivable, advances, trade receivables and third party settlement receivables,
  due from or to businesses formerly owned or managed deemed uncollectible                                    37,900
---------------------------------------------------------------------------------------------------------------------
Total (included in operating expenses)                                                                     $ 167,070
---------------------------------------------------------------------------------------------------------------------

Fiscal 1998:

Due to specific events occurring in the fourth quarter of Fiscal 1998 and a focus on core business operations in response to the PPS, the Company recorded non-cash charges before income taxes of approximately $116,000, of which approximately $24,000 related to the impairment of one eldercare center and certain non-core businesses, including the Company's transportation business and certain non-core Medicare home health operations; approximately $43,000 related to investments in owned eldercare centers and other assets the Company believes are impaired as a result of PPS; approximately $23,000 related to impaired investments in eldercare centers previously owned or managed by the Company; and approximately $26,000 related to the Company's investment in Doctors Health, a medical care management company in the Company's Chesapeake region.

Fiscal 1997:

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

(15) Fair Value of Financial Instruments

The Company believes the carrying amount of cash and equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation and accrued interest approximates fair value because of the short-term maturity of these instruments.

The Company also believes the carrying value of mortgage notes and other notes receivable, and non marketable debt securities approximate fair value based upon the discounted value of expected future cash flows using interest rates at which similar investments would be made to borrowers with similar credit quality and for the same remaining maturities.

The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at September 30, 1999 and 1998 is approximately $26,830 and $29,685, respectively.

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

The fair value of the Company's fixed rate and floating rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At September 30, 1999 and 1998, the carrying value of fixed rate debt of $484,649 and $370,318 had market values of $198,706 and $370,318, respectively. At September 30, 1999 and 1998, the carrying value of floating rate debt of $1,036,532 and $1,032,889 had market values of $751,883 and $1,032,889, respectively.

(16) Summary Financial Information of Unconsolidated Affiliates

The following unaudited summary financial data for the Multicare Companies is as of and for the twelve months ended September 30, 1999. Multicare is the Company's only significant unconsolidated affiliate.


--------------------------------------------------------------------------------
Total assets                                                         $ 1,302,364
Long-term debt                                                           741,256
Total liabilities                                                        976,453
Revenues                                                                 640,414
Net loss                                                             $   407,327
--------------------------------------------------------------------------------

In 1999, the Company earned approximately $38,360 of management fees in connection with the management of the Multicare operations and approximately $62,100 of pharmacy, medical supply, rehabilitation therapy and other healthcare services provided to Multicare eldercare centers.

(17) Certain Significant Risks and Uncertainties

The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

The Company has substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1999, the Company had approximately $1,484,510 of long-term indebtedness, excluding the current portion of indebtedness of $37,126, which represented 72% of our total capitalization. The Company also has significant long-term operating lease obligations with respect to certain of our eldercare centers. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

         o the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited or impaired;

         o a substantial portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on the Company's indebtedness, thereby reducing the funds available to us for our operations;

         o the Company's operating flexibility is limited by restrictions contained in some of the Company's debt agreements which set forth minimum net worth requirements and/or limit the Company's ability to incur additional indebtedness, to enter into other financial transactions, to pay dividends, and set forth minimum net worth requirements;

         o the Company's degree of leverage may make it more vulnerable to industry downturns and less competitive, may reduce the Company's flexibility in responding to changing business and industry conditions and may limit the Company's ability to pursue other business opportunities, to finance the Company's future operations or capital needs, and to implement its business strategy; and

         o certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company's to the risk of higher interest rates.

The Company expects to satisfy required payments of principal and interest on indebtedness from its cash flow from operations. The Company's ability to generate sufficient cash flows from operations depends on a number of internal and external factors affecting our business and operations, including factors beyond our control, such as prevailing industry conditions. There can be no assurances that cash flow from operations will be sufficient to enable the Company's to service its debt and meet other obligations. If such cash flow is insufficient, the Company may be required to refinance and/or restructure all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such sales of assets or additional financing could be achieved. We also have significant long-term operating lease obligations with respect to certain of our sites of service, including eldercare centers.

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long term care facilities which utilize our specialty medical services. The health care industry is experiencing the effects of the federal and state governments trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by the Company.

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

         o the adoption of the Medicare Prospective Payment System ("PPS") pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act; and

         o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

While the Company has prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on its business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect the Company's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

(18) Segment Information

In Fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) Pharmacy and medical supplies services and (2) Inpatient services.

The Company provides pharmacy and medical supply services through its NeighborCare(SM) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 69 institutional pharmacies (one is jointly-owned) and 19 medical supply distribution centers located in its various market areas. In addition, the Company operates 34 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company, including the jointly owned Multicare centers.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at its 109 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance of its operating segments based on income before interest, income taxes, depreciation, amortization, rent and nonrecurring items.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column represents operating information of business units below the prescribed quantitative thresholds. These business units derive revenues from the following services: rehabilitation therapy, management services, capitation fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees and other healthcare related services. In addition, the "Other" column includes the elimination of intersegment transactions.

------------------------------------------------------------------------------------------------------
                                                                       1999
------------------------------------------------------------------------------------------------------
                                             Pharmacy and
                                            Medical Supply    Inpatient
                                               Services        Services       Other           Total
------------------------------------------------------------------------------------------------------
Revenue from external customers               $ 927,334      $ 704,105     $ 234,987      $ 1,866,426
Revenue from intersegment customers              60,502                       79,843          140,345
Operating income (1)                            119,282        104,305        29,362          252,949
Total assets                                  1,072,099        767,748       590,067        2,429,914
------------------------------------------------------------------------------------------------------
                                                                       1998
------------------------------------------------------------------------------------------------------

Revenue from external customers                 424,778        741,383       239,144        1,405,305
Revenue from intersegment customers              47,708                       87,336          135,044
Operating income (1)                             51,441        152,483        46,271          250,195
Total assets                                  1,066,126        846,692       714,550        2,627,368

------------------------------------------------------------------------------------------------------
                                                                       1997
------------------------------------------------------------------------------------------------------

Revenue from external customers                 241,818        711,853       146,152        1,099,823
Revenue from intersegment customers              45,089                       56,452          101,541
Operating income (1)                             29,895        152,015        17,958          199,868
Total assets                                  $ 208,294      $ 986,384     $ 239,435      $ 1,434,113
------------------------------------------------------------------------------------------------------

(1) Operating income is defined as income before interest, income taxes, depreciation, amortization, rent and nonrecurring items. The Company's segment information does not include an allocation of overhead costs, which are between 3% - 4% of consolidated net revenues.

(19) Comprehensive Income

In October 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income available to common shareholders. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. The following table sets forth the computation of comprehensive loss:

                                                             September 30,
                                                         1999            1998
                                                     ---------------------------

Net loss attributed to common shareholders           $ (290,050)      $ (25,900)
Unrealized gain (loss) on marketable securities          (1,112)            684
                                                     ---------------------------
Total comprehensive loss                             $ (291,162)      $ (25,216)
                                                     ---------------------------

Accumulated other comprehensive income (loss), which is composed of net unrealized gains and losses on marketable securities, was $(428) and $684 at September 30, 1999 and 1998, respectively.

(20) Quarterly Financial Data (Unaudited)

The Company's unaudited quarterly financial information is as follows:


                                                                       Diluted
                                                                       Earnings
                                         Earnings                     (Loss) Per      Diluted
                                       (Loss) Before                  Share Before   Earnings
                         Total Net    Extraordinary    Net Income   Extraordinary   (Loss) Per
                         Revenues         Item          (Loss)          Item           Share
-----------------------------------------------------------------------------------------------
Quarter ended:
December 31, 1998      $ 479,204       $  6,476        $  4,677        $ 0.18        $ 0.13
March 31, 1999           464,619        (11,258)        (11,559)        (0.32)        (0.33)
June 30, 1999            465,088         (5,858)         (5,858)        (0.17)        (0.17)
September 30, 1999       457,515       (277,310)       (277,310)        (7.67)        (7.67)
-----------------------------------------------------------------------------------------------

Quarter ended:
December 31, 1997      $ 302,565       $ 12,822    $     10,898        $ 0.36        $ 0.31
March 31, 1998           344,299         14,568          14,568          0.41          0.41
June 30, 1998            352,526         15,991          15,991          0.45          0.45
September 30, 1998       405,915        (67,357)        (67,357)        (1.92)        (1.92)
-----------------------------------------------------------------------------------------------

Earnings (loss) per share was calculated for each three month and the twelve month period on a stand alone basis. As a result, the sum of the earnings (loss) per share for the four quarters does not equal the loss per share for the twelve months. The second and fourth quarters of 1999 include non-cash after tax impairment and other charges of approximately $7,654 and $262,755, respectively.

The fourth quarter of 1998 includes non-cash after tax impairment and other charges of approximately $77,100 (see Note 14).

The December, March and June quarters of Fiscal 1999 have each been restated to increase non-cash preferred stock dividends by $494, $482, and $486, respectively, to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight line basis over the term of this series.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company's 2000 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K, except information concerning certain Executive Officers of the Company which is set forth in Item
4.1 of this Report.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from the Company's 2000 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's 2000 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's 2000 proxy statement to be filed pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Genesis Health Ventures, Inc. and Subsidiaries are filed as part of this Form 10-K in Item 8:
              Independent Auditors' Report
              Consolidated Balance Sheets as of September 30, 1999 and 1998 Consolidated Statements of Operations for the years ended
                September 30, 1999, 1998 and 1997
              Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997
              Consolidated Statements of Cash Flows for the years ended
                September 30, 1999, 1998 and 1997
              Notes to Consolidated Financial Statements

         The following financial statements of the Multicare Companies, Inc. are incorporated by reference to Multicare's Form 10-K for the year ended September 20, 1999 filed December 29, 1999.

              Independent Auditors' Report
              Consolidated Balance Sheets as of September 30, 1999 and 1998 Consolidated Statements of Operations for the years ended
                September 30, 1999, 1998 and 1997 (unaudited), and the nine months ended September 30, 1997
              Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and the nine months ended September 30, 1997
              Consolidated Statements of Cash Flows for the years ended
                September 30, 1999, 1998 and 1997 (unaudited), and the nine months ended September 30, 1997.
              Notes to Consolidated Financial Statements

(a)(2)   Schedule
              Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 1999, 1998, and 1997. Schedule II is included herein on page 82. All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(a)(3) Exhibits

       No.          Description

       2.1(1) Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Services, Inc., Care4 L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.

       2.2(1) Asset Purchase Agreement dated October 11, 1997 among Genesis Health Ventures, Inc., The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc., and Total Rehabilitation Centers, L.L.C.

       2.3 Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp., Genesis Health Ventures, Inc., and the Multicare Companies, Inc.

       2.4(2) Agreement and Plan of Merger dated April 26, 1998, by and among Genesis Health Ventures, Inc., V Acquisition Corp. and Vitalink Pharmacy Services, Inc.

       2.5(19) Amendment Number One to the Plan of Merger dated as of July 7, 1998.

       2.6(21) Restructuring Agreement dated October 8, 1999 among The Cypress Group L.L.C., TPG Partners II, L.P., Nazem, Inc., Genesis and the other signatories thereto.

       3.1(3)       The Company's Amended and Restated Articles of
                    Incorporation.

       3.2(4)       The Company's Amended and Restated Bylaws.

       3.3(20) Amendment to the Company's Articles of Incorporation, as filed on March 11, 1994, with the Secretary of the Commonwealth of Pennsylvania.

       3.4(11) Amendment to the Company's Articles of Incorporation, as filed on August 26, 1998, with the Secretary of the Commonwealth of Pennsylvania.

       3.5(21) Amendment to the Company's Amended and Restated Articles of Incorporation, as filed with the Secretary of the Commonwealth of Pennsylvania.

       4.1(3)       Specimen of Common Stock Certificate.

       4.2(6) Specimen of the Company's First Mortgage Bonds (Series A) due 2007.

       4.3(7) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1992, by and among the Company, Delaware Trust Company and Richard N. Smith.

       4.4(22) Rights Agreement between Genesis Health Ventures, Inc. and Mellon Securities Trust Company.

       4.5(9) Indenture dated as of June 15, 1995 between the Company and Delaware Trust Company.

       4.6(9) Specimen of the Company's 9-3/4% Senior Subordinated Debentures due 2005.

       4.7(10) Indenture dated as of October 7, 1996 between the Company and First Union National Bank

       4.8(10) Specimen of the Company's 9-1/4% Senior Subordinated Notes due 2006.

       4.9(11) Rights Agreement by and between Genesis Health Ventures, Inc. and Manor Care Inc. dated April 26, 1998.

       4.10(11) Indenture dated as of December 23, 1998 between the Company and the Bank of New York.

       4.11(11) Specimen of the Company's 9-7/8% Senior Subordinated Debentures due 2009 (Attached as Exhibit A-1 to the Indenture dated December 23, 1998 between the Company and the Bank of New York attached hereto as Exhibit 4.11).

       4.12(21) Certificate of Designations for the Company's Series H Senior Convertible Participation Cumulative Preferred Stock.

       4.13(21) Certificate of Designations for the Company's Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock.

       4.14(21) Form of Warrant issued in connection with the Multicare restructuring transaction.

       +10.1(3) The Company's Employee Retirement Plan, adopted January 1, 1989, as amended and related Retirement Plan Trust Agreement

       +10.2(12)    The Company's Amended and Restated Stock Option Plan.

       +10.3(6)     The Company's 1992 Stock Option Plan for Non-Employee
                    Directors

       +10.4(6)     The Company's Incentive Compensation Program.

       +10.5(6) The Company's Execuflex Plan, dated as of January 1, 1992, and related Trust Agreement, dated December 10, 1991.

       +10.6(5) Lease dated January 5, 1989, as amended, by and between Towson Building Associates Limited Partnership and Meridian Healthcare, Inc.

       +10.7(5) Sublease dated November 30, 1993, by and between Meridian Healthcare, Inc. and Fairmount Associates, Inc.

       +10.8(8) Agreement to Purchase Partnership Interests, made as of March 1 1996, by and among Meridian Health, Inc., Fairmont Associates, Inc. and MHC Holding Company

       10.9(10) Guaranty and Agreement of Suretyship Regarding Obligations of Lessee and Affiliates from Genesis Health Ventures, Inc. and its Material Subsidiaries, dated as of October 7, 1996

       10.10(10)    Guaranty and Agreement of Suretyship from Genesis Health
                    Ventures, Inc. and its Material Subsidiaries, dated as of October 7, 1996.

       10.11(10)    Amended and Restated Lease and Agreement, dated as of
                    October 7, 1996, between Mellon Financial Services
                    Corporation #4, as Lessor, and Genesis Eldercare
                    Properties, Inc., as Lessee.

       10.12(10)    Amended and Restated Participation Agreement, dated as of
                    October 7, 1996, among Genesis Eldercare Properties, Inc., as Lessee, Mellon Financial Services Corporation #4, as
                    Lessor, Persons Named on Schedule I, as Lenders, and
                    Mellon Bank, N.A. not in its individual capacity except as expressly stated therein, but solely as Agent

       10.13(10)    Management and Affiliation Agreement, dated as of August
                    31, 1996, by and between Genesis ElderCare Network
                    Services, Inc., the Company and AGE Institute of Florida,
                    Inc.

       10.14(10)    Acquisition Loan and Security Agreement, dated as of
                    August 31, 1996, between Genesis Health Ventures, Inc. and
                    AGE Institute of Florida, Inc.

       10.15(14)    Amended and Restated Lease Agreement dated as of October
                    7, 1996 between Mellon Financial Services Corporation #4, as Lessor, and Genesis ElderCare Properties, Inc., as lessee.

       10.16(14)    Second Amendment to Amended and Restated Participation
                    Agreement dated March 7, 1998 among Genesis ElderCare
                    Properties, Inc., as lessee, Mellon Financial Services
                    Corporation #4, as lessor; various financial institutions as lendors and Mellon Bank N.A., a national banking association as Agent for Lessor and the Lendors.

       10.17(15)    Third Amended and Restated Credit Agreement dated October
                    9, 1997 to Genesis Health Ventures, Inc. from Mellon Bank,
                    N.A., Citicorp USA, Inc., First Union National Bank and
                    NationsBank, N.A.

       10.18(15)    Credit Agreement dated October 14, 1997 to The Multicare
                    Companies, Inc. from Mellon Bank, N.A., Citicorp USA,
                    Inc., First Union National Bank and NationsBank, N.A.

       +10.19(1)    Management Agreement dated October 9, 1997 among The
                    Multicare Companies, Inc., Genesis Health Ventures, Inc. and
                    Genesis ElderCare Network Services, Inc.

       10.20(15)    Stockholders' Agreement dated October 9, 1997 among
                    Genesis ElderCare Corp., The Cypress Group L.L.C., TPG
                    Partners II, L.P., Nazem, Inc. and Genesis Health
                    Ventures, Inc.

       10.21(15)    Put/Call Agreement dated October 9, 1997 among The Cypress
                    Group, L.L.C., TPG Partners, II, L.P., Nazem, Inc. and
                    Genesis Health Ventures, Inc.

       10.22(15)    Letter Agreement dated June 16, 1997 between Genesis Health
                    Ventures, Inc. and Sterns Associates.

       10.23(16)    Assignment and Assumption Agreement dated January 30, 1998 among Genesis Health Ventures, Inc., Capital Corp. and AGE
                    Institute of Florida.

       10.24(16)    Amended and Restated Promissory Note dated January 30, 1998 among Genesis Health Ventures, Inc. and, ET Capital Corp.
                    and AGE Institute of Florida.

       10.25(17)    Master Agreement for Infusion Therapy Products and Services,
                    dated June 1, 1991.

       10.26(18)    Amendment to the Master Agreement for Infusion Therapy
                    Products and Services, as amended on September 19, 1997 and April 26, 1998.

       10.27(17)    Master Pharmacy Consulting Agreement, dated June 1, 1991 and amended on September 19, 1997 and April 26, 1998

       +10.28(18)   Amendment to the Master Pharmacy Consulting Agreement, dated
                    May 31, 1991 amended on September 19, 1997 and April 26,
                    1998.

       10.29(17)    Amendment to the Master Pharmacy Services Consulting
                    Agreement, as amended on September 19, 1997 and April 26,
                    1998.

       10.30(17)    Master Agreement for Pharmacy Services, dated June 1, 1991 and amended on September 19, 1997 and April 26, 1998.

       10.31(18)    Amendments to the Master Agreement for Pharmacy Services, as
                    amended on September 19, 1997 and April 26, 1998.

       +10.32(11)   Employment Agreement between the Company and Michael R.
                    Walker dated August 12, 1998.

       +10.33(11)   Employment Agreement between the Company and George V. Hager dated August 12, 1998.

       +10.34(11)   Employment Agreement between the Company and Richard R.
                    Howard dated August 12, 1998.

       +10.35(11)   Employment Agreement between the Company and David C. Barr dated August 12, 1998.

       +10.36(11)   Employment Agreement between the Company and Maryann Timon dated November 11, 1998.

       +10.37(11)   Employment Agreement between the Company and Marc. D.
                    Rubinger dated November 11, 1998.

       +10.38(21)   Amended and Restated Stockholders Agreement dated November
                    15, 1999 by and among Genesis ElderCare Corp., The Cypress
                    Group L.L.C., TPG Partners II, L.P., Nazem, Inc., Genesis and the other signatories thereto.

       +10.39(21)   Amended and Restated Put/Call Agreement dated November 15,
                    1999 by and among The Cypress Group L.L.C., TPG Partners
                    II, L.P., Nazem, Inc., Genesis and the other signatories thereto.

       +99.1(23)    Fourth Amended and Restated Credit Agreement dated as of
                    August 20, 1999 by and among Genesis, the Subsidiaries of Genesis referred to on the signature pages thereto (and such other subsidiaries of Genesis which may from time to time become Borrowers thereunder in accordance with the provisions thereof) (collectively with Genesis, the "Borrowers"), the Lenders referred to on the signature pages thereto (together with other lenders parties thereto from time to time, and their successors and assigns, the "Lenders"), Mellon Bank, N.A., a national banking association as issuer of Letters of Credit thereunder (in such capacity, together with its successors and assigns in such capacity, the "Administrative Agent"), Citicorp USA,
                    Inc. as Syndication Agent, First Union National Bank, a national banking association as Documentation Agent, and Bank of America, N.A. (as successor to NationsBank, N.A. and
                    Bank of America, NT&SA), a national banking association as Syndication Agent.

       21           Subsidiaries of the Company

       23           Consent of KPMG LLP

       23.1         Consent of KPMG LLP

       27           Financial Data Schedule
-------------------------

+        Management contract or compensatory plan or arrangement

(1) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 10, 1997.

(2) Incorporated by reference to Form S-4, dated June 30, 1998 (File No. 333-58221)

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40007).

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

(6) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-51670).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(9)      Incorporated by reference to Form S-3, dated June 20, 1995 (File No.
         33-9350).

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 1998.

(12) Incorporated by reference to Form S-8, dated May 19, 1998 (File No. 333-53043)

(13)     Incorporated by reference to the Company's Form 8-K dated November 30,
         1993.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(15) Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(17) Incorporated by reference to the Vitalink Pharmacy Services, Inc. Form S-1/A, dated February 29, 1992 (File No. 33-43261).

(18) Incorporated by reference to the Vitalink Pharmacy Services, Inc. Form 10-K dated August 31, 1998 (File No. 001-12729)

(19) Incorporated by reference to the Company's Amendment No. 1 to Form S-4 filed July 28, 1998 (333-58221).

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(21) Incorporated by reference to the Company's Report on Form 8-K dated November 15, 1999.

(22)     Incorporated by reference to the Company's Form 8-A filed May 11, 1995.

(23) Incorporated by reference to the Company's Form 10-Q/A filed September 15, 1999.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated August 2, 1999, reporting it had reached an agreement with The Cypress Group L.L.C. and TPG Partners II, L.P. to restructure the Multicare joint venture. The Current Report on Form 8-K does not include financial statements.

         The Company filed a Current Report on Form 8-K dated November 15, 1999, reporting the closing of its transaction with The Cypress Group L.L.C and TPG Partners II, L.P. to restructure the Multicare joint venture. The Current Report on Form 8-K does not include financial statements.

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.

Under date of December 1, 1999, we reported on the consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999 , as contained in the Genesis Health Ventures, Inc. annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Philadelphia, Pennsylvania
December 1, 1999

                                   Schedule II
                          Genesis Health Ventures, Inc.
                        Valuation and Qualifying Accounts
                  Years Ended September 30, 1999, 1998 and 1997
                                 (in thousands)


                                                Balance at                        Charged to                      Balance at
                                               Beginning of      Charged to         Other                           End of
Description                                       Period         Operations      Accounts (1)   Deductions (2)      Period
-------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1999
Allowance for Doubtful Accounts                 $ 73,719           54,061           1,500           43,213          $86,067

Year Ended September 30, 1998
Allowance for Doubtful Accounts                 $ 39,418           18,016          36,497           20,212          $73,719

Year Ended September 30, 1997
Allowance for Doubtful Accounts                 $ 11,131           12,615          27,563           11,891          $39,418


(1) - Represents amounts related to acquisitions
(2) - Represents amounts written off as uncollectible

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No 1 to its Report to be signed on its behalf on December 27, 1999 by the undersigned duly authorized.

                            Genesis Health Ventures, Inc.
                            By: /s/ George V. Hager, Jr.
                            ------------------------------------
                            George V. Hager, Jr.,
                            Executive Vice President
                              and Chief Financial Officer

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 27, 1999.

Signature                                                   Capacity

/s/ Michael R. Walker
----------------------------                Chairman and Chief Executive Officer
Michael R. Walker


/s/ Richard R. Howard
----------------------------                Vice Chairman and Director
Richard R. Howard


/s/ Jack R. Anderson
----------------------------                Director
Jack R. Anderson


/s/ James G. Coulter
----------------------------                Director
James G. Coulter


/s/ Samuel H. Howard
----------------------------                Director
Samuel H. Howard


/s/ Roger C. Lipitz
----------------------------                Director
Roger C. Lipitz


/s/ Stephen E. Luongo
----------------------------                Director
Stephen E. Luongo


----------------------------                Director
Alan B. Miller


----------------------------                Director
James L. Singleton


/s/ George V. Hager, Jr.
----------------------------                Chief Financial Officer
George V. Hager, Jr.                        (Principal Accounting Officer)