Form 10-Q
period 1999-12-31
GENESIS HEALTH VENTURES INC /PA
filed 2000-02-14
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

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

                                 YES [x]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 9, 2000: 48,640,123 shares of common stock

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS..........................................................1


Part I:  FINANCIAL INFORMATION

         Item 1.    Financial Statements...........................................................................2

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................................................16

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................................28

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................................................29

         Item 2.  Changes in Securities...........................................................................31

         Item 3.  Defaults Upon Senior Securities.................................................................31

         Item 4.  Submission of Matters to a Vote of Security Holders.............................................31

         Item 5.  Other Information...............................................................................31

         Item 6.  Exhibits and Reports on Form 8-K................................................................31


SIGNATURES........................................................................................................32

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

         o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, and to control costs; and the expected effects of government regulation on reimbursement for services provided and on the costs of doing business;

         o certain statements in the Notes to Unaudited Condensed Consolidated Financial Statements concerning pro forma adjustments; and

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

         o        the effect of planned dispositions of assets;

         o our ability or inability to secure the capital and the related cost of the capital necessary to fund future growth;

         o the impact of health care reform, including the Medicare Prospective Payment System ("PPS"), the Balanced Budget Refinement Act ("BBRA") and the adoption of cost containment measures by the federal and state governments;

         o the adoption of cost containment measures by other third party payors;

         o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

         o the occurrence of changes in the mix of payment sources utilized by our patients to pay for our services;

         o        competition in our industry;

         o our ability to consummate or complete development projects or to profitably operate or successfully integrate enterprises into our other operations; and

         o        changes in general economic conditions.

These and other factors have been discussed in more detail in the Company's periodic reports, including its Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

                         Part I: FINANCIAL INFORMATION


Item 1:  Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                            December 31,              September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                1999                     1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                                $ 20,699                 $ 12,397
          Investments in marketable securities                                                  35,609                   24,599
          Accounts receivable, net of allowance for doubtful accounts                          472,852                  370,472
          Inventory                                                                             69,500                   63,369
          Prepaid expenses and other current assets                                             64,378                   46,964
--------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                       663,038                  517,801
--------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment, net                                                          1,216,082                  612,301
Notes receivable and other investments                                                          43,712                   40,075
Other long-term assets                                                                         156,738                  112,978
Investments in unconsolidated affiliates                                                        19,450                  180,882
Goodwill and other intangibles, net                                                          1,447,330                  965,877
--------------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                           $ 3,546,350              $ 2,429,914
--------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
          Current installments of long-term debt                                              $ 72,836                 $ 37,126
          Accounts payable and accrued expenses                                                288,857                  244,971
--------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                                  361,693                  282,097
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                               2,242,754                1,484,510
Deferred income taxes                                                                           76,328                   13,827
Deferred gain and other long-term liabilities                                                   78,684                   61,590
Minority interest                                                                              176,111                        -
Redeemable preferred stock                                                                     423,335                        -

Shareholders' equity:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
             5,000,000 shares, 589,804 and 590,253 issued and outstanding at
               December 31, 1999 and September 30, 1999, respectively                                6                        6
          Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 48,651,815 and 48,639,715 at December 31, 1999;
              36,145,678 and 36,133,578 at September 30, 1999                                      748                      723
          Additional paid-in capital                                                           803,426                  753,452
          Retained deficit                                                                    (615,803)                (165,620)
          Accumulated other comprehensive loss                                                    (689)                    (428)
          Treasury stock, at cost                                                                 (243)                    (243)
--------------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                                 187,445                  587,890
--------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                             $ 3,546,350              $ 2,429,914
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                                          Three months ended
                                                                                              December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                      1999                    1998
---------------------------------------------------------------------------------------------------------------------------
Net revenues:
        Pharmacy and medical supply services                                       $ 223,907               $ 236,217
        Inpatient services                                                           326,327                 176,032
        Other revenue                                                                 36,650                  66,955
----------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                      586,884                 479,204
----------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                                           513,414                 408,050
        Other charges                                                                  7,720                    -
Multicare joint venture restructuring charge                                         420,000                    -
Depreciation and amortization                                                         29,118                  17,807
Lease expense                                                                          9,527                   6,367
Interest expense, net                                                                 52,776                  27,323
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes, minority interest, equity in net loss of unconsolidated affiliates, extraordinary item and
   cumulative effect of an accounting change                                        (445,671)                 19,657
Income tax expense (benefit)                                                          (7,280)                  7,378
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before minority interest, equity in net loss of unconsolidated affiliates, extraordinary item and
   cumulative effect of an accounting change                                        (438,391)                 12,279
Minority interest                                                                      6,927                    -
Equity in net loss of unconsolidated affiliates                                            -                    (892)
----------------------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary item and cumulative effect
   of accounting change                                                             (431,464)                 11,387
Extraordinary item, net of tax                                                             -                  (1,799)
Cumulative effect of accounting change                                               (10,412)                   -
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   (441,876)                  9,588
Preferred stock dividends                                                              8,306                   4,911
----------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                               $ (450,182)                $ 4,677
----------------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic
           Earnings (loss) before extraordinary items
             and cumulative effect of accounting change                             $ (10.37)                 $ 0.18
           Net income (loss)                                                        $ (10.62)                 $ 0.13
           Weighted average shares of common stock                                42,389,715              35,217,418
----------------------------------------------------------------------------------------------------------------------
        Diluted
           Earnings (loss) before extraordinary items
             and cumulative effect of accounting change                             $ (10.37)                 $ 0.18
           Net income (loss)                                                        $ (10.62)                 $ 0.13
           Weighted average shares of common stock and equivalents                42,389,715              35,380,732
----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                  Three months ended
                                                                                                      December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  1999              1998
----------------------------------------------------------------------------------------------------------------------------
      Cash flows from operating activities:
             Net income (loss)                                                                 $ (441,876)          $ 9,588
             Net charges included in operations not requiring funds                               451,117            17,462
             Changes in assets and liabilities excluding the effects of acquisitions
                     Accounts receivable                                                           (7,875)          (29,459)
                     Accounts payable and accrued expenses                                        (33,864)          (22,364)
                     Other, net                                                                    (6,174)              911
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in operations                                                          (38,672)          (23,862)
----------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Purchase of marketable securities                                                    (11,271)                -
             Proceeds on maturity or sale of marketable securities                                      -             2,472
             Capital expenditures                                                                 (14,314)          (17,551)
             Payments for acquisitions, net of cash acquired                                            -            (4,125)
             (Investments) in and proceeds from unconsolidated affiliates                           3,846           (12,474)
             Notes receivable and other investment and
                other long-term asset additions, net                                              (11,677)           (2,692)
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                (33,416)          (34,370)
----------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings under working capital revolving credit facilities                      39,201            65,539
             Repayment of long-term debt and payment of sinking fund requirements                 (22,778)         (120,429)
             Proceeds from issuance of long-term debt                                              10,000           120,200
             Proceeds from issuance of common stock                                                50,000                 -
             Debt issuance costs                                                                        -            (3,088)
             Stock options exercised                                                                    -                 9
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                             76,423            62,231
----------------------------------------------------------------------------------------------------------------------------

      Net increase in cash and equivalents                                                          4,335             3,999
      Cash and equivalents
             Beginning of year                                                                     16,364             4,902
----------------------------------------------------------------------------------------------------------------------------
             End of year                                                                         $ 20,699           $ 8,901
----------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results expected for the full year. Certain prior period balances have been reclassified to conform with the current period presentation.

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

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of The Multicare Companies, Inc. ("Multicare"), making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to purchase (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

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

          Amendment to Put/Call Agreement; Issuance of Preferred Stock

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred"), which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp., and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, (the "Series I Preferred") which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

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

                                   Standstill

The Sponsors have agreed that, subject to certain termination provisions, neither they nor their affiliates will, without Genesis' prior written consent, either alone or as part of a group, acquire any voting securities of Genesis, except for the voting securities to be issued in the restructuring transaction and pursuant to stock splits, stock dividends or other distributions or offerings made available to holders of Genesis voting securities generally.

                               Accounting Effects

Prior to the restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Upon consummation of the restructuring transaction, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest.

In connection with the restructuring transaction, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon the Company's assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint-venture.

The following unaudited pro forma statement of operations information gives effect to the Multicare joint venture restructuring had it occurred on October 1, 1998, after giving effect to certain adjustments, including the elimination of intercompany transactions, the recording of minority interest, the issuance of common stock, the recording of preferred stock dividends, the repayment of debt with proceeds from the issuance of common stock and related income tax effects. The unaudited pro forma financial information has been prepared to reflect the consolidation of the financial results of Multicare. Accordingly, Multicare's revenues and expenses are presented at their recorded historical amounts and the financial impact of all transactions between Genesis and Multicare are eliminated in consolidation. The pro forma financial information does not include the $420,000,000 non cash charge representing the cost estimated to terminate the Multicare put. This charge is a direct result of the Multicare joint venture restructuring. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transaction occurred at the beginning of the period presented.

                                                                             (In thousands, except per
                                                                                 common share data)
                                                                                 Three Months Ended
Unaudited Pro Forma Statement of Operations Information:                          December 31, 1998
                                                                                  -----------------
Total net revenue                                                                    $   622,345
Income before extraordinary items                                                            627
Net loss                                                                                  (1,172)
Earnings per common share, before extraordinary items, diluted                              0.01
Loss per common share, diluted                                                       $     (0.02)

3.       Long-Term Debt

                             Genesis Credit Facility

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Genesis Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The fourth amended and restated credit agreement made the financial covenants for certain periods less restrictive, increased the Annual Applicable Margin (defined below) and provided the lenders of the Genesis Credit Facility a collateral interest in certain real and personal property of the Company, required minimum assets sales and generally reallocated the proceeds thereof among the Tranche II Facility (defined below), the Genesis Revolving Facility (defined below) and the Genesis Term Loans (defined below), permitted the restructuring of the Put/Call Agreement, as defined, and increased the interest rates applying to the Term Loans and the Revolving Facility. Additionally, the fourth amended and restated credit agreement provides for $40,000,000 of additional borrowing capacity, (the "Tranche II Facility") available to the Company beginning in December 1999. The asset sales required by the Genesis Credit Facility total $12,000,000 by December 31, 1999, $37,000,000 by June 30, 2000 and $40,000,000 by December 31, 2000. Genesis has satisfied the requirement through December 31, 1999 and has transactions in process to satisfy the majority of the aggregate requirement through December 31, 2000.

The Genesis Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Genesis Term Loans"), and a $650,000,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000,000 Tranche II Facility. The Genesis Term Loans amortize in quarterly installments through 2005, of which $28,670,000 is payable in Fiscal 2000. The Genesis Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445,000 at December 31, 1999 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $152,131,000 at December 31, 1999 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,767,000 at December 31, 1999 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,198,000 at December 31, 1999, becomes payable in full on September 30, 2003. As of December 31, 1999, there were no borrowings outstanding under the Tranche II Facility.

The Genesis Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Genesis' subsidiaries' real property were also granted. Loans under the Genesis Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Genesis Tranche A Term Facility and Genesis Revolving Facility have an Annual Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans (an effective rate of 9.44% at December 31, 1999). Loans under the Genesis Tranche B Term Facility have an Annual Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBO Rate loans (an effective rate of 9.69% at December 31, 1999). Loans under the Genesis Tranche C Term Facility have an Annual Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBO Rate loans (an effective rate of 9.94% at December 31, 1999). Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

The Genesis Credit Facility contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; cause Genesis and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), and to maintain corporate separateness; and cause Genesis to comply with the terms of other material agreements, as well as to comply with usual and customary covenants for transactions of this nature.

                            Multicare Credit Facility

Multicare entered into a fourth amended and restated credit agreement on August 20, 1999 (the "Multicare Credit Facility") which made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of assets sales to repay indebtedness under the Multicare Tranche A Term Facility (defined below) and Multicare Revolving Facility (defined below), permitted the restructuring of the Put/Call Agreement, increased the interest rates applying to the Multicare Term Loans (defined below) and the Multicare Revolving Facility, and increased the level of management fee Multicare may defer from two percent to four percent (on an annualized basis) in any fiscal year.

The Multicare Credit Facilities consist of three term loans with an aggregate original balance of $400,000,000 (collectively, the "Multicare Term Loans"), and a $125,000,000 revolving credit loan (the "Multicare Revolving Facility"). The Multicare Term Loans amortize in quarterly installments through 2005, of which $34,000,000 is payable in Fiscal 2000. The loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $140,000,000 at December 31, 1999 (the "Multicare Tranche A Term Facility");
(ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $146,625,000 at December 31, 1999 (the "Tranche B Term Facility"); and (iii) and an original eight year term loan maturing in June 2005 with an outstanding balance of $48,750,000 at December 31, 1999 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $123,534,000 at December 31, 1999, becomes payable in full on September 30, 2003.

The Multicare Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Multicare's subsidiaries' real property were also granted. Loans under the Multicare Credit Facility bear, at Multicare's option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, an Annual Applicable Margin that is dependent upon a certain financial ratio test.

Effective with the Amendment on August 20, 1999, loans under the Multicare Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75% (an effective rate of 9.94% at December 31, 1999); loans under the Multicare Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.0% (an effective rate of 10.16% at December 31, 1999); loans under the Multicare Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.25%; (an effective rate of 10.44%) loans under the Multicare Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75% (an effective rate of 9.94%). Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

Multicare continues to actively pursue sales of assets in Ohio, Illinois and Wisconsin. Management is currently engaged in discussions for the asset sales; however, the Company has no firm commitments from potential purchasers for these assets. There can be no assurances that any such sales of assets will be achieved.

All net proceeds of the disposition of certain assets located in Ohio not in excess of $55,000,000 shall be applied against the Multicare Revolving Facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held be each applicable lender.

All net proceeds of the disposition of certain assets located in Illinois and Wisconsin shall be applied first against the Multicare Tranche A Term Loan, on a pro rata basis in accordance with the relative aggregate principal amounts held by each applicable lender.

The Multicare Credit Facility contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to: dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Multicare and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; cause Multicare and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), and to maintain corporate separateness; and cause Multicare to comply with the terms of other material agreements, as well as to comply with usual and customary covenants for transactions of this nature.

                               Other Indebtedness

Genesis has outstanding an aggregate of $370,000,000 of Senior Subordinated Notes (the "Genesis Notes") with interest rates ranging from 9.25% to 9.875%. Interest on the Genesis Notes are payable semi-annually. The Genesis Notes are due in 2005 through 2009. Multicare has outstanding $250,000,000 of 9.00% Senior Subordinated Notes (the "Multicare Notes") that are due in 2007. Interest on the Multicare Notes is payable semi-annually.

Certain of Genesis' and Multicare's other outstanding loans contain covenants which, without the prior consent of the lenders, limit certain of Genesis' and Multicare's activities. Such covenants contain limitations relating to the merger or consolidation of Genesis or Multicare and Genesis' and Multicare's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, Genesis and Multicare must maintain certain minimum levels of cash flow and debt service coverage, and must maintain certain ratios of liabilities to net worth. Under certain of these loans, Genesis is restricted from paying cash dividends on the Common Stock, unless certain conditions are met. Genesis has not declared or paid any cash dividends on our Common Stock since its inception.

4.       Certain Significant Risks and Uncertainties

The following information is provided in accordance with the AICPA Statement of Position No. 94-6, "Disclosure of Certain Significant Risks and Uncertainties."

The Company has substantial indebtedness and, as a result, significant debt service obligations. As of December 31, 1999, the Company had approximately $2,242,754,000 of long-term indebtedness, excluding the current portion of indebtedness of $72,836,000, which represented 74% of our total capitalization. The Company also has significant long-term operating lease obligations with respect to certain of our eldercare centers. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

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


The Company expects to satisfy required payments of principal and interest on indebtedness from its cash flow from operations and the sales of certain assets. Management is currently engaged in discussions for the asset sales, however, the Company has no firm commitments from potential purchasers for these assets. The Company's ability to make scheduled payments of the principal or interest on, or to refinance indebtedness, depends on the future performance of the Company's business, which is in turn subject to financial, business, economic and other factors affecting the Company's business and operations, including factors beyond its control, such as prevailing industry conditions. There can be no assurances that cash flow from operations will be sufficient to enable the Company's to service its debt and meet other obligations. If such cash flow is insufficient, the Company may be required to refinance and/or restructure all or a portion of its existing debt, to sell assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such sales of assets or additional financing could be achieved. We also have significant long-term operating lease obligations with respect to certain of our sites of service, including eldercare centers.

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long term care facilities which utilize our specialty medical services. The health care industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services to be provided by the Company.

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

         o the adoption of the Medicare Prospective Payment System pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act, and

         o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

While the Company has prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on its business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that these legislative changes or any future healthcare legislation will not adversely affect the Company's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

5.       Other Charges

In November 1999, the Company's Board of Directors approved a plan allowing employees and directors to elect to redeem unexercised stock options issued to them prior to January 1, 1999 in exchange for Genesis common stock (the "Redemption Plan"). If an optionee elected to participate in the Redemption Plan, every one vested outstanding stock option held as of November 11, 1999 was exchanged for one share of Genesis common stock, and every two unvested outstanding stock options held as of November 11, 1999 was exchanged for one share of Genesis common stock. Nearly all optionees elected to participate in the Redemption Plan. The Redemption Plan is subject to shareholder approval and will be voted upon at the Company's 2000 Annual Meeting scheduled for March 16, 2000. The Company believes it has secured sufficient votes on this shareholder proposal, and as a result, recorded a pretax charge of approximately $7,720,000 in the first fiscal quarter of 2000 to recognize the non-cash compensation expense of the Redemption Plan. The elections made by optionees will result in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis common stock.

6.       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) attributed to common shares (amounts are in thousands except per share data):

                                                                     Three                  Three
                                                                     Months                 Months
                                                                     Ended                  Ended
                                                                  December 31,            December 31,
                                                                      1999                   1998
                                                           -------------------------- --------------------
Basic Earnings (Loss) Per Share:

Income (loss) before extraordinary item and
   cumulative effect of accounting change                         $ (439,770)              $ 6,476
Extraordinary item                                                         -                (1,799)
Cumulative effect of accounting change                               (10,412)                    -
                                                           -------------------------- --------------------
Net income (loss) attributed to common shareholders               $ (450,182)              $ 4,677
                                                           -------------------------- --------------------

Weighted average shares                                               42,390                35,217
                                                           -------------------------- --------------------

Earnings (loss) per share before extraordinary
   item and cumulative effect of accounting change                $   (10.37)              $  0.18
Extraordinary item                                                         -                 (0.05)
Cumulative effect of an accounting change                              (0.25)                    -
                                                           -------------------------- --------------------
Earnings (loss) per share                                         $   (10.62)              $  0.13
                                                           -------------------------- --------------------

Diluted Earnings (Loss) Per Share:

Income (loss) before extraordinary item and
   cumulative effect of accounting change                         $ (439,770)              $ 6,476
Extraordinary item                                                         -                (1,799)
Cumulative effect of accounting change                               (10,412)                    -
                                                           -------------------------- --------------------
Net income (loss) attributed to common shareholders               $ (450,182)              $ 4,677
                                                           -------------------------- --------------------
Weighted average shares & common stock equivalents:
       Common shares                                                  42,390                35,217
       Dilutive effect of unexcercised stock options                       -                   164
                                                           -------------------------- --------------------
Total                                                                 42,390                35,381
                                                           -------------------------- --------------------

Earnings (loss) per share before extraordinary item
   and cumulative effect of accounting change                     $   (10.37)              $  0.18
Extraordinary item                                                         -                 (0.05)
Cumulative effect of accounting change                                 (0.25)                    -
                                                           -------------------------- --------------------
Earnings (loss) per share                                         $   (10.62)              $  0.13
                                                           -------------------------- --------------------

The operating results of the December 31, 1998 quarter have been restated to increase non-cash preferred stock dividends by $494,000 to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight line basis over the term of this series.

7.       Comprehensive Income

The following table sets forth the computation of comprehensive income (loss) (amounts in the table are in thousands):

                                                                       Three                  Three
                                                                       Months                 Months
                                                                       Ended                   Ended
                                                                     December 31,            December 31,
                                                                        1999                   1998
                                                             -------------------------- -------------------
Net income (loss) attributed to common shareholders                  $ (450,182)             $ 4,677
Unrealized loss on marketable securities                                   (261)                (194)
                                                             -------------------------- -------------------
Total comprehensive income (loss)                                    $ (450,443)             $ 4,483
                                                             -------------------------- -------------------


Accumulated other comprehensive income (loss), which is composed of net unrealized gains and losses on marketable securities, was $(689,000) and $490,000 at December 31, 1999 and 1998, respectively.

8.       Segment Information

The Company has two reportable segments: (1) Pharmacy and medical supplies services and (2) Inpatient services.

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers Genesis operates, as well as to independent healthcare providers by contract. The Company provides these services through 69 institutional pharmacies (one is jointly-owned) and 19 medical supply distribution centers located in its various market areas. In addition, the Company operates 34 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company, including the jointly owned Multicare centers.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at 221 eldercare centers owned and leased by Genesis and Multicare. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The accounting policies of the segments are the same as those of the Company. All intersegment sales prices are market based. The Company evaluates performance of its operating segments based on income before interest, income taxes, depreciation, amortization, rent and nonrecurring items.

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




                                         Pharmacy and
                                            Medical
                                            Supply
                                           Services        Inpatient
(in thousands)                                              Services          Other           Total
----------------------------------------------------------------------------------------------------------
Three months ended
 December 31, 1999
----------------------------------------------------------------------------------------------------------
Revenue from external customers              $ 223,907         $ 326,327       $ 36,650         $ 586,884
Revenue from intersegment
   customers                                    26,321                 -         40,299            66,620
Operating income (1)                            25,860            39,208          8,402            73,470
Total assets                                 1,090,280         1,811,692        644,378         3,546,350

----------------------------------------------------------------------------------------------------------
Three months ended
 December 31, 1998
----------------------------------------------------------------------------------------------------------

Revenue from external customers                236,217           176,032         66,955           479,204
Revenue from intersegment
   customers                                    14,522                 -         20,360            34,882
Operating income (1)                            33,749            27,655          9,750            71,154
Total assets                                $1,087,520        $  850,375      $ 732,783      $  2,670,678
----------------------------------------------------------------------------------------------------------


(1) Operating income is defined as income before interest, income taxes, depreciation, amortization, rent and nonrecurring items. The Company's segment information does not include an allocation of overhead costs, which are between 3% - 4% of consolidated net revenues.

9.       Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", (SOP 98-5) which requires the costs of start-up activities be expensed as incurred, rather than capitalized and subsequently amortized. The adoption of SOP 98-5 resulted in the write-off of $10,412,000, net of tax, of unamortized start-up costs and is reflected as a cumulative effect of accounting change.

Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

General

Genesis Health Ventures, Inc. was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "Genesis," the "Company," "we," "our," or "us" refers to Genesis Health Ventures, Inc. and Subsidiaries. Since we began operations in July 1985, we have focused our efforts on providing an expanding array of specialty medical services to elderly customers. We generate revenues primarily from two sources: pharmacy and medical supply services, and inpatient services. However, we also derive revenue from other sources.

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. We provide these services through 69 institutional pharmacies (one is jointly-owned) and 19 medical supply distribution centers located in our various market areas. In addition, we operate 34 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. NeighborCare purchases substantially all of its pharmaceuticals, approximately $540,000,000 annually, through Cardinal Health, Inc. under a five year contract which commenced in May of 1999. NeighborCare has other sources of supply available to it and has not experienced difficulty obtaining pharmaceuticals or other supplies used in the conduct of its business. Approximately 91% of the sales attributable to all pharmacy operations in the twelve months ended September 30, 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by us, including the jointly owned and consolidated Multicare centers.

We include in inpatient service revenue all room and board charges and ancillary service revenue for our eldercare customers at 221 eldercare centers owned and leased by Genesis and Multicare.

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

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of The Multicare Companies, Inc. ("Multicare"), making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the

"Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. Common Stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to purchase (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

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

                                   Standstill

The Sponsors have agreed that, subject to certain termination provisions, neither they nor their affiliates will, without Genesis' prior written consent, either alone or as part of a group, acquire any voting securities of Genesis, except for the voting securities to be issued in the restructuring transaction and pursuant to stock splits, stock dividends or other distributions or offerings made available to holders of Genesis voting securities generally.

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

In connection with the restructuring transaction, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon the Company's assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint-venture.

Results of Operations

Three months ended December 31, 1999 compared to three months ended December 31, 1998

The Company's total net revenues for the quarter ended December 31, 1999 were $586,884,000 compared to $479,204,000 for the quarter ended December 31, 1998, an increase of $107,680,000 or 22%. Pharmacy and medical supply service revenue from external and intersegment customers was $250,228,000 for the quarter ended December 31, 1999 versus $250,739,000 for the quarter ended December 31, 1998. Inpatient service revenue increased $150,295,000 or 85% to $326,327,000 from $176,032,000. Of this increase, approximately $156,973,000 is attributed to the consolidation of Multicare's inpatient revenues in the quarter ended December 31, 1999. This increase is offset by reduced revenue of approximately $9,100,000 resulting from seven fewer eldercare centers in the December 31, 1999 quarter compared to the December 31, 1998 quarter. The remaining increase of approximately $2,400,000 is due to shifts in payor mix and rates. Total patient days increased 959,512 to 2,210,839 during the quarter ended December 31, 1999 compared to 1,251,327 during the comparable period last year. Of this increase, approximately 1,029,138 patient days are attributed to the consolidation of Multicare's inpatient business in the quarter ended December 31, 1999, offset by a reduction of 76,042 patient days resulting from seven fewer eldercare centers in the December 31, 1999 quarter compared to the December 31, 1998 quarter. The remaining increase of approximately 6,400 patient days is attributed to the fill up of several recently opened assisted living properties. Other revenues decreased approximately $30,305,000 from $66,955,000 to $36,650,000.
Approximately $5,300,000 of this decline is attributed to contraction in the Company's rehabilitation services business since the January 1, 1999 implementation of PPS by many of the Company's external rehabilitation customers. Approximately $15,300,000 of the decline is attributed to the consolidation of Multicare's results with those of Genesis and the resulting elimination of management fee and other service related revenues with Multicare in the quarter ended December 31, 1999. Approximately $6,400,000 of this decline is attributed to the termination of a capitation contract in the Company's Chesapeake region. The remaining decline in other revenue of approximately $3,300,000 is attributed to the Company's other heath care services business lines, including the Company's transportation business.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $513,414,000 for the quarter ended December 31, 1999 compared to $408,050,000 for the quarter ended December 31, 1998, an increase of $105,364,000 or 26%, of which approximately $113,652,000 is attributed to the consolidation of Multicare's results with those of Genesis, approximately $1,300,000 is attributed to the Company's adoption of a new accounting principle that requires start-up costs be expensed when incurred, and approximately $4,900,000 is principally attributed to inflationary increases. These increases are offset by reduced operating expenses of approximately $6,400,000 attributed to a terminated capitation contract in the Company's Chesapeake region and $8,100,000 resulting from seven fewer eldercare centers operating in the December 31, 1999 quarter compared to the December 31, 1998 quarter.

The Company recorded a non cash pre tax charge of $7,720,000 in the quarter ended December 31, 1999 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors have elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan is subject to shareholder approval and will be voted upon at the Company's 2000 Annual Meeting scheduled for March 16, 2000. The Company believes it has secured sufficient votes on this shareholder proposal, and as a result, recorded a pretax charge of approximately $7,720,000 in the first fiscal quarter of 2000 to recognize the non-cash compensation expense of the Redemption Plan. The elections made by optionees will result in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis common stock.

In the quarter ended December 31, 1999, approximately $29,100,000 of revenue, and a corresponding amount of expense, was eliminated in consolidation for transactions between Genesis and Multicare.

In connection with the Multicare joint venture restructuring, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon the Company's assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint-venture.

Depreciation and amortization expense increased $11,311,000, of which $9,558,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase is principally attributed to incremental amortization of deferred financing costs, as well as incremental depreciation expense from capital expenditures made since December 31, 1998.

Interest expense increased $25,453,000, of which $18,239,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase in interest expense is primarily due to additional capital and working capital borrowings and an increase in the Company's weighted average borrowing rate.

Minority interest of $6,927,000 recorded during the quarter ended December 31, 1999 principally represents Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. The cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $16,400,000 pre tax and $10,400,000 after tax.

Preferred stock dividends increased $3,395,000 to $8,306,000 during the quarter ended December 31, 1999 compared to $4,911,000 during the quarter ended December 31, 1998. This increase is attributed to the issuance of Series H and Series I Preferred Stock in mid-November, 1999. The December 31, 1998 preferred stock dividends were restated, resulting in an increase of $494,000, to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight line basis over the term of that series.

Liquidity and Capital Resources

General

We have substantial indebtedness and, as a result, significant debt service obligations. As of December 31, 1999, we had approximately $2,242,754,000 of long-term indebtedness, excluding the current portion of indebtedness of $72,836,000, which represented 74% of our total capitalization. The degree to which we are leveraged could have important consequences, including, but not limited to the following:

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


 The Company expects to finance required payments of principal and interest on our indebtedness from its cash flow from operations and the sales of certain assets. Management is currently engaged in discussions for the asset sales, however, the Company has no firm commitments from potential purchasers for these assets. The Company's ability to make scheduled payments of the principal or interest on, or to refinance indebtedness, depends on the future performance of the Company's business, which is in turn subject to financial, business, economic and other factors affecting the Company's business and operations, including factors beyond its control, such as prevailing industry conditions. There can be no assurances that the anticipated sales will be consummated and that cash flow from operations will be sufficient to enable the Company's to service its debt and meet other obligations. If such cash flow is insufficient, the Company may be required to refinance and/or restructure all or a portion of its existing debt, to sell additional assets or to obtain additional financing. There can be no assurance that any such refinancing or restructuring would be possible or that any such additional sales of assets or additional financing could be achieved.

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

Working capital increased $65,641,000 to $301,345,000 at December 31, 1999 from $235,704,000 at September 30, 1999, of which approximately $27,400,000 is due to a reduction in accounts payable and accrued expenses as a result of the timing of vendor and interest payments, $20,500,000 is due to growth in trade receivables, $11,100,000 is due to the purchase of investments in marketable securities held by the Company's insurance captive and $6,100,000 is due to growth in inventory balances. Genesis' cash flow from operations for the three months ended December 31, 1999 was a use of cash of $38,672,000 compared to a use of cash of $23,862,000 for the three months ended December 31, 1998. At December 31, 1999, included in accounts receivable were approximately $11,600,000 due from HCR Manor Care (see "Legal Proceedings") and approximately $19,800,000 due from Mariner Post-Acute Network, Inc. and Mariner Health Group, Inc. ("Mariner") for the provision of certain ancillary services rendered. At December 31, 1999, $34,200,000 of trade receivables and payables between Genesis and Multicare were eliminated in consolidation.

On January 18, 2000, Mariner Post-Acute Network, Inc. and Mariner Health Group, Inc. filed separate voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. The Company is actively pursuing its claim for the receivables from Mariner, including participating as a member of the official unsecured creditors committee, in order to ensure the interests of the Company are protected.

Investing activities for the three months ended December 31, 1999 include approximately $14,300,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. Of the capital expenditures, approximately $4,900,000 relates to the construction, renovation and expansion of assisted living facilities. Cash proceeds from investments in unconsolidated affiliates of approximately $3,800,000 during the three months ended December 31, 1999 represents proceeds raised by joint venture partnerships with outside financing sources to refinance construction costs initially funded by the Company

Credit Facilities and Other Debt

                             Genesis Credit Facility

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries a credit facility totaling $1,250,000,000 (the "Genesis Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The fourth amended and restated credit agreement made the financial covenants for certain periods less restrictive, increases the Annual Applicable Margin (defined below) and provides the lenders of the Genesis Credit Facility a collateral interest in certain real and personal property of the Company, required minimum assets sales and generally reallocated the proceeds thereof among the Tranche II Facility (defined below), the Genesis Revolving Facility (defined below) and the Genesis Term Loans (defined below), permitted the restructuring of the Put/Call Agreement, as defined, and increased the interest rates applying to the Genesis Term Loans and the Genesis Revolving Facility. Additionally, the fourth amended and restated credit agreement provides for $40,000,000 of additional borrowing capacity, (the "Tranche II Facility"). The asset sales required by the Genesis Credit Facility total $12,000,000 by December 31, 1999, $37,000,000 by June 30, 2000 and $40,000,000
by December 31, 2000. Genesis has satisfied the requirement through December 31, 1999 and has transactions in process to satisfy the majority of the aggregate requirement through December 31, 2000.

The Genesis Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Genesis Term Loans"), and a $650,000,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000,000 Tranche II Facility. The Genesis Term Loans amortize in quarterly installments through 2005, of which $28,670,000 is payable in Fiscal 2000. The Genesis Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445,000 at December 31, 1999 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $152,131,000 at December 31, 1999 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,767,000 at December 31, 1999 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,198,000 at December 31, 1999, becomes payable in full on September 30, 2003. As of December 31, 1999, there were no borrowings outstanding under the Tranche II Facility.

The Genesis Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Genesis' subsidiaries' real property were also granted. Loans under the Genesis Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Annual Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Genesis Tranche A Term Facility and Genesis Revolving Facility have an Annual Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans (an effective rate of 9.44% at December 31, 1999). Loans under the Genesis Tranche B Term Facility have an Annual Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBO Rate loans (an effective rate of 9.69% at December 31, 1999). Loans under the Genesis Tranche C Term Facility have an Annual Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBO Rate loans (an effective rate of 9.94% at December 31, 1999). Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

The Genesis Credit Facility contains a number of covenants that, among other things, restrict the ability of Genesis and its subsidiaries to dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Genesis and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; cause Genesis and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), and to maintain corporate separateness; and cause Genesis to comply with the terms of other material agreements, as well as to comply with usual and customary covenants for transactions of this nature.

                            Multicare Credit Facility

Multicare entered into a fourth amended and restated credit agreement on August 20, 1999 which made the financial covenants for certain periods less restrictive, permitted a portion of the proceeds of assets sales to repay indebtedness under the Multicare Tranche A Term Facility (defined below) and Multicare Revolving Facility (defined below), permitted the restructuring of the Put/Call Agreement, increased the interest rates applying to the Multicare Term Loans (defined below) and the Multicare Revolving Facility, and increased the level of management fee Multicare may defer from two percent to four percent (on an annualized basis) in any fiscal year.

The Multicare Credit Facilities consist of three term loans with an aggregate original balance of $400,000,000 (collectively, the "Multicare Term Loans"), and a $125,000,000 revolving credit loan (the "Multicare Revolving Facility"). The Term Loans amortize in quarterly installments through 2005, of which $34,000,000 is payable in Fiscal 2000. The loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $140,000,000 at December 31, 1999 (the "Multicare Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $146,625,000 at December 31, 1999 (the "Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $48,750,000 at December 31, 1999 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $123,534,000 at December 31, 1999, becomes payable in full on September 30, 2003.

The Multicare Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Multicare's subsidiaries' real property were also granted. Loans under the Multicare Credit Facility bear, at Multicare's option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, an Annual Applicable Margin that is dependent upon a certain financial ratio test.

Effective with the Amendment on August 20, 1999, loans under the Multicare Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75% (an effective rate of 9.94% at December 31, 1999); loans under the Multicare Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.0% (an effective rate of 10.16% at December 31, 1999); loans under the Multicare Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.25%; (an effective rate of 10.44%) loans under the Multicare Revolving Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75% (an effective rate of 9.94%). Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

Multicare continues to actively pursue sales of assets in Ohio, Illinois and Wisconsin. Management is currently engaged in discussions for the asset sales; however, the Company has no firm commitments from potential purchasers for these assets. There can be no assurances that any such sales of assets will be achieved.

All net proceeds of the disposition of certain assets located in Ohio not in excess of $55,000,000 shall be applied against the Multicare Revolving Facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held be each applicable lender.

All net proceeds of the disposition of certain assets located in Illinois and Wisconsin shall be applied first against the Multicare Tranche A Term Loan, on a pro rata basis in accordance with the relative aggregate principal amounts held by each applicable lender.

The Multicare Credit Facility contains a number of covenants that, among other things, restrict the ability of Multicare and its subsidiaries to: dispose of assets, incur additional indebtedness, make loans and investments, pay dividends, engage in mergers or consolidations, engage in certain transactions with affiliates and change control of capital stock, and to make capital expenditures; prohibit the ability of Multicare and its subsidiaries to prepay debt to other persons, make material changes in accounting and reporting practices, create liens on assets, give a negative pledge on assets, make acquisitions and amend or modify documents; cause Multicare and its affiliates to maintain certain agreements including the Management Agreement and the Put/Call Agreement (as amended), and to maintain corporate separateness; and cause Multicare to comply with the terms of other material agreements, as well as to comply with usual and customary covenants for transactions of this nature.

                               Other Indebtedness

Genesis has outstanding an aggregate of $370,000,000 of Senior Subordinated Notes (the "Genesis Notes") with interest rates ranging from 9.25% to 9.875%. Interest on the Genesis Notes are payable semi-annually. The Genesis Notes are due in 2005 through 2009. Multicare has outstanding $250,000,000 of 9.00% Senior Subordinated Notes (the "Multicare Notes") that are due in 2007. Interest on the Multicare Notes is payable semi-annually.

Certain of Genesis' and Multicare's other outstanding loans contain covenants which, without the prior consent of the lenders, limit certain of Genesis' and Multicare's activities. Such covenants contain limitations relating to the merger or consolidation of Genesis or Multicare and Genesis' and Multicare's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, Genesis and Multicare must maintain certain minimum levels of cash flow and debt service coverage, and must maintain certain ratios of liabilities to net worth. Under certain of these loans, Genesis is restricted from paying cash dividends on the Common Stock, unless certain conditions are met. Genesis has not declared or paid any cash dividends on our Common Stock since its inception.

The Multicare Restructuring

In connection with the restructuring of the Multicare transaction, Genesis entered into a Restructuring Agreement with Cypress, TPG and Nazem to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare. Pursuant to the Restructuring Agreement the Put under the Put/Call Agreement was terminated in exchange for:

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

The Series H Preferred are convertible into 27,850,286 shares of Common Stock. The Series I Preferred are convertible into 20,149,410 shares of non-voting Common Stock. The Series H and I Preferred have an initial dividend of 5.00%, which increases 0.05% beginning the sixth anniversary date and an additional 0.05% each anniversary date thereafter through the 12th anniversary date, to a maximum of 8.5%.

Cypress and TPG invested in the aggregate, directly or through affiliated investment funds, $50,000,000 into Genesis in exchange for 12,500,000 shares of Genesis common stock and a ten year warrant to purchase 2,000,000 shares of Genesis common stock at an exercise price of $5.00 per share.

Legislative and Regulatory Issues

Legislative and regulatory action, including but not limited to the 1997 Balanced Budget Act and the Balanced Budget Refinement Act, has resulted in continuing change in the Medicare and Medicaid reimbursement programs which has adversely impacted us. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

Anticipated Impact of Healthcare Reform

The Genesis eldercare centers began implementation of PPS on October 1, 1998 and the majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of the Balanced Budget Refinement Act, regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business. PPS and other existing and future legislation and regulation may also adversely affect our pharmacy and medical supply revenue, and other specialty medial services.

As a result of the Balanced Budget Refinement Act, the Company transitioned 24 eldercare centers to the full federal rate effective January 1, 2000. The Company believes this transaction will result in incremental annualized revenue of approximately $2,400,000, which will in part be offset by the continued phase in of PPS.

Other

In August 1998, in connection with the Vitalink Transaction, the Company issued the Series G Preferred. The Series G Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without our consent. The dividend rate increases on the fourth, fifth, ninth, eleventh and thirteenth anniversary date to 6.1875%, 6.6250%, 7.0625%, 7.5% and 7.9375%, respectively. The Series G Preferred is convertible into Genesis common stock, par value $.02 per share, at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of common stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. At December 31, 1999 there were approximately $20,100,000 of accrued, but unpaid dividends on the Series G Preferred. The Company does not anticipate paying cash dividends on the Series G Preferred in fiscal 2000. The holders of the Series G Preferred are entitled to be paid in additional shares of Series G Preferred to the extent that dividends are not declared and paid or funds continue to not be legally available for the payment of dividends after four consecutive quarterly periods, as defined. As a result of the Vitalink Transaction, Genesis assumed approximately $87,000,000 of indebtedness Vitalink had outstanding. The cash portion of the purchase price was funded through borrowings under the Genesis Credit Facility.

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

Year 2000 Compliance

The Company did not experience any material interruptions of business as a result of the Year 2000 computer problem.

New Accounting Pronouncements

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at December 31, 1999 is approximately $27,000,000.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  Genesis is a party to litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to us, would have a material adverse effect on our financial position. See "Cautionary Statement Regarding Forward-Looking Statements."

                  The Genesis and Vitalink Actions Against HCR Manor Care

                  On May 7, 1999, Genesis Health Ventures, Inc. and Vitalink Pharmacy Services (d/b/a NeighborCare(R), a subsidiary of Genesis, filed multiple lawsuits requesting injunctive relief and compensatory damages against HCR Manor Care, Inc. and two of its subsidiaries and principals. The lawsuits arise from HCR Manor Care's threatened termination of two long term pharmacy services contracts effective June 1, 1999. Vitalink filed a complaint against HCR Manor Care and two of its subsidiaries in Baltimore City, Maryland circuit court. Genesis filed a complaint against HCR Manor Care and two of its subsidiaries and principals in federal district court in Delaware including, among other counts, securities fraud. Vitalink has also instituted an arbitration action in Maryland. Vitalink is seeking a declaration that it has a right to provide pharmacy, infusion therapy and related services to all of HCR Manor Care's facilities and a declaration that HCR Manor Care's threatened terminations were unlawful. Genesis and Vitalink seek over $100,000,000 in compensatory damages and enforcement of a 10-year non-competition clause.

                  Genesis acquired Vitalink from Manor Care in August 1998. In 1991, Vitalink and Manor Care entered into long- term master pharmacy agreements which gave Vitalink the right to provide pharmacy services to all facilities owned or licensed by Manor Care and its affiliates. In 1998, the terms of the pharmacy service agreements were extended to September, 2004. Under the two master service agreements, Genesis and Vitalink receive revenues at the rate of approximately $100,000,000 per year.

                  By agreement dated May 13, 1999, the parties agreed to consolidate the Maryland State Court Claims relating to the master service agreements with the Arbitration matter. Accordingly, on May 25, 1999, the Maryland state court case was dismissed voluntarily. Until such time as a final decision is rendered in said Arbitration, the parties have agreed to maintain the master service agreements in full force and effect. HCR Manor Care and its subsidiaries have pleaded counterclaims in the Arbitration seeking damages for Vitalink's alleged overbilling for products and services provided to HCR Manor Care, a declaration that HCR Manor Care had the right to terminate the master service agreements, and a declaration that Vitalink does not have the right to provide pharmacy, infusion therapy and related services to facilities owned by HCR prior to its merger with Manor Care. Genesis still maintains its Delaware federal court complaint.

                  The Action Against Omnicare and Heartland

                  On July 26, 1999, NeighborCare, through its Maryland counsel, filed an additional complaint against Omnicare Inc. and Heartland Healthcare (a joint venture between Omnicare and HCR Manor Care) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortious interference with Vitalink's contractual rights under its three exclusive long-term service contracts with HCR Manor Care.

                  The HCR Manor Care Action Against Genesis in Delaware

                  On August 27, 1999, Manor Care Inc., a wholly owned subsidiary of HCR Manor Care, Inc., filed a lawsuit against Genesis in federal district court in Delaware based upon Section 11 and
                  Section 12 of the Securities Act. Manor Care Inc. alleges that in connection with the sale of the Genesis Series G Preferred Stock issued as part of the purchase price to acquire Vitalink, Genesis failed to disclose or made misrepresentations related to the effects of the conversion to the prospective payment system, the restructuring of the Multicare joint venture, the impact of the acquisition of Multicare, the status of Genesis labor relations, Genesis' ability to declare dividends on the Series G Preferred Stock and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care Inc. seeks, among other things, compensatory damages and rescission of the purchase of the Series G Preferred Stock.

                  The HCR Manor Care Action Against Genesis in Ohio

                  On December 22, 1999, Manor Care filed a lawsuit against Genesis and others in the United States District Court for the Northern District of Ohio. Manor Care alleges, among other things, that the Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred") and Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock (the "Series I Preferred") were issued in violation of the terms of the Series G Preferred and the Rights Agreement dated as of April 26, 1998 between Genesis and Manor Care. Manor Care seeks, among other things, damages and rescission or cancellation of the Series H and Series I Preferred.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

         Number            Description
         ------            -----------

         27                Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------

                           The Company filed a Current Report on Form 8-K dated November 15, 1999, reporting the closing of its transaction with The Cypress Group L.L.C and TPG Partners II, L.P. to restructure the Multicare joint-venture. The Current Report on Form 8-K does not include financial statements.

                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                                      GENESIS HEALTH VENTURES, INC.


Date:  February 14, 2000              /s/ George V. Hager, Jr.
                                      --------------------------------
                                      George V. Hager, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer