Form 10-Q
period 2000-03-31
GENESIS HEALTH VENTURES INC /PA
filed 2000-05-15
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                             YES [ x ]   NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 9, 2000: 48,640,262 shares of common stock

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS............................................  1


Part I:  FINANCIAL INFORMATION

         Item 1.    Financial Statements.............................................................  3

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................ 18

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................... 33

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................................. 34

         Item 2.  Changes in Securities...............................................................36

         Item 3.  Defaults Upon Senior Securities.................................................... 36

         Item 4.  Submission of Matters to a Vote of Security Holders................................ 36

         Item 5.  Other Information.................................................................. 37

         Item 6.  Exhibits and Reports on Form 8-K................................................... 37


SIGNATURES............................................................................................38

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

         o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability or inability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, and to control costs and to sell certain assets; and the expected effects of government regulation on reimbursement for services provided and on the costs of doing business;

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

Factors that could cause actual results to differ materially include, but are not limited to the following:

         o our default under our senior credit agreement and certain of our senior subordinated notes;

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

These and other factors have been discussed in more detail in the Company's periodic reports, including its Annual Report on Form 10-K for the fiscal year ended September 30,1999.

On March 20, 2000 we elected not to make interest payments due under our senior credit agreement. We are also in violation of certain covenants under our senior credit agreement and certain of our senior subordinated notes. We have begun discussions with our lenders of our senior credit agreement to revise our capital structure. We have been granted a forbearance period while discussions on an overall restructuring take place. Under the forbearance agreement, the majority of the senior creditors agreed to refrain from accelerating the senior loans or exercising other remedies against us arising from the existence of certain defaults, including non-payment of principal and interest. During the initial forbearance period we have not made scheduled interest and principal payments under our senior credit agreement or interest payments under certain of our senior subordinated notes. There can be no assurances that the senior lenders or holders of senior subordinated notes will approve any amendment or restructuring of the senior credit agreement or the senior subordinated notes. If the senior lenders or holders of senior subordinated notes accelerate the obligations under the agreements, such events would have a material adverse effect on our liquidity and financial position. Under such circumstances, our financial position would necessitate the development of an alternative financial structure. Considering the limited financial resources and the existence of certain defaults, there can be no assurance that we would succeed in formulating and consummating an acceptable alternative financial structure. In addition, in light of the Company's current financial condition and the existence of certain defaults, the Company may need to seek protection under federal bankruptcy law.

                          Part I: FINANCIAL INFORMATION

Item 1:  Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                        March 31,               September 30,
                                                                                          2000                      1999
                                                                                       -----------              ------------
Assets
Current assets:
          Cash and equivalents                                                         $    50,855               $    12,397
          Investments in marketable securities                                              30,009                    24,599
          Accounts receivable, net of allowance for doubtful accounts                      471,142                   370,472
          Inventory                                                                         59,428                    63,369
          Prepaid expenses and other current assets                                         59,532                    46,964
                                                                                       -----------               -----------
                    Total current assets                                                   670,966                   517,801
                                                                                       -----------               -----------

Property, plant, and equipment, net                                                      1,215,853                   612,301
Notes receivable and other investments                                                      43,948                    40,075
Other long-term assets                                                                     146,803                   112,978
Investments in unconsolidated affiliates                                                    21,151                   180,882
Goodwill and other intangibles, net                                                      1,438,351                   965,877
                                                                                       -----------               -----------
                    Total assets                                                       $ 3,537,072               $ 2,429,914
                                                                                       ===========               ===========
Liabilities and Shareholders' Equity
Current liabilities:
          Current installments of long-term debt                                       $ 2,191,664               $    37,126
          Accounts payable and accrued expenses                                            298,806                   244,971
                                                                                       -----------               -----------
                    Total current liabilities                                            2,490,470                   282,097
                                                                                       -----------               -----------
Long-term debt                                                                             158,165                 1,484,510
Deferred income taxes                                                                       67,633                    13,827
Deferred gain and other long-term liabilities                                               88,858                    61,590
Minority interest                                                                          169,976                         -
Redeemable preferred stock                                                                 429,793                         -

Shareholders' equity:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
               5,000,000 shares, 589,781 and 590,253 issued and outstanding at
               March 31, 2000 and September 30, 1999, respectively                               6                         6
          Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 48,652,362 and 48,640,262 at March 31, 2000;
              36,145,678 and 36,133,578 at September 30, 1999                                  748                       723
          Additional paid-in capital                                                       803,426                   753,452
          Accumulated deficit                                                             (670,735)                 (165,620)
          Accumulated other comprehensive loss                                              (1,025)                     (428)
          Treasury stock, at cost                                                             (243)                     (243)
                                                                                       -----------               -----------
                    Total shareholders' equity                                             132,177                   587,890
                                                                                       -----------               -----------
                    Total liabilities and shareholders' equity                         $ 3,537,072               $ 2,429,914
                                                                                       ===========               ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                           Three months ended            Six months ended
                                                                                 March 31                     March 31
                                                                      --------------------------    ---------------------------
                                                                          2000           1999           2000           1999
                                                                      -----------    -----------    -----------    ------------
Net revenues:
        Pharmacy and medical supply services                          $   232,942    $   231,901    $   456,849    $   468,118
        Inpatient services                                                331,084        175,801        657,411        351,833
        Other revenue                                                      40,817         56,917         77,467        123,872
                                                                      -----------    -----------    -----------    -----------
             Total net revenues                                           604,843        464,619      1,191,727        943,823
                                                                      -----------    -----------    -----------    -----------

Operating expenses:
        Operating expenses                                                531,313        402,708      1,044,727        810,758
        Debt restructuring and other charges                               36,393          9,701         44,113          9,701
Multicare joint venture restructuring charge                                    -              -        420,000              -
Depreciation and amortization                                              29,037         18,759         58,155         36,566
Lease expense                                                               9,486          6,619         19,013         12,986
Interest expense, net                                                      56,726         28,457        109,502         55,780
                                                                      -----------    -----------    -----------    -----------
Income (loss) before income taxes, minority interest, equity in net loss of unconsolidated affiliates, extraordinary items and
   cumulative effect of an accounting change                              (58,112)        (1,625)      (503,783)        18,032
Income tax expense (benefit)                                               (8,455)           572        (15,735)         7,950
                                                                      -----------    -----------    -----------    -----------
Income (loss) before minority interest, equity in net loss of unconsolidated affiliates, extraordinary items and
   cumulative effect of an accounting change                              (49,657)        (2,197)      (488,048)        10,082
Minority interest                                                           6,100              -         13,027              -
Equity in net loss of unconsolidated affiliates                                 -         (4,259)             -         (5,151)
                                                                      -----------    -----------    -----------    -----------
Income (loss) before extraordinary items and cumulative effect
   of accounting change                                                   (43,557)        (6,456)      (475,021)         4,931
Extraordinary item, net of tax                                                  -           (301)             -         (2,100)
Cumulative effect of accounting change                                          -              -        (10,412)             -
                                                                      -----------    -----------    -----------    -----------
Net income (loss)                                                         (43,557)        (6,757)      (485,433)         2,831
Preferred stock dividends                                                  11,375          4,802         19,681          9,713
                                                                      -----------    -----------    -----------    -----------
Loss attributed to common shareholders                                $   (54,932)   $   (11,559)   $  (505,114)   $    (6,882)
                                                                      ===========    ===========    ===========    ===========
Per common share data:
        Basic
           Loss before extraordinary items
             and cumulative effect of accounting change               $     (1.13)   $     (0.32)   $    (10.87)   $     (0.14)
           Net loss                                                   $     (1.13)   $     (0.33)   $    (11.10)   $     (0.20)
           Weighted average shares of common stock                     48,640,162     35,218,519     45,498,085     35,217,109
                                                                      -----------    -----------    -----------    -----------
        Diluted
           Loss before extraordinary items
             and cumulative effect of accounting change               $     (1.13)   $     (0.32)   $    (10.87)   $     (0.14)
           Net loss                                                   $     (1.13)   $     (0.33)   $    (11.10)   $     (0.20)
           Weighted average shares of common stock                     48,640,162     35,218,519     45,498,085     35,217,109
                                                                      -----------    -----------    -----------    -----------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                      Six months ended
                                                                                                           March 31
                                                                                               -----------------------------
                                                                                                   2000               1999
                                                                                               -----------          --------
      Cash flows from operating activities:
             Net income (loss)                                                                 $ (485,433)          $ 2,831
             Net charges included in operations not requiring funds                               500,948            45,170
             Changes in assets and liabilities excluding the effects of acquisitions
                     Accounts receivable                                                           (9,338)          (34,015)
                     Accounts payable and accrued expenses                                        (46,271)          (20,857)
                     Other, net                                                                     6,588            (1,253)
                                                                                               ----------           -------
             Net cash used in operations                                                          (33,506)           (8,124)
                                                                                               ----------           -------
      Cash flows from investing activities:
             Purchase of marketable securities                                                     (6,007)                -
             Proceeds on maturity or sale of marketable securities                                      -             2,708
             Capital expenditures                                                                 (27,958)          (34,159)
             Payments for acquisitions, net of cash acquired                                            -           (10,787)
             (Investments in) and proceeds from unconsolidated affiliates                           1,706           (15,826)
             Notes receivable and other investment, and
                other long-term asset additions, net                                               (5,676)           (4,423)
                                                                                               ----------           -------
             Net cash used in investing activities                                                (37,935)          (62,487)
                                                                                               ----------           -------
      Cash flows from financing activities:
             Net borrowings under working capital revolving credit facilities                      89,868            90,000
             Repayment of long-term debt and payment of sinking fund requirements                 (38,962)         (131,240)
             Proceeds from issuance of long-term debt                                              10,000           123,050
             Proceeds from issuance of common stock                                                50,000                 -
             Preferred stock dividends paid                                                             -            (5,988)
             Debt issuance and debt restructuring costs                                            (4,974)           (3,088)
                                                                                               ----------           -------
             Net cash provided by financing activities                                            105,932            72,734
                                                                                               ----------           -------

      Net increase in cash and equivalents                                                         34,491             2,123
      Cash and equivalents
             Beginning of period                                                                   16,364             4,902
                                                                                               ----------           -------
             End of period                                                                       $ 50,855           $ 7,025
                                                                                               ==========           =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses and has a working capital deficit of approximately $1,800,000,000 at March 31, 2000 due primarily to the classification of certain senior and senior subordinated debt as a current liability resulting from the Company's violation of certain financial covenants described more fully in footnote 2.

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

                     Liquidity and Going Concern Assumption

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern with the realization of the value of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced significant losses and has a working capital deficit of $1,800,000,000, primarily due to the classification of certain senior and senior subordinated debt as a current liability as a result of the Company's violation of certain covenants under the Genesis Credit Facility and the Multicare Credit Facility (defined in footnote
3) as well as certain of the Genesis Notes (defined in footnote 3) as a result of the nonpayment of interest and principal under the Genesis Credit Facility and the Multicare Credit Facility, and the nonpayment of interest under certain of the Genesis Notes. In addition, the Company has received default notices from ElderTrust, a real estate investment trust, alleging certain payment and nonpayment related defaults concerning certain mortgage loans and operating leases.

Management has begun discussions with the Company's lenders under the Genesis and Multicare Credit Facilities and certain holders of the Genesis Notes and the Multicare Notes to revise the capital structures of the respective companies. Genesis and Multicare have been granted forbearance periods while discussions on their respective restructurings take place. Under the forbearance agreements, the senior creditors have, subject to certain conditions, refrained from accelerating the senior loans or exercising other remedies against Genesis and Multicare. During the forbearance periods, Genesis and Multicare have not made scheduled interest and principal payments under the Genesis and Multicare Credit Facilities. As a result of the uncertainty related to the covenant defaults and corresponding remedies, amounts outstanding under the Multicare and Genesis Credit Facilities and the Genesis Notes and the Multicare Notes have been classified as a current liability at March 31, 2000. The forbearance periods for both Genesis and Multicare expire on May 19, 2000. The Company is in discussions to extend the forbearance periods. No assurance can be given that the forbearance periods will be extended.

There can be no assurances that the senior lenders or holders of the Genesis Notes or Multicare Notes will approve any amendment or restructuring of the Genesis and / or Multicare Credit Facilities or the Genesis Notes and / or the Multicare Notes. The unaudited condensed consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

If the senior lenders or holders of the Genesis Notes and / or the Multicare Notes accelerate the obligations under the agreements, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

                                 Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long term care facilities which utilize our specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company.

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

While the Company has prepared certain estimates of the impact of the above changes, it is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on its business. Accordingly, there can be no assurance that the impact of these changes will not be greater than estimated or that any future healthcare legislation will not adversely affect the Company's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

3.       Long-Term Debt and Liquidity

                             Genesis Credit Facility

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries (excluding Multicare) a credit facility totaling $1,250,000,000 (the "Genesis Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The fourth amended and restated credit agreement made the financial covenants for certain periods less restrictive, required minimum asset sales, increased the Applicable Margin (defined below), provided the lenders of the Genesis Credit Facility a collateral interest in certain real and personal property of the Company, and generally reallocated the proceeds thereof among the Tranche II Facility (defined below), the Genesis Revolving Facility (defined below) and the Genesis Term Loans (defined below) and permitted the restructuring of the Put/Call Agreement, as defined. Additionally, the fourth amended and restated credit agreement provides for $40,000,000 of additional borrowing capacity, (the "Tranche II Facility") available to the Company beginning in December 1999.

The Genesis Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Genesis Term Loans"), and a $650,000,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000,000 Tranche II Facility. The Genesis Term Loans amortize in quarterly installments through 2005. The Genesis Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445,000 at March 31, 2000 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $151,131,000 at March 31, 2000 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,378,000 at March 31, 2000 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,834,000 (excluding letters of credit) at March 31, 2000, becomes payable in full on September 30, 2003. At March 31, 2000, the outstanding balance of the Tranche II Facility was $40,000,000. The aggregate outstanding balance of the Genesis Credit Facility at March 31, 2000 is classified as a current liability.

The Genesis Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests in substantially all personal property, excluding inventory, including accounts receivable, equipment and general intangibles. Mortgages on substantially all of Genesis' subsidiaries' real property were also granted. Loans under the Genesis Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Genesis Tranche A Term Facility and Genesis Revolving Facility have an Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans. Loans under the Genesis Tranche B Term Facility have an Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBO Rate loans. Loans under the Genesis Tranche C Term Facility have an Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBO Rate loans. Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

The senior creditors agreed during the forbearance period to waive the imposition of the Default Rate. However, effective with the default under the Genesis Credit Facility, the Company is no longer entitled to elect a LIBO Rate.

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

The Multicare Credit Facilities consist of three term loans with an aggregate original balance of $400,000,000 (collectively, the "Multicare Term Loans"), and a $125,000,000 revolving credit loan (the "Multicare Revolving Facility"). The Multicare Term Loans amortize in quarterly installments through 2005. The loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $139,301,000 at March 31, 2000 (the "Multicare Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $145,893,000 at March 31, 2000 (the "Tranche B Term Facility"); and (iii) and an original eight year term loan maturing in June 2005 with an outstanding balance of $48,382,000 at March 31, 2000 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $123,534,000 at March 31, 2000, becomes payable in full on September 30, 2003. The aggregate outstanding balance of the Multicare Credit Facility at March 31, 2000 is classified as a current liability.

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

Effective with the Amendment on August 20, 1999, loans under the Multicare Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75%, loans under the Multicare Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.0%, loans under the Multicare Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.25%; loans under the Multicare Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75%. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

The senior creditors agreed during the forbearance period to waive the imposition of the Default Rate. However, effective with the default under the Multicare Credit Facility, the Company is no longer entitled to elect a LIBO Rate. Effective March 20, 2000, loans under the Multicare Tranche A Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%; loans under the Multicare Tranche B Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.25%; loans under the Multicare Tranche C Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.5%; loans under the Multicare Revolving Credit Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%.

The Company anticipates selling the assets of 14 eldercare centers in Ohio for approximately $36,000,000 in accordance with a signed letter of intent. All net proceeds of the disposition of assets located in Ohio are expected to be applied against the Multicare Credit Facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender. There can be no assurances that any such sales of assets can be consummated.

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

                               Other Indebtedness

Genesis has outstanding an aggregate of $370,000,000 of Senior Subordinated Notes (the "Genesis Notes") with interest rates ranging from 9.25% to 9.875%. Interest on the Genesis Notes are payable semi-annually. The Genesis Notes are due in 2005 through 2009. Multicare has outstanding $250,000,000 of 9.00% Senior Subordinated Notes (the "Multicare Notes") that are due in 2007. Interest on the Multicare Notes is payable semi-annually. The aggregate outstanding balance of the Genesis Notes and the Multicare Notes at March 31, 2000 is classified as a current liability.

Certain of these and other of Genesis' and Multicare's outstanding loans contain covenants which, without the prior consent of the lenders, limit certain of Genesis' and Multicare's activities. Such covenants contain limitations relating to the merger or consolidation of Genesis or Multicare and Genesis' and Multicare's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, certain of Genesis and Multicare's outstanding loans require that Genesis and Multicare maintain certain minimum levels of cash flow and debt service coverage, and must maintain certain ratios of liabilities to net worth. Under certain of these loans, Genesis is restricted from paying cash dividends on the Common Stock, unless certain conditions are met. Genesis has not declared or paid any cash dividends on its Common Stock since its inception.

4.       Debt Restructuring and Other Charges

In connection with the potential debt restructuring, the Company incurred during the quarter ended March 31, 2000 legal, bank, accounting and other professional fees of approximately $5,000,000. As a result of the non-payment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they have elected to force early termination of the interest rate swap arrangements, and have asserted a $28,300,000 obligation. These charges are reflected in the consolidated statement of operations as debt restructuring and other charges.

During the quarter ended March 31, 2000, the Company decided to close an underperforming 130 bed eldercare center resulting in a charge of approximately $3,100,000 for certain closure costs and impaired assets of that center. During the quarter ended March 31, 1999, the Company closed a 120 bed leased center resulting in a charge of approximately $9,700,000 consisting of the present value of future lease payments through the end of the lease term, a residual lease obligation to be funded at the end of the lease term, severance costs and other related closure costs. These charges are reflected in the consolidated statement of operations as debt restructuring and other charges.

The Company also recorded a non-cash pre tax charge of $7,720,000 in the quarter ended December 31, 1999 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's financial condition and other considerations, the Company determined not to proceed with the Redemption Program. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis common stock.

5.       Multicare Transaction and its Restructuring

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

          Amendment to Put/Call Agreement; Issuance of Preferred Stock

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred"), which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.; and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, (the "Series I Preferred") which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

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

                               Pre-emptive Rights

As a result of the restructuring transaction, Cypress and TPG each have a right, subject to the limitations contained in the Restructuring Agreement, to participate in future offerings of any shares of, or securities exchangeable, convertible or exercisable for any shares of any class of Genesis' capital stock.

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

                               Accounting Effects

Prior to the Multicare restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Upon consummation of the restructuring transaction, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest.

In connection with the restructuring transaction, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon the Company's assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

The following unaudited pro forma statement of operations information gives effect to the Multicare joint venture restructuring had it occurred on October 1, 1998, after giving effect to certain adjustments, including the elimination of intercompany transactions, the recording of minority interest, the issuance of common stock, the recording of preferred stock dividends, the repayment of debt with proceeds from the issuance of common stock and related income tax effects. The unaudited pro forma financial information has been prepared to reflect the consolidation of the financial results of Multicare. Accordingly, Multicare's revenues and expenses are presented at their recorded historical amounts and the financial impact of all transactions between Genesis and Multicare are eliminated in consolidation. The pro forma financial information does not include the $420,000,000 non-cash charge representing the cost estimated to terminate the Multicare put. This charge is a direct result of the Multicare joint venture restructuring. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transaction occurred at the beginning of the period presented.


                                                                       (In thousands, except per
                                                                            common share data)
                                                                            Six Months Ended
Unaudited Pro Forma Statement of Operations Information:                      March 31, 1999
                                                                              --------------
Total net revenue                                                              $ 1,217,255
Loss before extraordinary items                                                    (16,352)
Net loss                                                                           (18,452)
Loss per common share, before extraordinary items, diluted                           (0.34)
Loss per common share, diluted                                                 $     (0.39)

7.       Loss Per Share

The following table sets forth the computation of basic and diluted loss attributed to common shares (amounts are in thousands except per share data):

                                               Three           Three            Six              Six
                                               Months          Months          Months           Months
                                                Ended           Ended           Ended            Ended
                                           March 31, 2000  March 31, 1999  March 31, 2000   March 31, 1999
                                          ---------------- --------------- ---------------- ---------------
Loss Per Share:

Loss before extraordinary items and
  cumulative effect of accounting
  change                                     $ (54,932)      $ (11,258)      $ (494,702)       $ (4,782)
Extraordinary items                                  -            (301)               -          (2,100)
Cumulative effect of accounting
  change                                             -               -          (10,412)              -
                                             ---------       ---------       ----------        --------
Loss attributed to common
  shareholders                               $ (54,932)      $ (11,559)      $ (505,114)       $ (6,882)
                                             ---------       ---------       ----------        --------

Weighted average shares                         48,640          35,219           45,498          35,217
                                             ---------       ---------       ----------        --------
Loss per share before extraordinary
  items and cumulative effect of
  accounting change                          $   (1.13)      $   (0.32)      $   (10.87)       $  (0.14)
Extraordinary items                                  -           (0.01)               -           (0.06)
Cumulative effect of accounting
  change                                             -               -            (0.23)              -
                                             ---------       ---------       ----------        --------
Loss per share                               $   (1.13)      $   (0.33)      $   (11.10)       $  (0.20)
                                             ---------       ---------       ----------        --------
Diluted Loss Per Share:

Loss before extraordinary items and
  cumulative effect of accounting
  change                                     $ (54,932)      $ (11,258)      $ (494,702)       $ (4,782)
Extraordinary items                                  -            (301)               -          (2,100)
Cumulative effect of accounting
  change                                             -               -          (10,412)              -
                                             ---------       ---------       ----------        --------
Loss attributed to common
  shareholders                               $ (54,932)      $ (11,559)      $ (505,114)       $ (6,882)
                                             ---------       ---------       ----------        --------

Weighted average shares                         48,640          35,219           45,498          35,217
                                             ---------       ---------       ----------        --------

Loss per share before extraordinary
  items and cumulative effect of
  accounting change                          $   (1.13)      $   (0.32)      $   (10.87)       $  (0.14)
Extraordinary items                                  -           (0.01)               -           (0.06)
Cumulative effect of accounting
  change                                             -               -            (0.23)              -
                                             ---------       ---------       ----------        --------
Loss per share                               $   (1.13)      $   (0.33)       $  (11.10)       $  (0.20)
                                             ---------       ---------       ----------        --------

The operating results for the quarter and six months ended March 31, 1999 have been restated to increase non-cash preferred stock dividends by $482,000 and $976,000, respectively, to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight-line basis over the term of this series.

8.       Comprehensive Loss

The following table sets forth the computation of comprehensive loss (amounts in the table are in thousands):

                                               Three           Three             Six             Six
                                               Months          Months           Months          Months
                                               Ended            Ended           Ended            Ended
                                             March 31,        March 31,        March 31,       March 31,
                                                2000            1999             2000            1999
                                            ----------      ----------      -----------        ---------

Loss attributed to common
  shareholders                              $ (54,932)      $ (11,559)      $ (505,114)        $ (6,882)
Unrealized loss on marketable
  securities                                     (336)           (354)            (597)            (547)
                                            ---------       ---------       ----------         --------
Total comprehensive loss                    $ (55,268)      $ (11,913)      $ (505,711)        $ (7,429)
                                            ---------       ---------       ----------         --------

Accumulated other comprehensive income (loss), which is composed of net unrealized gains and losses on marketable securities, was ($1,025,000) and $137,000 at March 31, 2000 and 1999, respectively.

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

10.      Segment Information

The Company has two reportable segments: (1) Pharmacy and medical supplies services and (2) Inpatient services.

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers Genesis operates, as well as to independent healthcare providers by contract. The Company provides these services through 61 institutional pharmacies (one is jointly-owned) and 22 medical supply distribution centers located in its various market areas. In addition, the Company operates 33 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company, including the jointly owned Multicare centers.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at 220 eldercare centers owned and leased by Genesis and Multicare. The centers offer three levels of care for their customers: skilled, intermediate and personal.

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

                                           Pharmacy and
                                              Medical
                                              Supply           Inpatient
  (in thousands)                             Services          Services         Other           Total
------------------                         ------------       ----------      ---------      ------------
Three months ended
  March 31, 2000
------------------
Revenue from external customers             $  232,942        $  331,084      $  40,817      $    604,843
Revenue from intersegment
   customers                                    25,448                 -         45,558            71,006
Operating income (1)                            24,528            38,118         10,884            73,530
Total assets                                 1,088,689         1,797,492        650,891         3,537,072
                                            ----------        ----------      ---------      ------------
Three months ended
  March 31, 1999
------------------
Revenue from external customers                231,901           175,801         56,917           464,619
Revenue from intersegment
   customers                                    13,732                 -         18,804            32,536
Operating income (1)                            31,601            27,118          3,192            61,911
Total assets                                $1,089,427        $  853,220      $ 735,568      $  2,678,215
                                            ----------        ----------      ---------      ------------

                                           Pharmacy and
                                              Medical
                                              Supply           Inpatient
  (in thousands)                             Services          Services         Other           Total
------------------                         ------------       ----------      ---------      ------------
Six months ended
  March 31, 2000
-----------------
Revenue from external customers             $  456,849        $  657,411      $  77,467      $  1,191,727
Revenue from intersegment
   customers                                    51,769                 -         85,857           137,626
Operating income (1)                            50,388            77,326         19,286           147,000
Total assets                                 1,088,689         1,797,492        650,891         3,537,072
                                            ----------        ----------      ---------      ------------
Six months ended
  March 31, 1999
-----------------
Revenue from external customers                468,118           351,833        123,872           943,823
Revenue from intersegment
   customers                                    28,254                 -         39,164            67,418
Operating income (1)                            65,350            54,773         12,942           133,065
Total assets                                $1,089,427        $  853,220      $ 735,568      $  2,678,215
                                            ----------        ----------      ---------      ------------

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

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. We provide these services through 61 institutional pharmacies (one is jointly-owned) and 22 medical supply distribution centers located in our various market areas. In addition, we operate 33 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. NeighborCare purchases substantially all of its pharmaceuticals, approximately $540,000,000 annually, through Cardinal Health, Inc. under a five year contract which commenced in May of 1999. NeighborCare has other sources of supply available to it and has not experienced difficulty obtaining pharmaceuticals or other supplies used in the conduct of its business. Approximately 91% of the sales attributable to all pharmacy operations in the twelve months ended September 30, 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by us, including the jointly owned and consolidated Multicare centers.

We include in inpatient service revenue all room and board charges and ancillary service revenue for our eldercare customers at 220 eldercare centers owned and leased by Genesis and Multicare.

We include the following in other revenues: rehabilitation therapy, management fees, capitation fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees and other healthcare related services.

Certain Transactions and Events

Liquidity and Going Concern Assumption

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern with the realization of the value of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced significant losses and has a working capital deficit of $1,800,000,000 at March 31, 2000 due primarily to the classification of certain senior and senior subordinated debt as a current liability resulting from the Company's violation of certain covenants under the Genesis Credit Facility and the Multicare Credit Facility as well as certain of the Genesis Notes as a result of the nonpayment of interest and principal under the Genesis Credit Facility and the Multicare Credit Facility, and the nonpayment of interest under certain of the Genesis Notes. In addition, the Company has received default notices from ElderTrust, a real estate investment trust, alleging certain payment and nonpayment related defaults concerning certain mortgage loans and operating leases.

Management has begun discussions with the Company's lenders under the Genesis and Multicare Credit Facilities and certain holders of the Genesis Notes and the Multicare Notes to revise the capital structures of the respective companies. Genesis and Multicare have been granted forbearance periods while discussions on their respective restructurings take place. Under the forbearance agreements, the senior creditors have, subject to certain conditions, refrained from accelerating the senior loans or exercising other remedies against Genesis and Multicare. During the forbearance periods, Genesis and Multicare have not made scheduled interest and principal payments under the Genesis and Multicare Credit Facilities. As a result of the uncertainty related to the covenant defaults and corresponding remedies, amounts outstanding under the Multicare and Genesis Credit Facilities and the Genesis Notes and the Multicare Notes have been classified as a current liability at March 31, 2000. The forbearance periods for both Genesis and Multicare expire on May 19, 2000. The Company is in discussions to extend the forbearance periods. No assurance can be given that the forbearance periods will be extended.

There can be no assurances that the senior lenders or holders of the Genesis Notes or Multicare Notes will approve any amendment or restructuring of the Genesis and / or Multicare Credit Facilities or the Genesis Notes and / or the Multicare Notes. The unaudited condensed consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

If the senior lenders or holders of the Genesis Notes and / or the Multicare Notes accelerate the obligations under the agreements, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure.

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

          Amendment to Put/Call Agreement; Issuance of Preferred Stock

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock, (the "Series H Preferred") which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.; and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, (the "Series I Preferred") which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

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

                               Pre-emptive Rights

As a result of the restructuring transaction, Cypress and TPG each have a right, subject to the limitations contained in the Restructuring Agreement, to participate in future offerings of any shares of, or securities exchangeable, convertible or exercisable for any shares of any class of Genesis' capital stock.

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

                               Accounting Effects

Prior to the Multicare restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Upon consummation of the restructuring transaction, Genesis will consolidate the financial results of Multicare since Genesis will have managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses will be consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare will be eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare will be carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest.

In connection with the restructuring transaction, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon the Company's assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

The Company's total net revenues for the quarter ended March 31, 2000 were $604,843,000 compared to $464,619,000 for the quarter ended March 31, 1999, an increase of $140,224,000 or 30%. Pharmacy and medical supply service revenue was $232,942,000 for the quarter ended March 31, 2000 versus $231,901,000 for the quarter ended March 31, 1999. Pharmacy and medical supply service revenues increased approximately $7,700,000 due to net revenue growth with external customers. This increase is offset by approximately $6,700,000 due to the consolidation of Multicare's results with those of Genesis in the March 2000 period and the resulting elimination of pharmacy and medical supply service revenues earned with the Multicare centers. Inpatient service revenue increased $155,283,000 or 88% to $331,084,000 from $175,801,000. Of this increase, approximately $159,642,000 is attributed to the consolidation of Multicare's inpatient revenues in the quarter ended March 31, 2000, approximately $1,900,000 is attributed to one additional calendar day in the March 31, 2000 quarter due to a leap year, and approximately $4,500,000 is attributed to volume growth in the Company's Medicare census. These increases are offset by reduced revenue of approximately $10,300,000 resulting from seven fewer eldercare centers in the March 31, 2000 quarter compared to the March 31, 1999 quarter, and approximately $3,300,000 is attributed to rate dilution in the Company's Medicare rate per patient day as a result of PPS. The remaining increase of approximately $2,800,000 is due to changes in other payor categories and rates. The Company's average Medicare rate per patient day for the quarter ended March 31, 2000 was approximately $288 compared to $312 for the quarter ended March 31, 1999. Total patient days increased 947,940 to 2,170,145 during the quarter ended March 31, 2000 compared to 1,222,205 during the comparable period last year. Of this increase, 1,020,464 patient days are attributed to the consolidation of Multicare's inpatient business in the quarter ended March 31, 2000, and 13,284 days are attributed to one additional calendar day in the March 31, 2000 quarter due to a leap year. These increases are offset by a reduction of 72,911 patient days resulting from seven fewer eldercare centers in the March 31, 2000 quarter compared to the March 31, 1999 quarter and the remaining decrease of 12,897 is the result of a decline in overall occupancy. Other revenues decreased approximately $16,100,000 from $56,917,000 to $40,817,000. Approximately
$14,200,000 of the decline is attributed to the consolidation of Multicare's results with those of Genesis and the resulting elimination of management fee and other service related revenues with Multicare in the quarter ended March 31, 2000. Approximately $6,700,000 of this decline is attributed to the termination of a capitation contract in the Company's Chesapeake region. These declines are offset by increases in other revenue of approximately $4,800,000 attributed to growth in the Company's rehabilitation therapy business.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $567,706,000 for the quarter ended March 31, 2000 compared to $412,409,000 for the quarter ended March 31, 1999, an increase of $155,297,000 or 38%, of which approximately $112,900,000 is attributed to the consolidation of Multicare's results with those of Genesis, approximately $26,700,000 is attributed to an increase in certain charges described more fully in the next two paragraphs, approximately $5,200,000 is attributed to one additional calendar day in the quarter ended March 31, 2000 due to a leap year, and approximately $26,500,000 is attributed to growth in cost of sales and inflationary increases, principally labor related costs. These increases are offset by reduced operating expenses of approximately $6,700,000 attributed to a terminated capitation contract in the Company's Chesapeake region and $9,300,000 resulting from seven fewer eldercare centers operating in the March 31, 2000 quarter compared to the March 31, 1999 quarter.

During the quarter ended March 31, 2000, the Company began discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the Company's capital structure. During the discussion period, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis senior subordinated debt agreements. In connection with the potential debt restructuring, the Company incurred during the quarter ended March 31, 2000 legal, bank, accounting and other professional fees of approximately $5,000,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they have elected to force early termination of the interest rate swap arrangements, and have asserted a $28,300,000 obligation. The professional fees and interest rate swap termination are reflected in the consolidated statement of operations as debt restructuring and other charges.

During the quarter ended March 31, 2000, the Company decided to close an underperforming 130 bed eldercare center resulting in a charge of approximately $3,100,000 for certain closure costs and impaired assets of that center. During the quarter ended March 31, 1999, the Company closed a 120 bed leased center resulting in a charge of approximately $9,700,000 consisting of the present value of future lease payments through the end of the lease term, a residual lease obligation to be funded at the end of the lease term, severance costs and other related closure costs. These charges are reflected in the consolidated statement of operations as debt restructuring and other charges.

In the quarter ended March 31, 2000, approximately $33,700,000 of revenue, and a corresponding amount of expense, was eliminated as a result of the consolidation of Genesis and Multicare.

Depreciation and amortization expense increased $10,278,000, of which $9,497,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase is principally attributed to incremental amortization of deferred financing costs, as well as incremental depreciation expense from capital expenditures made since March 31, 1999.

Lease expense increased $2,867,000, of which $3,284,000 is attributed to the consolidation of Multicare's results with those of Genesis. This increase is offset by $955,000 attributed to six fewer eldercare centers leased during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, offset by normal increases in lease rates.

Interest expense increased $28,269,000, of which $18,634,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase in interest expense is primarily due to additional capital and working capital borrowings and an increase in the Company's weighted average borrowing rate.

Minority interest of $6,100,000 recorded during the quarter ended March 31, 2000 principally represents Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period.

Preferred stock dividends increased $6,573,000 to $11,375,000 during the quarter ended March 31, 2000 compared to $4,802,000 during the quarter ended March 31, 1999. This increase is attributed to the issuance of Series H and Series I Preferred Stock in mid-November, 1999. The March 31, 1999 preferred stock dividends were restated, resulting in an increase of $482,000, to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight-line basis over the term of that series.

Six months ended March 31, 2000 compared to six months ended March 31, 1999

The Company's total net revenues for the six months ended March 31, 2000 were $1,191,727,000 compared to $943,823,000 for the six months ended March 31, 1999, an increase of $247,904,000 or 26%. Pharmacy and medical supply service revenues were $456,849,000 for the six months ended March 31, 2000 versus $468,118,000 for the six months ended March 31, 1999. Pharmacy and medical supply service revenues increased approximately $2,100,000 due to net revenue growth with external customers. This increase is offset by approximately $13,400,000 due to the consolidation of Multicare's results with those of Genesis in the March 2000 period and the resulting elimination of pharmacy and medical supply service revenues earned with the Multicare centers. Inpatient service revenue increased $305,578,000 or 87% to $657,411,000 from $351,833,000. Of this increase, approximately $316,615,000 is attributed to the consolidation of Multicare's inpatient revenues in the six months ended March 31, 2000, approximately $1,900,000 is attributed to one additional calendar day in the March 31, 2000 period due to a leap year, and approximately $9,700,000 is attributed to volume growth in the Company's Medicare census. These increases are offset by reduced revenue of approximately $19,400,000 resulting from seven fewer eldercare centers in the March 31, 2000 period compared to the March 31, 1999 period, and approximately $5,400,000 is attributed to rate dilution in the Company's Medicare rate per patient day as a result of PPS. The remaining increase of approximately $2,200,000 is due to shifts in other payor categories and rates. The Company's average Medicare rate per patient day for six months ended March 31, 2000 was approximately $289 compared to $308 for the six months ended March 31, 1999. Total patient days increased 1,907,452 to 4,380,984 during the six months ended March 31, 2000 compared to 2,473,532 during the comparable period last year. Of this increase, 2,049,602 patient days are attributed to the consolidation of Multicare's inpatient business in the six months ended March 31, 2000, and 13,284 days are attributed to one additional calendar day in the March 31, 2000 quarter due to a leap year. These increases are offset by a reduction of 130,304 patient days resulting from seven fewer eldercare centers in the March 31, 2000 period compared to the March 31, 1999 period and the remaining decrease of 25,130 is the result of a decline in overall occupancy. Other revenues decreased approximately $46,405,000 from $123,872,000 to $77,467,000. Approximately $5,300,000 of this decline is attributed to contraction in the Company's rehabilitation services business since the January 1, 1999 implementation of PPS by many of the Company's external rehabilitation customers. Approximately $29,500,000 of the decline is attributed to the consolidation of Multicare's results with those of Genesis and the resulting elimination of management fee and other service related revenues with Multicare in the six months ended March 31, 2000. Approximately $13,100,000 of this decline is attributed to the termination of a capitation contract in the Company's Chesapeake region. The remaining increase in other revenue of approximately $1,500,000 is attributed to the Company's other health care services business lines, principally the Company's rehabilitation therapy business.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $1,088,840,000 for the six months ended March 31, 2000 compared to $820,459,000 for the six months ended March 31, 1999, an increase of $268,381,000 or 33%, of which approximately $226,500,000 is attributed to the consolidation of Multicare's results with those of Genesis, approximately $34,412,000 is attributed to an increase in certain charges described more fully in the next three paragraphs, approximately $4,500,000 is attributed to one additional calendar day in the quarter ended March 31, 2000 due to a leap year, approximately $1,300,000 is attributed to the Company's adoption of a new accounting principle that requires start-up costs be expensed when incurred, and approximately $32,200,000 is attributed to growth in cost of sales and inflationary increases, principally labor related costs. These increases are offset by reduced operating expenses of approximately $13,100,000 attributed to a terminated capitation contract in the Company's Chesapeake region and $17,400,000 resulting from seven fewer eldercare centers operating in the six months ended March 31, 2000 compared to the six months ended March 31, 1999.

During the quarter ended March 31, 2000, the Company began discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the capital structures of the respective companies. During the discussion period, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain Genesis senior subordinated debt agreements. In connection with the potential debt restructuring, the Company incurred during the quarter ended March 31, 2000 legal, bank, accounting and other professional fees of approximately $5,000,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they have elected to force early termination of the interest rate swap arrangements, and have asserted a $28,300,000 obligation. The professional fees and interest rate swap termination are reflected in the consolidated statement of operations as debt restructuring and other charges.

During the quarter ended March 31, 2000, the Company decided to close an underperforming 130 bed eldercare center resulting in a charge of approximately $3,100,000 for certain closure costs and impaired assets of that center. During the quarter ended March 31, 1999, the Company closed a 120 bed leased center resulting in a charge of approximately $9,700,000 consisting of the present value of future lease payments through the end of the lease term, a residual lease obligation to be funded at the end of the lease term, severance costs and other related closure costs. These charges are reflected in the consolidated statement of operations as debt restructuring and other charges.

The Company also recorded a non cash pre tax charge of $7,720,000 in the quarter ended December 31, 1999 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's financial condition and other considerations, the Company determined not to proceed with the Redemption Program. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis common stock.

In the six months ended March 31, 2000, approximately $63,200,000 of revenue, and a corresponding amount of expense, was eliminated as a result of the consolidation of Genesis and Multicare.

In connection with the Multicare joint venture restructuring, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon the Company's assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

Depreciation and amortization expense increased $21,589,000, of which $19,100,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase is principally attributed to incremental amortization of deferred financing costs, as well as incremental depreciation expense from capital expenditures made since March 31, 1999.

Lease expense increased $6,027,000, of which $6,535,000 is attributed to the consolidation of Multicare's results with those of Genesis. This increase is offset by $1,600,000 attributed to six fewer eldercare centers leased during the six months ended March 31, 2000 compared to the six months ended March 31, 1999, offset by normal increases in lease rates.

Interest expense increased $53,722,000, of which $36,963,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase in interest expense is primarily due to additional capital and working capital borrowings and an increase in the Company's weighted average borrowing rate.

Minority interest of $13,027,000 recorded during the six months ended March 31, 2000 principally represents Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. The cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $16,400,000 pre tax and $10,400,000 after tax.

Preferred stock dividends increased $9,968,000. This increase is attributed to the issuance of Series H and Series I Preferred Stock in mid-November, 1999. Preferred stock dividends were restated for the six months ended March 31, 1999, resulting in an increase of $976,000, to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight line basis over the term of that series.

Liquidity and Capital Resources

General

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern with the realization of the value of assets and the settlement of liabilities and commitments in the normal course of business. The Company has experienced significant losses and has a working capital deficit of $1,800,000,000 at March 31, 2000 due primarily to the classification of certain senior and senior subordinated debt as a current liability resulting from the Company's violation of certain covenants under the Genesis Credit Facility and the Multicare Credit Facility as well as certain of the Genesis Notes as a result of the nonpayment of interest and principal under the Genesis Credit Facility and the Multicare Credit Facility, and the nonpayment of interest under certain of the Genesis Notes. In addition, the Company has received default notices from ElderTrust, a real estate investment trust, alleging certain payment and nonpayment related defaults concerning certain mortgage loans and operating leases.

Management has begun discussions with the Company's lenders under the Genesis and Multicare Credit Facilities and certain holders of the Genesis Notes and the Multicare Notes to revise the capital structures of the respective companies. Genesis and Multicare have been granted forbearance periods while discussions on their respective restructurings take place. Under the forbearance agreements, the senior creditors have, subject to certain conditions, refrained from accelerating the senior loans or exercising other remedies against Genesis and Multicare. During the forbearance periods, Genesis and Multicare have not made scheduled interest and principal payments under the Genesis and Multicare Credit Facilities. As a result of the uncertainty related to the covenant defaults and corresponding remedies, amounts outstanding under the Multicare and Genesis Credit Facilities and the Genesis Notes and the Multicare Notes have been classified as a current liability at March 31, 2000. The forbearance periods for both Genesis and Multicare expire on May 19, 2000. The Company is in discussions to extend the forbearance periods. No assurance can be given that the forbearance periods will be extended.

There can be no assurances that the senior lenders or holders of the Genesis Notes or Multicare Notes will approve any amendment or restructuring of the Genesis and / or Multicare Credit Facilities or the Genesis Notes and / or the Multicare Notes. The unaudited condensed consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to the covenant defaults and corresponding remedies.

If the senior lenders or holders of the Genesis Notes and / or the Multicare Notes accelerate the obligations under the agreements, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. In addition, in light of the Company's current financial condition and the existence of certain defaults, the Company may need to seek protection under federal bankruptcy law.

The Company reported a working capital deficit of $1,819,504,000 at March 31, 2000, of which approximately $2,120,000,000 is due to the reclassification of debt under the Genesis Credit Facility, the Multicare Facility, the Genesis Notes and the Multicare Notes from long-term liabilities to current liabilities as a result of the Company's' default under certain of these debt agreements. Genesis' cash flow from operations for the six months ended March 31, 2000 was a use of cash of $33,506,000 compared to a use of cash of $8,124,000 for the six months ended March 31, 1999 principally due to increased losses and the timing of vendor payments, offset by the impact of the Company's non-payment of interest previously discussed. At March 31, 2000, included in accounts receivable were approximately $5,700,000 due from HCR Manor Care (see "Legal Proceedings") and approximately $21,500,000 due from Mariner Post-Acute Network, Inc. and Mariner Health Group, Inc. ("Mariner") for the provision of certain ancillary services rendered. On January 18, 2000, Mariner Post-Acute Network, Inc. and Mariner Health Group, Inc. filed separate voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. The Company is actively pursuing its claim for the receivables from Mariner, including participating as a member of the official unsecured creditors committee.

At March 31, 2000, $54,300,000 of trade receivables and payables between Genesis and Multicare were eliminated in consolidation.

Investing activities for the six months ended March 31, 2000 include approximately $28,000,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. Of the capital expenditures, approximately $8,700,000 relates to the construction, renovation and expansion of assisted living facilities.

Financing activities during the six months ended March 31, 2000 were positively impacted by the Company's non-payment of approximately $15,275,000 of principal obligations under the Genesis and Multicare Credit Facilities. In addition, the Company received proceeds of $50,000,000 for the issuance of common stock to Cypress and TPG in connection with the Multicare joint venture restructuring transaction.

Genesis anticipates an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums will increase. In addition, as a result of the Company's current financial condition it is unable to continue certain self insured programs and has replaced these programs with outside insurance carriers.

In April of 2000, the Company terminated the Execuflex Plan and the Vitalink Nonqualified Plan. All amounts in these plans were distributed to the participants with no material effect to the Company's cash flow.

Credit Facilities and Other Debt

                             Genesis Credit Facility

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries (excluding Multicare) a credit facility totaling $1,250,000,000 (the "Genesis Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The fourth amended and restated credit agreement made the financial covenants for certain periods less restrictive, required minimum asset sales, increased the Applicable Margin (defined below), provided the lenders of the Genesis Credit Facility a collateral interest in certain real and personal property of the Company, and generally reallocated the proceeds thereof among the Tranche II Facility (defined below), the Genesis Revolving Facility (defined below) and the Genesis Term Loans (defined below) and permitted the restructuring of the Put/Call Agreement, as defined. Additionally, the fourth amended and restated credit agreement provides for $40,000,000 of additional borrowing capacity, (the "Tranche II Facility") available to the Company beginning in December 1999.

The Genesis Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Genesis Term Loans"), and a $650,000,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000,000 Tranche II Facility. The Genesis Term Loans amortize in quarterly installments through 2005. The Genesis Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445,000 at March 31, 2000 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $151,131,000 at March 31, 2000 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,378,000 at March 31, 2000 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,834,000 (excluding letters of credit) at March 31, 2000, becomes payable in full on September 30, 2003. At March 31, 2000, the outstanding balance of the Tranche II Facility was $40,000,000. The aggregate outstanding balance of the Genesis Credit Facility at March 31, 2000 is classified as a current liability.

The Genesis Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests in substantially all personal property, excluding inventory, including accounts receivable, equipment and general intangibles. Mortgages on substantially all of Genesis' subsidiaries' real property were also granted. Loans under the Genesis Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Genesis Tranche A Term Facility and Genesis Revolving Facility have an Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans. Loans under the Genesis Tranche B Term Facility have an Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBO Rate loans. Loans under the Genesis Tranche C Term Facility have an Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBO Rate loans. Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

The senior creditors agreed during the forbearance period to waive the imposition of the Default Rate. However, effective with the default under the Genesis Credit Facility, the Company is no longer entitled to elect a LIBO Rate.

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

The Multicare Credit Facilities consist of three term loans with an aggregate original balance of $400,000,000 (collectively, the "Multicare Term Loans"), and a $125,000,000 revolving credit loan (the "Multicare Revolving Facility"). The Multicare Term Loans amortize in quarterly installments through 2005. The loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $139,301,000 at March 31, 2000 (the "Multicare Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $145,893,000 at March 31, 2000 (the "Tranche B Term Facility"); and (iii) and an original eight year term loan maturing in June 2005 with an outstanding balance of $48,382,000 at March 31, 2000 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $123,534,000 at March 31, 2000, becomes payable in full on September 30, 2003. The aggregate outstanding balance of the Multicare Credit Facility at March 31, 2000 is classified as a current liability.

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

Effective with the Amendment on August 20, 1999, loans under the Multicare Tranche A Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75%, loans under the Multicare Tranche B Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.0%, loans under the Multicare Tranche C Term Facility bear interest at a rate equal to LIBO Rate plus a margin up to 4.25%; and loans under the Multicare Revolving Credit Facility bear interest at a rate equal to LIBO Rate plus a margin up to 3.75%. Subject to meeting certain financial covenants, the above-referenced interest rates will be reduced.

The senior creditors agreed during the forbearance period to waive the imposition of the Default Rate. However, effective with the default under the Multicare Credit Facility, the Company shall no longer be entitled to elect a LIBO Rate. Effective March 20, 2000, loans under the Multicare Tranche A Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%; loans under the Multicare Tranche B Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.25%; loans under the Multicare Tranche C Term Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.5%;and loans under the Multicare Revolving Credit Facility bear interest at a rate equal to Prime Rate plus a margin up to 2.0%.

The Company anticipates selling the assets of 14 eldercare centers in Ohio for approximately $36,000,000 in accordance with a signed letter of intent. All net proceeds of the disposition of assets located in Ohio are expected to be applied against the Multicare Credit Facility at the time outstanding on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender. There can be no assurances that any such sales of assets can be consummated.

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

                               Other Indebtedness

Genesis has outstanding an aggregate of $370,000,000 of Senior Subordinated Notes (the "Genesis Notes") with interest rates ranging from 9.25% to 9.875%. Interest on the Genesis Notes are payable semi-annually. The Genesis Notes are due in 2005 through 2009. Multicare has outstanding $250,000,000 of 9.00% Senior Subordinated Notes (the "Multicare Notes") that are due in 2007. Interest on the Multicare Notes is payable semi-annually. The aggregate outstanding balance of the Genesis Notes and the Multicare Notes at March 31, 2000 is classified as a current liability.

Certain of these and other of Genesis' and Multicare's outstanding loans contain covenants which, without the prior consent of the lenders, limit certain of Genesis' and Multicare's activities. Such covenants contain limitations relating to the merger or consolidation of Genesis or Multicare and Genesis' and Multicare's ability to secure indebtedness, make guarantees, grant security interests and declare dividends. In addition, certain of Genesis and Multicare's outstanding loans require that Genesis and Multicare maintain certain minimum levels of cash flow and debt service coverage, and must maintain certain ratios of liabilities to net worth. Under certain of these loans, Genesis is restricted from paying cash dividends on the Common Stock, unless certain conditions are met. Genesis has not declared or paid any cash dividends on its Common Stock since its inception.

The Multicare Restructuring

In connection with the restructuring of the Multicare transaction, Genesis entered into a Restructuring Agreement with Cypress, TPG and Nazem to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare. Pursuant to the Restructuring Agreement the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock, which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.; and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, which was issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

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

Legislative and Regulatory Issues

Legislative and regulatory action, including but not limited to the 1997 Balanced Budget Act and the Balanced Budget Refinement Act, has resulted in continuing changes in the Medicare and Medicaid reimbursement programs which has adversely impacted us. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

Anticipated Impact of Healthcare Reform

The Genesis eldercare centers began implementation of PPS on October 1, 1998 and the majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. The actual impact of PPS on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of the Balanced Budget Refinement Act, regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business. PPS and other existing and future legislation and regulation have already and may also adversely affect our pharmacy and medical supply revenue, and other specialty medial services.

As a result of the Balanced Budget Refinement Act, the Company transitioned 24 eldercare centers to the full federal rate effective January 1, 2000. The Company believes this transition will result in incremental annualized revenue of approximately $2,400,000, which will in part be offset by the continued phase-in of PPS at other facilities that have not transitioned to the full federal rate.

Other

In August 1998, in connection with the Vitalink Transaction, the Company issued the Series G Preferred. The Series G Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without our consent. The dividend rate increases on the fourth, fifth, ninth, eleventh and thirteenth anniversary dates to 6.1875%, 6.6250%, 7.0625%, 7.5% and 7.9375%, respectively. The Series G Preferred is convertible into Genesis common stock, par value $.02 per share, at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of common stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. At March 31, 2000 there were approximately $25,000,000 of accrued, but unpaid dividends on the Series G Preferred. The Company does not anticipate paying cash dividends on the Series G Preferred in fiscal 2000. The holders of the Series G Preferred are entitled to be paid in additional shares of Series G Preferred to the extent that dividends are not declared and paid or funds continue to not be legally available for the payment of dividends after four consecutive quarterly periods, as defined.

Seasonality

The Company's earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. Genesis has implemented cost control measures to attempt to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes. Historically, the Company has employed established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. As a result of the non-payment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they have elected to force early termination of the interest rate swap arrangements, and have asserted a $28,300,000 obligation. The interest rate swap termination charge is reflected in the condensed consolidated statement of operations as debt restructuring and other charges.

At March 21, 2000, Genesis has no interest rate swap agreements outstanding.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  The Genesis and Vitalink Actions Against HCR Manor Care

                  On May 7, 1999, Genesis Health Ventures, Inc. and Vitalink Pharmacy Services (d/b/a NeighborCare(R), a subsidiary of Genesis, filed multiple lawsuits requesting injunctive relief and compensatory damages against HCR Manor Care, Inc. ("HCR Manor Care") and two of its subsidiaries and principals. The lawsuits arise from HCR Manor Care's threatened termination of long term pharmacy services contracts effective June 1, 1999. Vitalink filed a complaint against HCR Manor Care and two of its subsidiaries in Baltimore City, Maryland circuit court (the "Maryland State Court Action"). Genesis filed a complaint against HCR Manor Care and two of its subsidiaries and principals in federal district court in Delaware including, among other counts, securities fraud (the "Delaware Federal Action"). Vitalink has also instituted an arbitration action before the American Arbitration Association (the "Arbitration"). In these actions, Vitalink is seeking a declaration that it has a right to provide pharmacy, infusion therapy and related services to all of HCR Manor Care's facilities and a declaration that HCR Manor Care's threatened termination of the long term pharmacy service contracts was unlawful. Genesis and Vitalink also seek over $100,000,000 in compensatory damages and enforcement of a 10-year non-competition clause.

                  Genesis acquired Vitalink from Manor Care in August 1998. In 1991, Vitalink and Manor Care had entered into long- term master pharmacy, infusion therapy and related services agreements which gave Vitalink the right to provide pharmacy services to all facilities owned or licensed by Manor Care and its affiliates. In 1998, the terms of the pharmacy service agreements were extended to September, 2004. Under the two master service agreements, Genesis and Vitalink receive revenues at the rate of approximately $100,000,000 per year.

                  By agreement dated May 13, 1999, the parties agreed to consolidate the Maryland State Court Action relating to the master service agreements with the Arbitration matter. Accordingly, on May 25, 1999, the Maryland State Court Action was dismissed voluntarily. Until such time as a final decision is rendered in said Arbitration, the parties have agreed to maintain the master service agreements in full force and effect.

                  HCR Manor Care and its subsidiaries have pleaded counterclaims in the Arbitration seeking damages for Vitalink's alleged overbilling for products and services provided to HCR Manor Care, a declaration that HCR Manor Care had the right to terminate the master service agreements, and a declaration that Vitalink does not have the right to provide pharmacy, infusion therapy and related services to facilities owned by HCR prior to its merger with Manor Care. According to an expert report submitted by HCR Manor Care on May 8, 2000, HCR Manor Care is seeking $17,800,000 in compensatory damages for alleged overbilling by Vitalink between September 1, 1998 and March 31, 2000. On January 14, 2000, HCR Manor Care moved to dismiss Vitalink's claims in the Arbitration that it has a right to provide pharmacy and related services to the HCR Manor Care facilities not previously under the control of Manor Care. Oral argument on that motion will take place on May 15, 2000. Trial in the Arbitration is scheduled to begin June 12, 2000.

                  On June 29, 1999, defendants moved to dismiss or stay Genesis' securities fraud complaint filed in the Delaware Federal Action. On March 22, 2000, HCR Manor Care's motion was denied with respect to its motion to dismiss the compliant, but was granted to the extent that the action was stayed pending a decision in the Arbitration. As a result, Genesis still maintains its Delaware federal court complaint.

                  The Vitalink Action Against Omnicare and Heartland

                  On July 26, 1999, NeighborCare, through its Maryland counsel, filed an additional complaint against Omnicare Inc. ("Omnicare") and Heartland Healthcare (a joint venture between Omnicare and HCR Manor Care) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortuous interference with Vitalink's contractual rights under its three exclusive long-term service contracts with HCR Manor Care. On November 12, 1999, in response to a motion filed by the defendants, that action was stayed pending a decision in the Arbitration.

                  The HCR Manor Care Action Against Genesis in Delaware

                  On August 27, 1999, Manor Care Inc., a wholly owned subsidiary of HCR Manor Care, Inc., filed a lawsuit against Genesis in federal district court in Delaware based upon Section 11 and
                  Section 12 of the Securities Act. Manor Care Inc. alleges that in connection with the sale of the Genesis Series G Preferred Stock issued as part of the purchase price to acquire Vitalink, Genesis failed to disclose or made misrepresentations related to the effects of the conversion to the prospective payment system, the restructuring of the Multicare joint venture, the impact of the acquisition of Multicare, the status of Genesis labor relations, Genesis' ability to declare dividends on the Series G Preferred Stock and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care Inc. seeks, among other things, compensatory damages and rescission of the purchase of the Series G Preferred Stock. On November 23, 1999, Genesis moved to dismiss this action on the ground, among others, that Manor Care's complaint failed to plead fraud with particularity. On January 18, 2000, Genesis moved to consolidate this action with the action brought against HCR Manor Care in Delaware federal court. Both of these motions have been fully submitted and are awaiting decision.

                  The HCR Manor Care Action Against Genesis in Ohio

                  On December 22, 1999, Manor Care filed a lawsuit against Genesis and others in the United States District Court for the Northern District of Ohio. Manor Care alleges, among other things, that the Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred") and Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock (the "Series I Preferred") were issued in violation of the terms of the Series G Preferred and the Rights Agreement dated as of April 26, 1998 between Genesis and Manor Care. Manor Care seeks, among other things, damages and rescission or cancellation of the Series H and Series I Preferred. On February 29, 2000, Genesis moved to dismiss this action on the ground, among others, that Manor Care's complaint failed to state a cause of action. That motion will be fully submitted on May 19, 2000.

                  Genesis is not able to predict the results of such litigation. However, if the outcome is unfavorable to us, and the claims of HCR Manor Care are upheld, such results would have a material adverse effect on our financial position. See "Cautionary Statement Regarding Forward-Looking Statements."

Item 2.  Changes in Securities

                  Not Applicable

Item 3.  Defaults Upon Senior Securities

                  As of March 31, 2000, Genesis and Multicare did not made scheduled interest and principal payments in the amount of approximately $36,400,000 under the Genesis and Multicare Credit Facilities and a lease financing facility. Genesis and Multicare are also in default of other covenants under the Genesis and Multicare Credit Facilities.

                  Genesis has not made scheduled interest payments in the amount of approximately $5,800,000 due on April 1, 2000 under its $125,000,000, 9.25% Senior Subordinated Notes Due 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

                  On March 16, 2000, Genesis held its Annual Meeting of Shareholders and the following actions were taken:

                  o Stephen E. Luongo, Michael R. Walker, Phillip Gerbino, Pier C. Borra and Stephen J. Powers were elected directors; the following directors' terms of office continued after the meeting: Roger C. Lipitz, Alan B. Miller, Jack R. Anderson, Richard R. Howard and Samuel
                        H. Howard. The votes for each nominee were as follows:

                  --------------------------------------------------------------
                                               For            Withhold Authority
                  --------------------------------------------------------------
                  Stephen E. Luongo         62,638,240             3,841,981
                  --------------------------------------------------------------
                  Michael R. Walker         63,320,255             3,159,966
                  --------------------------------------------------------------
                  Phillip Gerbino           63,871,430             2,608,791
                  --------------------------------------------------------------
                  Pier C. Borra                586,240                     0
                  --------------------------------------------------------------
                  Stephen J. Powers            586,240                     0
                  --------------------------------------------------------------

                  o Amendments to Genesis' Non-Employee Director Stock Option Plan which: (1) increase the number of shares issuable under the Plan by 1,650,000 shares to an aggregate of 1,875,000 shares and (2) increase the number of shares to be granted annually to each non-employee director from 4,500 to 15,000 per year; were approved with 45,535,254 votes cast for; 2,652,191 votes cast against with zero abstentions and 36,045,864 non votes;

                  o A stock option redemption program under which Genesis employees and directors may elect to surrender Genesis stock options for unrestricted shares of Genesis Common Stock were approved with 43,497,234 votes cast for, 4,691,099 cast against with 177,402 abstentions and 36,045,864 non votes; and

                  o Amendments to Genesis' Amended and Restated Employee Stock Option Plan and the Director Plan to provide that the number of issuable shares under the Employee Stock Option Plan will be increased by the number of options surrendered under the stock redemption program, so that the total number of shares issuable under the Employee Stock Option Plan will remain at the current level of 6,750,000 were approved with 41,738,650 votes cast for, 6,446,610 cast against with 180,474 abstentions and 36,045,865 non votes.

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number            Description
         ------            -----------

         27                Financial Data Schedule

         99.1 Forbearance Agreement, dated as of March 20, 2000, among Genesis Health Ventures, Inc., certain Subsidiaries thereof, Mellon Bank, N.A. as Administrative Agent, Issuer of Letters of Credit, Collateral Agent and Synthetic Lease Facility Agent, Citicorp USA, Inc. as Syndication Agent, First Union National Bank as Documentation Agent, Bank of America, N.A. as Syndication Agent, and the Lenders and Secured Parties.

         (b)      Reports on Form 8-K

                           The Company filed a Current Report on Form 8-K dated March 21, 2000, reporting its announcement that it had begun restructuring discussions with its senior lenders and that it did not expect to make scheduled payments due on its senior and subordinated debt during the discussion period. The Current Report on Form 8-K does not include financial statements.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                            GENESIS HEALTH VENTURES, INC.


Date:  May 15, 2000          /s/ George V. Hager, Jr.
                            ---------------------------------
                            George V. Hager, Jr.
                            Executive Vice President and Chief Financial Officer