Form 10-Q
period 2000-06-30
GENESIS HEALTH VENTURES INC /PA
filed 2000-08-21
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

                           YES [ x ]     NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 14, 2000: 48,640,262 shares of common stock

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        -----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS............................... 1


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements................................................... 3

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................. 21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk............ 37

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................... 38

         Item 2.  Changes in Securities................................................. 41

         Item 3.  Defaults Upon Senior Securities....................................... 41

         Item 4.  Submission of Matters to a Vote of Security Holders................... 41

         Item 5.  Other Information..................................................... 41

         Item 6.  Exhibits and Reports on Form 8-K...................................... 41


SIGNATURES.............................................................................. 42

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

Factors that could cause actual results to differ materially include, but are not limited to the following:

         o        our bankruptcy cases;

         o our default under our senior credit agreement and our senior subordinated and other notes;

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

On June 22, 2000, Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline will be established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying unaudited condensed consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

These and other factors have been discussed in more detail in the Company's periodic reports.

                          Part I: FINANCIAL INFORMATION

Item 1:  Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                               June 30,              September 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                2000                     1999
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                               $    15,607               $    12,397
          Investments in marketable securities                                                    24,968                    24,599
          Accounts receivable, net of allowance for doubtful accounts                            472,288                   370,472
          Inventory                                                                               65,517                    63,369
          Prepaid expenses and other current assets                                               58,843                    46,964
----------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                         637,223                   517,801
----------------------------------------------------------------------------------------------------------------------------------

Property, plant, and equipment, net                                                            1,180,041                   612,301
Notes receivable and other investments                                                            42,348                    40,075
Other long-term assets                                                                           132,104                   112,978
Investments in unconsolidated affiliates                                                          21,123                   180,882
Goodwill and other intangibles, net                                                            1,434,715                   965,877
----------------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                             $ 3,447,554               $ 2,429,914
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities not subject to compromise:
          Current installments of long-term debt                                             $      --                 $    37,126
          Accounts payable and accrued expenses                                                   81,430                   244,971
----------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                                     81,430                   282,097
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt not subject to compromise:
          Mortgages and other long-term debt                                                     101,440                 1,484,510
Liabilities subject to compromise                                                              2,481,890                      --
Deferred income taxes                                                                             47,366                    13,827
Deferred gain and other long-term liabilities                                                     69,975                    61,590
Minority interest                                                                                157,903                      --
Redeemable preferred stock                                                                       436,292                      --

Shareholders' equity:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
               5,000,000 shares, 587,781 and 590,253 issued and outstanding at
               June 30, 2000 and September 30, 1999, respectively                                      6                         6
          Common stock, par $.02, authorized 60,000,000 shares, issued and outstanding 48,653,254 and 48,641,154 at June 30, 2000;
              36,145,678 and 36,133,578 at September 30, 1999                                        748                       723
          Additional paid-in capital                                                             803,596                   753,452
          Accumulated deficit                                                                   (731,671)                 (165,620)
          Accumulated other comprehensive loss                                                    (1,178)                     (428)
          Treasury stock, at cost                                                                   (243)                     (243)
----------------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                                    71,258                   587,890
----------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                               $ 3,447,554               $ 2,429,914
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                              Three months ended            Nine months ended
                                                                                    June 30                     June 30
--------------------------------------------------------------------------------------------------------------------------------
                                                                             2000         1999           2000           1999
--------------------------------------------------------------------------------------------------------------------------------
Net revenues:
        Pharmacy and medical supply services                           $    240,330   $    230,387   $    697,179   $    698,505
        Inpatient services                                                  331,650        175,887        989,061        527,720
        Other revenue                                                        43,871         58,814        121,338        182,686
--------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                             615,851        465,088      1,807,578      1,408,911
--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                                  551,485        404,658      1,596,212      1,215,416
        Debt restructuring and reorganization costs and other charges        44,124           --           88,237          9,701
Multicare joint venture restructuring charge                                   --             --          420,000           --
Depreciation and amortization                                                29,423         18,887         87,578         55,453
Lease expense                                                                 9,661          6,655         28,674         19,641
Interest expense, net                                                        61,180         29,515        170,682         85,295
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, minority interest, equity in net loss of unconsolidated affiliates, extraordinary item and
   cumulative effect of accounting change                                   (80,022)         5,373       (583,805)        23,405
Income tax expense (benefit)                                                (20,233)         2,901        (35,968)        10,851
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest, equity in net loss of unconsolidated affiliates, extraordinary item and
   cumulative effect of accounting change                                   (59,789)         2,472       (547,837)        12,554
Minority interest                                                            10,268           --           23,295           --
Equity in net loss of unconsolidated affiliates                                --           (3,475)          --           (8,626)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item and cumulative effect
   of accounting change                                                     (49,521)        (1,003)      (524,542)         3,928
Extraordinary item, net of tax                                                 --             --             --           (2,100)
Cumulative effect of accounting change                                         --             --          (10,412)          --
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           (49,521)        (1,003)      (534,954)         1,828
Preferred stock dividends                                                    11,416          4,855         31,097         14,568
--------------------------------------------------------------------------------------------------------------------------------
Loss attributed to common shareholders                                 $    (60,937)  $     (5,858)  $   (566,051)  $    (12,740)
--------------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic and Diluted
           Loss before extraordinary item
             and cumulative effect of accounting change                $      (1.25)  $      (0.17)  $     (11.94)  $      (0.30)
           Net loss                                                    $      (1.25)  $      (0.17)  $     (12.16)  $      (0.36)
           Weighted average shares of common stock                       48,641,154     35,371,499     46,542,614     35,268,910
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                       Nine months ended
                                                                                                             June 30
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
      Cash flows from operating activities:
             Net income (loss)                                                               $(534,954)               $   1,828
             Net charges included in operations not requiring funds                            543,301                   70,480
             Changes in assets and liabilities excluding the effects of acquisitions
                     Accounts receivable                                                       (49,060)                 (28,120)
                     Accounts payable and accrued expenses                                     (61,056)                 (18,586)
                     Other, net                                                                    570                   (1,800)
-------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operations                                        (101,199)                  23,802
-------------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Proceeds from sale (purchase) of marketable securities                             (1,119)                   1,677
             Proceeds from sale of Ohio assets                                                  33,000                     --
             Capital expenditures                                                              (40,006)                 (57,457)
             Payments for acquisitions, net of cash acquired                                      --                    (12,003)
             (Investments in) and proceeds from unconsolidated affiliates                        1,383                  (24,180)
             Notes receivable and other investments, and
                other long-term asset additions, net                                           (10,345)                  (7,677)
-------------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                             (17,087)                 (99,640)
-------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings under working capital revolving credit facilities                  140,868                  115,200
             Repayment of long-term debt and payment of sinking fund requirements              (83,339)                (143,540)
             Proceeds from issuance of long-term debt                                           10,000                  123,050
             Proceeds from issuance of common stock                                             50,000                     --
             Preferred stock dividends paid                                                       --                     (5,988)
             Debt issuance costs                                                                  --                     (3,088)
-------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                         117,529                   85,634
-------------------------------------------------------------------------------------------------------------------------------

      Net increase (decrease) in cash and equivalents                                             (757)                   9,796
      Cash and equivalents
             Beginning of period                                                                16,364                    4,902
-------------------------------------------------------------------------------------------------------------------------------
             End of period                                                                   $  15,607                $  14,698
-------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 GENESIS HEALTH VENTURES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

Genesis Health Ventures, Inc. ("Genesis" or the "Company") provides eldercare in the eastern United States through a network of over 300 Genesis ElderCare skilled nursing and assisted living centers plus long term care support services nationwide including pharmacy, medical equipment and supplies, rehabilitation, group purchasing, consulting and facility management.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 22, 2000, Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

The financial information as of June 30, 2000, and for the three and nine months ended June 30, 2000 and 1999, is unaudited and has been prepared in conformity with the accounting principles and practices as reflected in the Company's audited annual financial statements. In the opinion of management, the consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and all adjustments pursuant to the adoption of the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") for a fair presentation of the financial position and results of operations for the interim presented.

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

2. Voluntary Petition for Relief Under Chapter 11 of the United States Bankruptcy Code

On June 22, 2000, Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries (the "Genesis Debtors") filed for voluntary relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates (the "Multicare Debtors") also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern.

Except for relief that might otherwise be granted by the Bankruptcy Court overseeing the Chapter 11 cases, and further subject to certain statutory exceptions, the automatic stay protection afforded by Chapter 11 of the Bankruptcy Code cases prevents any creditor or other third parties from taking any action in connection with any defaults under pre-petition debt obligations or agreements of the Company and those of its subsidiaries or affiliates which are debtors in the Chapter 11 cases. In connection with the Chapter 11 cases, the Company expects to develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 cases. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

The Bankruptcy court approved, on a final basis, borrowings of up to $250,000,000 in respect of the Genesis debtor-in-possession financing facility (the "Genesis DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Bankruptcy Court also approved, on a final basis, borrowings of up to $50,000,000 in respect of the Multicare debtor-in-possession financing facility (the "Multicare DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. Other than two third party lenders, with respect to which final orders authorizing use of cash collateral are pending, the Bankruptcy Court, authorized, on a final basis, the Genesis and Multicare Debtors to use the cash collateral of certain third party lenders. The Genesis and Multicare Debtors intend to utilize the DIP Facilities of the respective companies and existing cash flows to fund ongoing operations during the Chapter 11 cases. As of June 30, 2000, approximately $91,000,000 of borrowings under the Genesis DIP Facility were outstanding and no borrowings were outstanding under the Multicare DIP Facility.

Since the Company filed for protection under the Bankruptcy Code, the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2000 have been prepared in accordance with SOP 90-7. Pursuant to SOP 90-7, the Company has reported liabilities subject to compromise at June 30, 2000.

On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the pre-petition claims of certain critical vendors and patients. All other unsecured pre-petition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 follows (in thousands):

                                                            As of June 30,
                                                                2000
                                                            --------------
         Liabilities subject to compromise:
              Revolving credit and term loans                   $1,483,898
              Senior subordinated notes                            615,204
              Revenue bonds and other indebtedness                 170,360
              Accounts payable and accrued liabilities             100,852
              Accrued interest                                      81,626
              Accrued preferred stock dividends                     29,950
                                                            --------------
                                                                $2,481,890
                                                            ==============

A summary of the principal categories of reorganization items follows (in thousands):

                                                           For the Three Months      For the Nine Months
                                                                   Ended                    Ended
                                                               June 30, 2000            June 30, 2000
          Reorganization items:
               Legal, accounting and consulting fees              $ 3,967                  $ 7,891
               Bank fees                                            5,379                    6,429
                                                           ---------------------------------------------
                                                                  $ 9,346                  $14,320
                                                           =============================================

3.       Certain Significant Risks and Uncertainties

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

4.       Long-Term Debt

                     Genesis Debtor-in-Possession Financing

On June 22, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries and affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under the Company's and such subsidiaries and affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by the Company and those of its subsidiaries and affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (excluding Multicare and its direct and indirect subsidiaries), b) authorization for the Company to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Genesis DIP Facility") and authorizing advances in the interim period of up to $150,000,000 out of a possible $250,000,000 facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $250,000,000 Genesis DIP Facility and permitting full usage thereunder. Usage under the Genesis DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $250,000,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable and (ii) up to $175,000,000 against real property. The Genesis DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar Rate ("LIBO Rate") plus 3.75%. Proceeds of the Genesis DIP Facility are available for general working capital purposes and as a condition of the loan, were required to refinance the

$40,000,000 outstanding under the Company's pre-petition priority Tranche II sub-facility. Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the pre-petition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. As of June 30, 2000 borrowings outstanding under the Genesis DIP Facility were $91,000,000. As of July 31, 2000 borrowings outstanding under the Genesis DIP Facility were $94,000,000. The Genesis DIP Facility also provides for the issuance of up to $25,000,000 in standby letters of credit. As of July 31, 2000 there was $11,500,000 in letters of credit issued thereunder.

Pursuant to the agreement, the Company and each of its subsidiaries named as borrowers or guarantors under the Genesis DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Genesis DIP Facility) in all unencumbered pre- and post-petition property of the Company. The Genesis DIP Facility also has priority over the liens on all collateral pledged under (i) the Fourth Amended and Restated Credit Agreement dated as of August 20, 1999, (ii) the Synthetic Lease dated October 7, 1996 and (iii) other obligations covered by the Collateral Agency Agreement, including any Swap Agreement, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Genesis and its borrower and guarantor subsidiaries.

The Genesis DIP financing agreement limits, among other things, the Company's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The Genesis DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and Genesis DIP Facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company's inability to obtain further advances under the Genesis DIP Facility and the potential exercise of remedies by the Genesis DIP Facility lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of the Company to successfully reorganize under Chapter 11.

                    Multicare Debtor-in-Possession Financing

On June 22, 2000, Multicare and substantially all of its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under Multicare's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through July 31, 2000, there has been no usage under the Multicare DIP Facility. The

Multicare DIP Facility also provides for the issuance of up to $20,000,000 in standby letters of credit. As of July 31, there was $3,700,000 in letters of credit issued thereunder.

Pursuant to the agreement, Multicare and each of its affiliates named as borrowers or guarantors under the Multicare DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Multicare DIP Facility) in all unencumbered pre- and post-petition property of Multicare. The Multicare DIP Facility also has priority over the liens on all collateral pledged under the Pre-petition Senior Credit Facility dated as of October 9, 1997 as amended, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

The Multicare DIP financing agreement limits, among other things, Multicare's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The Multicare DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and Multicare DIP Facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in Multicare's inability to obtain further advances under the Multicare DIP Facility and the potential exercise of remedies by the Multicare DIP Facility lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of Multicare to successfully reorganize under Chapter 11.

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

The Genesis Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Genesis Term Loans"), and a $650,000,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000,000 Tranche II Facility. The Genesis Term Loans amortize in quarterly installments through 2005. The Genesis Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445,000 at June 30, 2000 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $152,131,000 at June 30, 2000 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,378,000 at June 30, 2000 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,834,000 (excluding letters of credit) at June 30, 2000, becomes payable in full on September 30, 2003. At June 30, 2000, there were no outstanding borrowings under the Tranche II Facility. The aggregate outstanding balance of the Genesis Credit Facility at June 30, 2000 is classified as a liability subject to compromise.

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

The Multicare Credit Facilities consist of three term loans with an aggregate original balance of $400,000,000 (collectively, the "Multicare Term Loans"), and a $125,000,000 revolving credit loan (the "Multicare Revolving Facility"). The Multicare Term Loans amortize in quarterly installments through 2005. The loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $132,239,000 at June 30, 2000 (the "Multicare Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $138,339,000 at June 30, 2000 (the "Tranche B Term Facility"); and (iii) and an original eight year term loan maturing in June 2005 with an outstanding balance of $45,877,000 at June 30, 2000 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $107,655,000 at June 30, 2000, becomes payable in full on September 30, 2003. The aggregate outstanding balance of the Multicare Credit Facility at June 30, 2000 is classified as a liability subject to compromise.

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

Multicare is in Default under the Multicare Credit Facility and has not made any scheduled interest payments since March 29, 2000.

                               Other Indebtedness

Genesis has outstanding an aggregate of $370,000,000 of Senior Subordinated Notes (the "Genesis Notes") with interest rates ranging from 9.25% to 9.875%. Interest on the Genesis Notes are payable semi-annually. The Genesis Notes are due in 2005 through 2009. Multicare has outstanding $250,000,000 of 9.00% Senior Subordinated Notes (the "Multicare Notes") that are due in 2007. Interest on the Multicare Notes is payable semi-annually. Genesis and Multicare are in default of their respective senior subordinated note indenture agreements. The aggregate outstanding balance of the Genesis Notes and the Multicare Notes at June, 2000 is classified as a liability subject to compromise.

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

5.       Debt Restructuring and Reorganization Costs and Other Charges

During the quarter ended March 31, 2000, the Company began discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the Company's capital structure. During the discussion period, which continued into the quarter ended June 30, 2000, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis and Multicare's senior subordinated debt agreements. On June 22, 2000 Genesis filed for voluntary relief under Chapter 11 of the Bankruptcy Court. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, the Company incurred legal, bank, accounting and other costs of approximately $16,100,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,300,000 obligation, which is classified as a liability subject to compromise. The professional and other fees and the interest rate swap termination are reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

During the nine months ended June 30, 2000, Genesis decided to close three underperforming owned eldercare centers with 545 combined beds. As a result, a charge of $9,200,000 was recorded to account for certain impaired assets of the three owned eldercare centers. In addition, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $36,500,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,900,000. These charges are reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

During the quarter ended June 30, 2000, the Company recorded a charge of approximately $19 million to reserve certain trade receivables due from healthcare providers that filed for bankruptcy protection. This charge is reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

During the quarter ended December 31, 1999, the Company recorded a non-cash pre-tax charge of $7,720,000 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's financial condition and other considerations, the Company determined not to proceed with the Redemption Program. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis common stock. This charge is reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

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

          Amendment to Put/Call Agreement; Issuance of Preferred Stock

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred"), which were issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.; and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, (the "Series I Preferred") which were issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

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

                                                                   (In thousands, except per
                                                                        common share data)
                                                                        Nine Months Ended
Unaudited Pro Forma Statement of Operations Information:                  June 30, 1999
                                                                           ------------
Total net revenue                                                          $ 1,814,282
Loss before extraordinary item                                                 (27,994)
Net loss                                                                       (30,094)
Loss per common share, before extraordinary item, diluted                        (0.59)
Loss per common share, diluted                                             $     (0.63)

7.       Loss Per Share

The following table sets forth the computation of basic and diluted loss attributed to common shares (amounts in table are in thousands except per share data):

                                               Three                Three                Nine                 Nine
                                              Months                Months              Months               Months
                                               Ended                Ended               Ended                Ended
                                             June 30,              June 30,            June 30,             June 30,
                                                2000                 1999                2000                 1999
                                             -------------------------------------------------------------------------
Basic and Diluted Loss Per Share:
Loss before extraordinary item and
  cumulative effect of accounting
  change                                      $ (60,937)           $  (5,858)           $(555,639)           $ (10,640)
Extraordinary item                                 --                   --                   --                 (2,100)
Cumulative effect of accounting
  change                                           --                   --                (10,412)                --
                                             -------------------------------------------------------------------------
Loss attributed to common
  shareholders                                $ (60,937)           $  (5,858)           $(566,051)           $ (12,740)
                                             -------------------------------------------------------------------------

Weighted average shares                          48,641               35,372               46,543               35,269
                                             -------------------------------------------------------------------------

Loss per share before extraordinary
  item and cumulative effect of
  accounting change                           $   (1.25)           $   (0.17)           $  (11.94)           $   (0.30)
Extraordinary item                                 --                   --                   --                  (0.06)
Cumulative effect of accounting
  change                                           --                   --                  (0.22)                --
                                             -------------------------------------------------------------------------
Loss per share                                $   (1.25)           $   (0.17)           $  (12.16)           $   (0.36)
                                             -------------------------------------------------------------------------

For the three and nine months ended June 30, 2000 and 1999, no exercise of stock options is assumed since their effect is antidilutive. The operating results for the three and nine months ended June 30, 1999 have been restated to increase non-cash preferred stock dividends by $486,000 and $1,462,000, respectively, to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight-line basis over the term of this series.

8.       Comprehensive Loss

The following table sets forth the computation of comprehensive loss (amounts in the table are in thousands):

                                                Three           Three            Nine            Nine
                                                Months          Months           Months          Months
                                                Ended           Ended            Ended           Ended
                                               June 30,        June 30,         June 30,         June 30,
                                                 2000            1999             2000            1999
                                          ---------------------------------------------------------------
Loss attributed to common
  shareholders                                 $ (60,937)       $ (5,858)      $ (566,051)      $ (12,740)
Unrealized loss on marketable
  securities                                        (154)           (259)            (750)           (806)
                                          ---------------------------------------------------------------
Total comprehensive loss                       $ (61,091)       $ (6,117)      $ (566,801)      $ (13,546)
                                          ---------------------------------------------------------------

Accumulated other comprehensive loss, which is composed of net unrealized gains and losses on marketable securities, was ($1,178,000) and ($122,000) at June 30, 2000 and 1999, respectively.

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

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers Genesis operates, as well as to independent healthcare providers by contract. The Company provides these services through 59 institutional pharmacies and 23 medical supply distribution centers located in its various market areas. In addition, the Company operates 33 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company, including the jointly owned Multicare centers.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at eldercare centers owned and leased by Genesis and Multicare. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The accounting policies of the segments are the same as those of the Company. All intersegment sales prices are market based. The Company evaluates performance of its operating segments based on income before interest, income taxes, depreciation, amortization, rent and nonrecurring items.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column represents operating information of business units below the prescribed quantitative thresholds. These business units derive revenues from the following services: rehabilitation therapy, management services, capitation fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing and other healthcare related services. In addition, the "Other" column includes the elimination of intersegment transactions.

                                                   Pharmacy and
                                                     Medical
                                                     Supply             Inpatient
(in thousands)                                      Services             Services              Other                Total
----------------------------------------------------------------------------------------------------------------------------
Three months ended
   June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
Revenue from external customers                    $  240,330           $  331,650           $   43,871           $  615,851
Revenue from intersegment
   customers                                           25,560                 --                 48,074               73,634
Operating income (1)                                   21,564               40,448                2,354               64,366
Total assets                                        1,082,993            1,758,026              615,749            3,447,554
----------------------------------------------------------------------------------------------------------------------------
Three months ended
   June 30, 1999
----------------------------------------------------------------------------------------------------------------------------
Revenue from external customers                       230,387              175,887               58,814              465,088
Revenue from intersegment
   customers                                           15,702                 --                 15,086               30,788
Operating income (1)                                   28,416               24,993                7,021               60,430
Total assets                                       $1,080,851           $  842,978           $  774,597           $2,698,426
----------------------------------------------------------------------------------------------------------------------------
                                                   Pharmacy and
                                                     Medical
                                                     Supply             Inpatient
(in thousands)                                      Services             Services              Other                Total
----------------------------------------------------------------------------------------------------------------------------
Nine months ended
   June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
Revenue from external customers                    $  697,179           $  989,061           $  121,338           $1,807,578
Revenue from intersegment
   customers                                           77,329                 --                134,034              211,363
Operating income (1)                                   71,953              117,774               21,639              211,366
Total assets                                        1,082,993            1,758,026              615,749            3,447,554
----------------------------------------------------------------------------------------------------------------------------
Nine months ended
   June 30, 1999
----------------------------------------------------------------------------------------------------------------------------
Revenue from external customers                       698,505              527,720              182,686            1,408,911
Revenue from intersegment
   customers                                           43,956                 --                 54,250               98,206
Operating income (1)                                   93,766               79,766               19,963              193,495
Total assets                                       $1,080,851           $  842,978           $  774,597           $2,698,426
----------------------------------------------------------------------------------------------------------------------------

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

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. We provide these services through 59 institutional pharmacies and 23 medical supply distribution centers located in our various market areas. In addition, we operate 33 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. NeighborCare purchases substantially all of its pharmaceuticals, approximately $540,000,000 annually, through Cardinal Health, Inc. under a five-year contract which commenced in May of 1999. NeighborCare has other sources of supply available to it and has not experienced difficulty obtaining pharmaceuticals or other supplies used in the conduct of its business. Approximately 91% of the sales attributable to all pharmacy operations in the twelve months ended September 30, 1999 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by us, including the jointly owned and consolidated Multicare centers.

We include in inpatient service revenue all room and board charges and ancillary service revenue for our eldercare customers at eldercare centers owned and leased by Genesis and Multicare.

We include the following in other revenues: rehabilitation therapy, management fees, capitation fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees and other healthcare related services.

Certain Transactions and Events

Liquidity and Going Concern Assumption

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash flow.

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

          Amendment to Put/Call Agreement; Issuance of Preferred Stock

Pursuant to the Restructuring Agreement, the Put under the Put/Call Agreement was terminated in exchange for:

         o 24,369 shares of Genesis' Series H Senior Convertible Participating Cumulative Preferred Stock, (the "Series H Preferred") which were issued to Cypress, TPG and Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.; and

         o 17,631 shares of Genesis' Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock, (the "Series I Preferred") which were issued to Cypress, TPG and

                  Nazem, or their affiliated investment funds, in proportion to their respective investments in Genesis ElderCare Corp.

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

                               Accounting Effects

Prior to the Multicare restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Upon consummation of the restructuring transaction, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare is eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare will be carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest.

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

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

The Company's total net revenues for the quarter ended June 30, 2000 were $615,851,000 compared to $465,088,000 for the quarter ended June 30, 1999, an increase of $150,763,000 or 32%. Pharmacy and medical supply service revenue was $240,330,000 for the quarter ended June 30, 2000 versus $230,387,000 for the quarter ended June 30, 1999. Pharmacy and medical supply service revenues increased approximately $16,600,000 due to net revenue growth with external customers. This increase is offset by approximately $6,700,000 due to the consolidation of Multicare's results with those of Genesis in the June 2000 period and the resulting elimination of pharmacy and medical supply service revenues earned with the Multicare centers. Inpatient service revenue increased $155,763,000 or 89% to $331,650,000 from $175,887,000. Of this increase, approximately $158,787,000 is attributed to the consolidation of Multicare's inpatient revenues in the quarter ended June 30, 2000, and approximately $3,000,000 is attributed to volume growth in Genesis' Medicare census. These increases are offset by reduced revenue of approximately $11,100,000 resulting from seven fewer eldercare centers operating in the June 30, 2000 quarter compared to June 30, 1999 quarter. The remaining increase of approximately $5,100,000 is due to changes in other payor categories and rates. Total patient days increased 911,368 to 2,136,772 during the quarter ended June 30, 2000 compared to 1,225,404 during the comparable period last year. Of this increase, 990,793 patient days are attributed to the consolidation of Multicare's inpatient business in the quarter ended June 30, 2000. This increase is offset by a reduction of 77,342 patient days resulting from seven fewer eldercare centers operating in the June 30, 2000 quarter compared to the June 30, 1999 quarter and the remaining decrease of 2,083 is the result of a decline in overall occupancy. Other revenues decreased approximately $14,900,000 from $58,814,000 to $43,871,000. Approximately $15,600,000 of the decline is attributed to the consolidation of Multicare's results with those of Genesis and the resulting elimination of management fee and other service related revenues with Multicare in the quarter ended June 30, 2000. Approximately $7,100,000 of this decline is attributed to the termination of a capitation contract in the Company's Chesapeake region. These declines are offset by increases in other revenue of approximately $7,800,000 attributed to growth in the Company's other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $595,609,000 for the quarter ended June 30, 2000 compared to $404,658,000 for the quarter ended June 30, 1999, an increase of $190,951,000 or 47%, of which approximately $110,000,000 is attributed to the consolidation of Multicare's results with those of Genesis, approximately $44,124,000 is attributed to certain charges described more fully in the next three paragraphs, $4,200,000 is attributed to the conversion of the Company's incentive compensation program from stock-based to cash-based and approximately $49,700,000 is attributed to growth in cost of sales, insurance related costs and inflationary increases, principally labor related costs. These increases are offset by reduced operating expenses of approximately $7,100,000 attributed to a terminated capitation contract in the Company's Chesapeake region and approximately $10,000,000 resulting from seven fewer eldercare centers operating in the June 30, 2000 quarter compared to the June 30, 1999 quarter.

During the quarter ended March 31, 2000, the Company began discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the Company's capital structure. During the discussion period, which continued into the June 30, 2000 quarter, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis and Multicare senior subordinated debt agreements. On June 22, 2000 Genesis filed for voluntary relief under Chapter 11 of the Bankruptcy Court. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, the Company incurred legal, bank, accounting and other costs of approximately $11,100,000. The professional and other fees are reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

During the quarter ended June 30, 2000, Genesis decided to close two underperforming owned eldercare centers with 415 combined beds. As a result, a charge of $6,100,000 was recorded to account for certain impaired assets of the two owned eldercare centers. In addition, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $36,500,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,900,000. These charges are reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

During the quarter ended June 30, 2000, the Company recorded a charge of approximately $19 million to reserve certain trade receivables due from healthcare providers that filed for bankruptcy protection. This charge is reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

In the quarter ended June 30, 2000, approximately $34,900,000 of revenue, and a corresponding amount of expense, was eliminated as a result of the consolidation of Genesis and Multicare.

Depreciation and amortization expense increased $10,536,000, of which $9,435,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase is principally attributed to incremental amortization of deferred financing costs, as well as incremental depreciation expense from capital expenditures made since June 30, 1999.

Lease expense increased $3,006,000, of which $3,227,000 is attributed to the consolidation of Multicare's results with those of Genesis, with $776,000 of the remaining decline attributed to five fewer eldercare centers leased during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, offset by normal increases in lease rates.

Interest expense increased $31,665,000, of which $19,562,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase in interest expense is primarily due to additional capital and working capital borrowings and an increase in the Company's weighted average borrowing rate.

Minority interest of $10,300,000 recorded during the quarter ended June 30, 2000 principally represents Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period.

Preferred stock dividends increased $6,561,000 to $11,416,000 during the quarter ended June 30, 2000 compared to $4,855,000 during the quarter ended June 30, 1999. This increase is attributed to the issuance of Series H and Series I Preferred Stock in mid-November, 1999. The June 30, 1999 preferred stock dividends were restated, resulting in an increase of $486,000, to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight-line basis over the term of that series.

Nine months ended June 30, 2000 compared to nine months ended June 30, 1999

The Company's total net revenues for the nine months ended June 30, 2000 were $1,807,578,000 compared to $1,408,911,000 for the nine months ended June 30, 1999, an increase of $398,667,000 or 28%. Pharmacy and medical supply service revenues were $697,179,000 for the nine months ended June 30, 2000 versus $698,505,000 for the nine months ended June 30, 1999. Pharmacy and medical supply service revenues increased approximately $18,674,000 due to net revenue growth with external customers. This increase is offset by approximately $20,000,000 due to the consolidation of Multicare's results with those of Genesis in the June 2000 period and the resulting elimination of pharmacy and medical supply service revenues earned with the Multicare centers. Inpatient service revenue increased $461,341,000 or 87% to $989,061,000 from $527,720,000.
Of this increase, approximately $475,400,000 is attributed to the consolidation of Multicare's inpatient revenues in the nine months ended June 30, 2000, approximately $1,900,000 is attributed to one additional calendar day in the June 30, 2000 period due to a leap year, and approximately $12,700,000 is attributed to volume growth in Genesis' Medicare census. These increases are offset by reduced revenue of approximately $30,500,000 resulting from eight fewer eldercare centers operating in the June 30, 2000 period compared to the June 30, 1999 period, and approximately $5,800,000 is attributed to rate dilution in the Company's Medicare rate per patient day as a result of PPS. The remaining increase of approximately $7,600,000 is due to shifts in other payor categories and rates. The Company's average Medicare rate per patient day for the nine months ended June 30, 2000 was approximately $292 compared to $305 for the nine months ended June 30, 1999. Total patient days increased 2,818,224 to 6,517,160 during the nine months ended June 30, 2000 compared to 3,698,936 during the comparable period last year. Of this increase, 3,040,395 patient days are attributed to the consolidation of Multicare's inpatient business in the nine months ended June 30, 2000, and 13,284 days are attributed to one additional calendar day in the June 2000 period due to a leap year. These increases are offset by a reduction of 161,317 patient days resulting from eight fewer eldercare centers operating in the June 30, 2000 period compared to the June 30, 1999 period and the remaining decrease of 74,138 is the result of a decline in overall occupancy. Other revenues decreased approximately $61,348,000 from $182,686,000 to $121,338,000. Approximately $5,300,000 of this decline is attributed to contraction in the Company's rehabilitation services business since the January 1, 1999 implementation of PPS by many of the Company's external rehabilitation customers. Approximately $45,100,000 of the decline is attributed to the consolidation of Multicare's results with those of Genesis and the resulting elimination of management fee and other service related revenues with Multicare in the nine months ended June 30, 2000. Approximately $20,200,000 of this decline is attributed to the termination of a capitation contract in the Company's Chesapeake region. The remaining increase in other revenue of approximately $9,300,000 is attributed to growth in the Company's other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $1,684,449,000 for the nine months ended June 30, 2000 compared to $1,225,117,000 for the nine months ended June 30, 1999, an increase of $459,332,000 or 37%, of which approximately $336,500,000 is attributed to the consolidation of Multicare's results with those of Genesis, approximately $78,500,000 is attributed to an increase in certain charges described more fully in the next three paragraphs, approximately $4,500,000 is attributed to one additional calendar day in the June 2000 period due to a leap year, approximately $1,300,000 is attributed to the Company's adoption of a new accounting principle that requires start-up costs be expensed when incurred, $4,200,000 is attributed to the conversion of the Company's incentive compensation program from stock-based to cash-based and approximately $91,632,000 is attributed to growth in cost of sales, insurance related costs and inflationary increases, principally labor related costs.. These increases are offset by reduced operating expenses of approximately $20,200,000 attributed to a terminated capitation contract in the Company's Chesapeake region and $37,100,000 resulting from eight fewer eldercare centers operating in the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999.

During the quarter ended March 31, 2000, the Company began discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the Company's capital structure. During the discussion period, which continued into the June 30, 2000 quarter, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis and Multicare senior subordinated debt agreements. On June 22, 2000 Genesis filed for voluntary relief under Chapter 11 of the Bankruptcy Court. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, the Company incurred legal, bank, accounting and other costs of approximately $16,100,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,300,000 obligation. The professional and other fees and the interest rate swap termination are reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

During the nine months ended June 30, 2000, Genesis decided to close three underperforming owned eldercare centers with 545 combined beds. As a result, a charge of $9,200,000 was recorded to account for certain impaired assets of the three owned eldercare centers. In addition, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $36,500,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,900,000. During the nine months ended June 30, 1999, the Company closed a 120 bed leased center resulting in a charge of approximately $9,700,000 consisting of the present value of future lease payments through the end of the lease term, a residual lease obligation to be funded at the end of the lease term, severance costs and other related closure costs. These charges are reflected in the unaudited consolidated statement of operations as debt restructuring and other charges.

During the quarter ended June 30, 2000, the Company recorded a charge of approximately $19 million to reserve certain trade receivables due from healthcare providers that filed for bankruptcy protection. This charge is reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

During the quarter ended December 31, 1999, the Company recorded a non-cash pre tax charge of $7,720,000 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's financial condition and other considerations, the Company determined not to proceed with the Redemption Program. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis common stock. This charge is reflected in the unaudited condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

In the nine months ended June 30, 2000, approximately $98,600,000 of revenue, and a corresponding amount of expense, was eliminated as a result of the consolidation of Genesis and Multicare.

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

Depreciation and amortization expense increased $32,125,000, of which $28,490,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase is principally attributed to incremental amortization of deferred financing costs, as well as incremental depreciation expense from capital expenditures made since June 30, 1999.

Lease expense increased $9,033,000, of which $9,762,000 is attributed to the consolidation of Multicare's results with those of Genesis. This increase is offset by $2,700,000 attributed to six fewer eldercare centers leased during the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999, offset by normal increases in lease rates.

Interest expense increased $85,387,000, of which $56,525,000 is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase in interest expense is primarily due to additional capital and working capital borrowings and an increase in the Company's weighted average borrowing rate.

Minority interest of $23,295,000 recorded during the nine months ended June 30, 2000 principally represents Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. The cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $16,400,000 pre tax and $10,400,000 after tax.

Preferred stock dividends increased $16,529,000. This increase is attributed to the issuance of Series H and Series I Preferred Stock in mid-November, 1999. Preferred stock dividends were restated for the nine months ended June 30, 1999, resulting in an increase of $1,462,000, to adjust the accrual for the increasing rate dividend on the Series G Preferred Stock on a straight-line basis over the term of that series.

Liquidity and Capital Resources

General

On June 22, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries and affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under the Company's and such subsidiaries and affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by the Company and those of its subsidiaries and affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (excluding Multicare and its direct and indirect subsidiaries), b) authorization the Company to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Genesis DIP Facility") and authorizing advances in the interim period of up to $150,000,000 out of a possible $250,000,000 facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $250,000,000 Genesis DIP Facility and permitting full usage thereunder. Usage under the Genesis DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $250,000,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable and (ii) up to $175,000,000 against real property. The Genesis DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar Rate plus 3.75%. Proceeds of the Genesis DIP Facility are available for general working capital purposes and as a condition of the loan, were required to refinance the $40,000,000 outstanding under the Company's pre-petition priority Tranche II sub-facility. Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the pre-petition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. As of June 30, 2000 borrowings outstanding under the Genesis DIP Facility were $91,000,000. As of July 31, 2000 borrowings outstanding under the Genesis DIP Facility were $94,000,000. The Genesis DIP Facility also provides for the issuance of up to $25,000,000 in standby letters of credit. As of July 31, 2000 there were $11,500,000 in letters of credit issued thereunder.

Pursuant to the agreement, the Company and each of its subsidiaries named as borrowers or guarantors under the Genesis DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Genesis DIP Facility) in all unencumbered pre- and post-petition property of the Company. The Genesis DIP Facility also has priority over the liens on all collateral pledged under (i) the Fourth Amended and Restated Credit Agreement dated as of August 20, 1999, (ii) the Synthetic Lease dated October 7, 1996 and (iii) other obligations covered by the Collateral Agency Agreement, including any Swap Agreement, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Genesis and its borrower and guarantor subsidiaries.

The Genesis DIP financing agreement limits, among other things, the Company's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The Genesis DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and Genesis DIP Facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company's inability to obtain further advances under the Genesis DIP Facility and the potential exercise of remedies by the Genesis DIP Facility lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of the Company to successfully reorganize under Chapter 11.

On June 22, 2000, Multicare and substantially all of its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under Multicare's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through July 31, 2000, there has been no usage under the Multicare DIP Facility. The Multicare DIP Facility also provides for the issuance of up to $20,000,000 in standby letters of credit. As of July 31, there were $3,700,000 in letters of credit issued thereunder.

The obligations of Multicare under the Multicare DIP Facility are jointly and severally guaranteed by each of Multicare's filing affiliates (the "Filing Affiliates"). Pursuant to the agreement, Multicare and each of its affiliates named as borrowers or guarantors under the Multicare DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Multicare DIP Facility) in all unencumbered pre- and post-petition property of Multicare. The Multicare DIP Facility also has priority over the liens on all collateral pledged under Pre-petition Senior Credit Facility dated as of October 9, 1997 as amended, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

The Multicare DIP financing agreement limits, among other things, Multicare's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The Multicare DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and Multicare DIP Facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in Multicare's inability to obtain further advances under the Multicare DIP Facility and the potential exercise of remedies by the Multicare DIP Facility lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of Multicare to successfully reorganize under Chapter 11.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness are enjoined and other contractual obligations generally may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the pre-petition claims of certain critical vendors and patients. All other unsecured pre-petition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 follows (in thousands):

                                                           As of June 30,
                                                               2000
                                                           ----------------

         Liabilities subject to compromise:

              Revolving credit and term loans                    $1,483,898
              Senior subordinated notes                             615,204
              Revenue bonds and other indebtedness                  170,360
              Accounts payable and accrued liabilities              100,852
              Accrued interest                                       81,626
              Accrued preferred stock dividends                      29,950
                                                           ----------------
                                                                 $2,481,890
                                                           ================


A summary of the principal categories of reorganization items follows (in thousands):

                                                           For the Three Months      For the Nine Months
                                                                   Ended                    Ended
                                                               June 30, 2000            June 30, 2000
          Reorganization items:
               Legal, accounting and consulting fees              $ 3,967                  $ 7,891
               Bank fees                                            5,379                    6,429
                                                           ---------------------------------------------
                                                                  $ 9,346                  $14,320
                                                           =============================================

At June 30, 2000, the Company reported working capital of $555,793,000 as compared to net working capital of $235,704,000 at September 30, 1999 primarily due to the change to a long-term classification of certain liabilities subject to compromise at June 30, 2000. Genesis' cash flow from operations for the nine months ended June 30, 2000 was a use of cash of $101,199,000 compared to a source of cash of $23,802,000 for the nine months ended June 30, 1999 principally due to increased losses and the timing of vendor payments, as well as $14,300,000 of debt restructuring and reorganization costs. At June 30, 2000, included in accounts receivable were approximately $5,300,000 due from HCR Manor Care (see "Legal Proceedings").

At June 30, 2000, $95,900,000 of receivables and payables, including a deferred management fee, between Genesis and Multicare were eliminated in consolidation.

Investing activities for the nine months ended June 30, 2000 include approximately $40,000,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. Of the capital expenditures, approximately $11,400,000 relates to the construction, renovation and expansion of assisted living facilities. Cash flows provided by investing activities in the 2000 period also include the proceeds from the sale of Ohio assets effective May 31, 2000. Multicare sold all of its Ohio operations which included 14 eldercare centers with 1,128 beds. The net proceeds of the disposition of $33,000,000 are classified as cash flow provided by investing and were used to pay down Multicare's Term Loans and Multicare's Revolving Facility.

Financing activities during the nine months ended June 30, 2000 include $50,000,000 of proceeds received for the issuance of common stock to Cypress and TPG in connection with the Multicare joint venture restructuring transaction. The Company has incurred approximately $14,300,000 of debt restructuring and reorganization costs in fiscal 2000. The Company anticipates that such costs will be incurred throughout the duration of the bankruptcy.


The Company has experienced an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. In addition, as a result of the Company's current financial condition it is unable to continue certain self insured programs and has replaced these programs with outside insurance carriers.

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

The Genesis Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Genesis Term Loans"), and a $650,000,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000,000 Tranche II Facility. The Genesis Term Loans amortize in quarterly installments through 2005. The Genesis Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445,000 at June 30, 2000 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $152,131,000 at June 30, 2000 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,378,000 at June 30, 2000 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,834,000 (excluding letters of credit) at June 30, 2000, becomes payable in full on September 30, 2003. At June 30, 2000, there were no outstanding borrowings under the Tranche II Facility. The aggregate outstanding balance of the Genesis Credit Facility at June 30, 2000 is classified as a liability subject to compromise.

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

The Multicare Credit Facilities consist of three term loans with an aggregate original balance of $400,000,000 (collectively, the "Multicare Term Loans"), and a $125,000,000 revolving credit loan (the "Multicare Revolving Facility"). The Multicare Term Loans amortize in quarterly installments through 2005. The loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $132,239,000 at June 30, 2000 (the "Multicare Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $138,339,000 at June 30, 2000 (the "Tranche B Term Facility"); and (iii) and an original eight year term loan maturing in June 2005 with an outstanding balance of $45,877,000 at June 30, 2000 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $107,655,000 at June 30, 2000, becomes payable in full on September 30, 2003. The aggregate outstanding balance of the Multicare Credit Facility at June 30, 2000 is classified as a liability subject to compromise.

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

Multicare is in Default under the Multicare Credit Facility and has not made any scheduled interest payments since March 29, 2000.

                               Other Indebtedness

Genesis has outstanding an aggregate of $370,000,000 of Senior Subordinated Notes (the "Genesis Notes") with interest rates ranging from 9.25% to 9.875%. Interest on the Genesis Notes are payable semi-annually. The Genesis Notes are due in 2005 through 2009. Multicare has outstanding $250,000,000 of 9.00% Senior Subordinated Notes (the "Multicare Notes") that are due in 2007. Interest on the Multicare Notes is payable semi-annually. Genesis and Multicare are in default of their respective senior subordinated note indenture agreements. The aggregate outstanding balance of the Genesis Notes and the Multicare Notes at June, 2000 is classified as a liability subject to compromise.

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

Anticipated Impact of Healthcare Reform

The Genesis eldercare centers began implementation of the Medicare Prospective Payment System ("PPS") on October 1, 1998 and the majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. On July 31, 2000, The Health Care Finance Administration ("HCFA") issued final rules for PPS. The final rule continues the current PPS methodology, as amended by the Balanced Budget Refinement Act of 1999 ("BBRA"). Effective April 1, 2000, 15 of the 44 RUG III (Resource Utilization Groups) payment categories were increased by 20% until the later of October 1, 2000 or the implementation of a refined RUG system. This final rule extends the 20% add-on for the 15 RUG III categories until at least September 20, 2001. Additionally, the final rule formalizes the BBRA requirement for a 4% across the board increase in the Federal per diem payment rates, exclusive of the 20% add-on. The final rule also announces the annual update factor at 2.161%, which is equivalent to the market basket increase less one percentage point, as mandated by current law. The actual impact of the July 31, 2000 final rule on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business. PPS and other existing and future legislation and regulation have already and may also adversely affect our pharmacy and medical supply revenue, and other specialty medial services.

Other

In August 1998, in connection with the Vitalink Transaction, the Company issued the Series G Preferred. The Series G Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without our consent. The dividend rate increases on the fourth, fifth, ninth, eleventh and thirteenth anniversary dates to 6.1875%, 6.6250%, 7.0625%, 7.5% and 7.9375%, respectively. The Series G Preferred is convertible into Genesis common stock, par value $.02 per share, at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of common stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. At June 30, 2000 there were approximately $30,000,000 of accrued, but unpaid dividends on the Series G Preferred. The accrued dividends are classified as liabilities subject to compromise at June 30, 2000. The holders of the Series G Preferred are entitled to be paid in additional shares of Series G Preferred to the extent that dividends are not declared and paid or funds continue to not be legally available for the payment of dividends after four consecutive quarterly periods, as defined.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate changes. Historically, the Company has employed established policies and procedures to manage its exposure to changes in interest rates. The Company's objective in managing its exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. As a result of the non-payment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,300,000 obligation, which is classified as a liability subject to compromise. The interest rate swap termination charge is reflected in the condensed consolidated statement of operations as debt restructuring and reorganization costs and other charges.

At June 30, 2000, Genesis has no interest rate swap agreements outstanding.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  The Genesis and Vitalink Actions Against HCR Manor Care

                  On May 7, 1999, Genesis Health Ventures, Inc. and Vitalink Pharmacy Services (d/b/a NeighborCare(R)), a subsidiary of Genesis, filed multiple lawsuits requesting injunctive relief and compensatory damages against HCR Manor Care, Inc. ("HCR Manor Care") and two of its subsidiaries and principals. The lawsuits arise from HCR Manor Care's threatened termination of long term pharmacy services contracts effective June 1, 1999. Vitalink filed a complaint against HCR Manor Care and two of its subsidiaries in Baltimore City, Maryland circuit court (the "Maryland State Court Action"). Genesis filed a complaint against HCR Manor Care and two of its subsidiaries and principals in federal district court in Delaware including, among other counts, securities fraud (the "Delaware Federal Action"). Vitalink has also instituted an arbitration action before the American Arbitration Association (the "Arbitration"). In these actions, Vitalink is seeking a declaration that it has a right to provide pharmacy, infusion therapy and related services to all of HCR Manor Care's facilities and a declaration that HCR Manor Care's threatened termination of the long term pharmacy service contracts was unlawful. Genesis and Vitalink also seek over $100,000,000 in compensatory damages and enforcement of a 10-year non-competition clause.

                  Genesis acquired Vitalink from Manor Care in August 1998. In 1991, Vitalink and Manor Care had entered into long-term master pharmacy, infusion therapy and related services agreements which gave Vitalink the right to provide pharmacy services to all facilities owned or licensed by Manor Care and its affiliates. In 1998, the terms of the pharmacy service agreements were extended to September, 2004. Under the two master service agreements, Genesis and Vitalink receive revenues at the rate of approximately $100,000,000 per year.

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

                  HCR Manor Care and its subsidiaries have pleaded counterclaims in the Arbitration seeking damages for Vitalink's alleged overbilling for products and services provided to HCR Manor Care, a declaration that HCR Manor Care had the right to terminate the master service agreements, and a declaration that Vitalink does not have the right to provide pharmacy, infusion therapy and related services to facilities owned by HCR prior to its merger with Manor Care. According to an expert report submitted by HCR Manor Care on May 8, 2000, HCR Manor Care is seeking $17,800,000 in compensatory damages for alleged overbilling by Vitalink between September 1, 1998 and March 31, 2000. On January 14, 2000, HCR Manor Care moved to dismiss Vitalink's claims in the Arbitration that it has a right to provide pharmacy and related services to the HCR Manor Care facilities not previously under the control of Manor Care. On May 17, the Arbitrator ordered the dismissal of Vitalink's claims seeking declaratory judgment and injunctive relief but sustained Vitalink's claim seeking compensatory damages against HCR Manor Care.

                  Trial in the arbitration was originally scheduled to begin on June 12, 2000. On May 23, 2000, however, the Arbitrator postponed the trial indefinitely due to Vitalink's potential bankruptcy filing. After Genesis and its affiliates, including

                  Vitalink, filed voluntary petitions for restructuring under Chapter 11 of the Bankruptcy Code on June 22, 2000, the Arbitration was automatically stayed pursuant to 11 U.S.C. ss. 362(a). On August 1, 2000, HCR Manor Care moved to lift the automatic stay and compel arbitration. Genesis' response to this motion is due August 28, 2000, and oral argument is scheduled for September 5, 2000.

                  On June 29, 1999, defendants moved to dismiss or stay Genesis' securities fraud complaint filed in the Delaware Federal Action. On March 22, 2000, HCR Manor Care's motion was denied with respect to its motion to dismiss the complaint, but was granted to the extent that the action was stayed pending a decision in the Arbitration. As a result, Genesis still maintains its Delaware federal court complaint. As a result of Genesis' Chapter 11 filing, this action is also automatically stayed pursuant to 11 U.S.C. ss. 362(a).

                  The Vitalink Action Against Omnicare and Heartland

                  On July 26, 1999, NeighborCare, through its Maryland counsel, filed an additional complaint against Omnicare, Inc. ("Omnicare") and Heartland Healthcare (a joint venture between Omnicare and HCR Manor Care) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortuous interference with Vitalink's contractual rights under its three exclusive long-term service contracts with HCR Manor Care. On November 12, 1999, in response to a motion filed by the defendants, that action was stayed pending a decision in the Arbitration. As a result of Genesis' Chapter 11 filing, this action is also automatically stayed pursuant to 11 U.S.C. ss. 362(a).


                  The HCR Manor Care Action Against Genesis in Delaware

                  On August 27, 1999, Manor Care, Inc., a wholly owned subsidiary of HCR Manor Care, Inc., filed a lawsuit against Genesis in federal district court in Delaware based upon
                  Section 11 and Section 12 of the Securities Act. Manor Care Inc. alleges that in connection with the sale of the Genesis Series G Preferred Stock issued as part of the purchase price to acquire Vitalink, Genesis failed to disclose or made misrepresentations related to the effects of the conversion to the prospective payment system, the restructuring of the Multicare joint venture, the impact of the acquisition of Multicare, the status of Genesis labor relations, Genesis' ability to declare dividends on the Series G Preferred Stock and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care, Inc. seeks, among other things, compensatory damages and rescission of the purchase of the Series G Preferred Stock. On November 23, 1999, Genesis moved to dismiss this action on the ground, among others, that Manor Care's complaint failed to plead fraud with particularity. On January 18, 2000, Genesis moved to consolidate this action with the action brought against HCR Manor Care in Delaware federal court. Both of these motions have been fully submitted and are awaiting decision. As a result of Genesis' Chapter 11 filing, this action is also automatically stayed pursuant to 11 U.S.C. ss. 362(a).

                  The HCR Manor Care Action Against Genesis in Ohio

                  On December 22, 1999, Manor Care filed a lawsuit against Genesis and others in the United States District Court for the Northern District of Ohio. Manor Care alleges, among other things, that the Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred") and Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock (the "Series I Preferred") were issued in violation of the terms of the Series G Preferred and the Rights Agreement dated as of April 26, 1998 between Genesis and Manor Care. Manor Care seeks, among other things, damages and rescission or cancellation of the Series H and Series I Preferred. On February 29, 2000, Genesis moved to dismiss this action on the ground, among others, that Manor Care's compliant failed to state a cause of action. This motion has been fully submitted, including supplemental briefing by both parties, and is awaiting decision. As a result of Genesis' Chapter 11 filing, this action is also automatically stayed pursuant to 11 U.S.C. ss. 362(a).

                  Genesis is not able to predict the results of such litigation. However, if the outcome is unfavorable to us, and the claims of HCR Manor Care are upheld, such results would have a material adverse effect on our financial position. See "Cautionary Statement Regarding Forward-Looking Statements."

Item 2.  Changes in Securities      Not Applicable

Item 3.  Defaults Upon Senior Securities

                  On June 22, 2000, the Company and certain of its subsidiaries and affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to June 22, 2000, including, among others, senior subordinated notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Chapter 11 cases is set forth elsewhere in this Form 10-Q, including Notes 2 to the Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Submission of Matters to a Vote of Security Holders -     None

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number            Description

         27                Financial Data Schedule

         99.1 Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among Genesis Health Ventures, Inc., a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower and Mellon Bank, N.A. as Administrative Agent and Arranger, First Union National Bank as Syndication Agent and Goldman Sachs. Credit Partners, L.P., as Documentation Agent.

         (b)      Reports on Form 8-K

                           On July 7, 2000, the Company filed a Report on Form 8-K reporting that Genesis Health Ventures, Inc., and certain of its direct and indirect affiliates filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware and are being jointly administered for procedural purposes in the Bankruptcy Court under Case Nos. 00-2691 through 00-2842. On the same date, The Multicare Companies, Inc., and certain of its direct and indirect affiliates also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and are being jointly administered for procedural purposes in the Bankruptcy Court under Case Nos. 00-2494 through 00-2690. Genesis Health Ventures, Inc. owns 43.6% of The Multicare Companies, Inc.

                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                          GENESIS HEALTH VENTURES, INC.


Date:  August 21, 2000     /s/ George V. Hager, Jr.
                          ------------------------------------
                          George V. Hager, Jr.
                          Executive Vice President and Chief Financial Officer