Form 10-K
period 2000-09-30
GENESIS HEALTH VENTURES INC /PA
filed 2001-02-21
CIK 874265

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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


                                 (610) 444-6350
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                   Name of each exchange on which registered
-------------------                                   -----------------------------------------
Common Stock, par value $.02 per share                OTC-BB
9 3/4% Senior Subordinated Debentures due 2005        New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing
requirements for the past 90 days.   YES   X      NO
                                         ----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant is $7,599,652(1). As of January 16, 2001, 48,653,344 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the last reported sale price for the Company's Common Stock on January 16, 2001. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                      INDEX


                                                                                                               Page
Cautionary Statements Regarding Forward Looking Statements.....................................................   1

                                                          PART I

ITEM 1:  BUSINESS

         General   ............................................................................................   5
         Voluntary Petition for Relief Under Chapter 11 of the United States Bankruptcy Code...................   6
         Inpatient Services....................................................................................   6
         Pharmacy and Medical Supply Services..................................................................   7
         Other Services........................................................................................   8
         Revenue Sources.......................................................................................   8
         Marketing.............................................................................................  12
         Personnel.............................................................................................  12
         Employee Training and Development.....................................................................  13
         Governmental Regulation...............................................................................  13
         Corporate Integrity Program...........................................................................  15
         Competition in the Healthcare Services Industry.......................................................  16
         Insurance.............................................................................................  17

ITEM 2:  PROPERTIES............................................................................................  19

ITEM 3:  LEGAL PROCEEDINGS.....................................................................................  20

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................  22

                                                        PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS...................................................................  23

ITEM 6:  SELECTED FINANCIAL DATA...............................................................................  24

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................................................  25

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................  48

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................  49

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................  92


                                                        PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................  92

ITEM 11:  EXECUTIVE COMPENSATION...............................................................................  97

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................... 108

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................... 110

                                                        PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K ...................................... 112


           Cautionary Statements Regarding Forward Looking Statements

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

     o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability or inability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, and to control costs, sell assets and the expected effects of government regulation on reimbursement for services provided;

     o certain statements contained in "Business" concerning strategy; corporate integrity programs, government regulations and the Medicare and Medicaid programs;

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

Factors that could cause actual results to differ materially include, but are not limited to the following:

     o    our bankruptcy cases and our ability to continue as a going concern;

     o certain covenant amendments to our debtor-in-possession financing that may be terminated;

     o our default under our senior credit agreement and our senior subordinated and other notes;

     o    confirmation of a restructuring plan;

     o    our substantial indebtedness and significant debt service obligations;

     o    the effect of planned dispositions of assets;

     o our ability or inability to secure the capital and the related cost of the capital necessary to fund future growth;

     o the impact of health care reform, including the Medicare Prospective Payment System ("PPS"), the Balanced Budget Refinement Act ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA") and the adoption of cost containment measures by the federal and state governments;

     o    the adoption of cost containment measures by other third party payors;

     o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

     o the occurrence of changes in the mix of payment sources utilized by patients to pay for services;

     o    competition in our industry;

     o our ability to consummate or complete development projects or to profitably operate or successfully integrate enterprises into our other operations; and

     o    changes in general economic conditions.

Our bankruptcy cases and recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.

On June 22, 2000, (the "Petition Date") Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.


There can be no assurances that the cash flow from our debtor-in-possession financing and operations will be sufficient to enable us to service our substantial indebtedness and meet our other obligations.

The Chapter 11 cases constituted a default under the Company's and such subsidiaries and affiliates various financing arrangements. The Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval.

The Bankruptcy Court approved borrowings of up to $250,000,000 in respect to a debtor-in-possession financing facility for Genesis and $50,000,000 in respect to a debtor-in-possession financing facility for Multicare. Through January 31, 2001, borrowings under these facilities were $165,000,000.

The debtor-in-possession financing agreements limit, among other things, the Company's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The debtor-in-possession financing agreements contain customary representations, warranties and covenants, including certain financial covenants relating to minimum EBITDA, occupancy and debtor-in-possession borrowings and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company's inability to obtain further advances under the debtor-in-possession financing agreements and the potential exercise of remedies by the related lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of the Company to successfully reorganize under Chapter 11.

On February 14, 2001, Genesis and Multicare received waivers from their respective lenders (the "DIP Lenders") under the Genesis DIP Facility and the Multicare DIP Facility (collectively, the "DIP Facilities") for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded by Genesis and Multicare in the fourth quarter of Fiscal 2000. The waivers extend through December 31, 2000. In addition, Genesis and Multicare received certain amendments to the DIP Facilities, including an amendment that makes the minimum EBITDA covenants for both companies less restrictive in future periods (the "EBITDA Amendment"). The EBITDA Amendment can be terminated by the DIP Lenders if, on or before April 2, 2001, the Bankruptcy Court has not approved payments by Genesis and Multicare to the DIP Lenders of amendment fees related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the DIP Lenders will not exercise their rights under the DIP Facilities in an event of default, including but not limited to, precluding future borrowings under the DIP Facilities.

As a result of the pending status of Bankruptcy Court approval for payment of the amendment fees, the Company classified the Genesis DIP Facility balance of $133,000,000 as a current liability in the September 30, 2000 consolidated balance sheet.

There can be no assurances that cash flow from operations and the debtor-in-possession financing will be sufficient to enable us to service our debt and meet our obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

     o the adoption of the Medicare Prospective Payment System pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act; and the Benefits Improvement Protection Act of 2000;

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

In July 1998, the Clinton administration issued a new initiative to promote the quality of care in nursing homes. See "Business - Government Regulation." Following this pronouncement, it has become more difficult for nursing facilities to maintain licensing and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

Changes in applicable laws and regulations, or new interpretations of existing laws and regulations, could have a material adverse effect on reimbursement, certification or licensure of our nursing facilities, pharmacies or other aspects of our business, including eligibility for participation in federal and state programs, costs of doing business, or the levels of reimbursement from governmental or private sources. We cannot predict the content or impact of future legislation and regulations affecting us. There can be no assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that could adversely affect us. See "Business - Revenue Sources" and "Business - Government Regulation."

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

In addition, as a result of the Vitalink Transaction, HCR Manor Care, a publicly traded owner of eldercare centers that competes with us, owns 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock. That stock is convertible at the option of HCR Manor Care into approximately 7,880,000 shares of our Common Stock. See Item 12 "Security Ownership of Certain Beneficial Owners and Management". Certain service contracts (the "Service Contracts") permit our NeighborCare(R) pharmacy operations to provide services to HCR Manor Care constituting approximately eleven percent and four percent of the net revenues of NeighborCare(R) and Genesis, respectively. These Service Contracts are the subject of certain litigation. See "Business - Competition", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -Certain Transactions and Events-Vitalink Transaction."

                                     PART I

ITEM 1:  BUSINESS

General

Genesis Health Ventures, Inc. was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "Genesis," the "Company," "we," "our" or "us" refers to Genesis Health Ventures, Inc. and subsidiaries.

Genesis is a leading provider of healthcare and support services to the elderly. We have developed the Genesis ElderCare(SM) delivery model of integrated healthcare networks to provide cost-effective, outcome-oriented services to the elderly. Genesis provides eldercare in the eastern United States through a network of skilled nursing and assisted living centers. Genesis provides long term care support services nationwide including pharmacy, medical equipment and supplies, rehabilitation, group purchasing, consulting and facility management. Through these integrated healthcare networks, Genesis provides inpatient, pharmacy, medical supply and other healthcare services. The networks currently include 317 owned, leased, managed, jointly-owned and affiliated eldercare centers with approximately 39,400 beds; an integrated NeighborCare(R) pharmacy and medical supply operation ("NeighborCare") with over $1,050,000,000 in annual revenues, including 61 long-term care pharmacies (three are jointly-owned) serving approximately 253,000 institutional beds; 23 medical supply and home medical equipment distribution centers (four are jointly-owned) serving over 1,000 eldercare centers with over 80,000 beds; 32 community-based pharmacies (two are jointly-owned); infusion therapy services; and six certified rehabilitation agencies providing services through over 600 contracts. We also provide diagnostic, respiratory and hospitality services in selected markets and operate a group purchasing organization.

In order to achieve operating efficiencies, economies of scale and significant market share, Genesis has concentrated its eldercare networks in five geographic regions in which over 11,400,000 people over the age of 65 reside. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia / Delaware Valley/New Jersey); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia); Southern Region (Central Florida); and Allegheny / Midwest Region (West Virginia/Western Pennsylvania /Illinois/Wisconsin). The Company believes that it is the largest operator of eldercare center beds in the states of New Hampshire, Massachusetts, New Jersey, Pennsylvania, Maryland and West Virginia.

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

We have undertaken several initiatives to position the Company to compete in the current healthcare environment. These initiatives include:

     o the development of clinical care protocols to monitor the delivery and utilization of medical care;

     o establishing and marketing the Genesis ElderCare(SM) brand name and establishing Genesis ElderCare(SM) toll-free telephone lines along with other trademarks, to increase awareness of our eldercare services in the healthcare market; and

     o seeking strategic alliances with other healthcare providers to broaden our continuum of care.

Since we began operations, we have focused our efforts on providing an expanding array of specialty medical services to elderly customers. We generate revenues primarily from two segments: pharmacy and medical supply services; and inpatient services; however, we also derive revenue from other sources.

Voluntary Petition for Relief Under Chapter 11 of the United States Bankruptcy Code

On June 22, 2000, Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

Our financial difficulties are attributed to a number of factors. First, the federal government has made fundamental changes to the reimbursement for medical services provided to eligible individuals. The changes have had a significantly negative impact on the healthcare industry as a whole and on our cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of less than fair reimbursement by states for medical services provided to indigent persons. Third, numerous other factors have adversely affected our cash flows, including increased labor costs, increased professional and liability insurance costs and increased interest rates. Finally, as a result of declining governmental reimbursement rates in the face of rising inflationary costs, we are too highly leveraged to service our indebtedness, including our long-term lease obligations. See Business - "Revenue Sources", "Personnel", "Government Regulation" and "Insurance". Also, see Management's Discussion and Analysis of Financial Condition and Results of Operations - "Fiscal 2000 Compared to Fiscal 1999."


Inpatient Services

Genesis owns, leases or manages 292 eldercare centers (including 36 standalone assisted living facilities and 23 transitional care units) located in 15 states. Our skilled nursing centers offer three levels of care for their customers: skilled, intermediate and personal. Skilled care provides 24-hour per day professional services of a registered nurse; intermediate care provides less intensive nursing care; and personal care provides for the needs of customers requiring minimal supervision and assistance. Each eldercare center is supervised by a licensed healthcare administrator and engages the services of a

Medical Director to supervise the delivery of healthcare services to residents and a Director of Nursing to supervise the nursing staff. We maintain a corporate quality assurance program to monitor regulatory compliance and to enhance the standard of care provided in each center.

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


                                                  2000     1999     1998
--------------------------------------------------------------------------------
  Average Beds in Service: (1)
  Owned and Leased Facilities                     14,286   15,522   15,137
  Managed and Jointly-Owned Facilities            23,779   23,984   24,234
  Occupancy Based on Average Beds in Service:
  Owned and Leased Facilities                        91%      91%      91%
  Managed and Jointly-Owned Facilities               91%      90%      92%
--------------------------------------------------------------------------------

(1) Excludes beds in facilities which were unavailable for occupancy due to renovations.

Pharmacy and Medical Supply Services

Genesis provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of prescription and non prescription pharmaceuticals, infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. NeighborCare provides institutional pharmacy products and services to the elderly, chronically ill and disabled in long-term care and alternate sites settings, including skilled nursing facilities, assisted living facilities, residential and independent living communities and the home. We also provide pharmacy consulting services to assure proper and effective drug therapy. We provide these services through 61 institutional pharmacies (three are jointly-owned) and 23 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas. In addition, we operate 32 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in the twelve months ended September 30, 2000 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by us, including the jointly-owned Multicare centers.

Other Services

Rehabilitation Therapy. We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy, through six certified rehabilitation agencies in all five of our regional market concentrations. These services are provided by approximately 3,200 licensed rehabilitation therapists and assistants employed or contracted by Genesis to substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others.

Management Services. We provide management services to 190 eldercare centers pursuant to management agreements that provide generally for the day-to-day responsibility for the operation and management of the centers. In turn, Genesis receives management fees, depending on the agreement, computed as either an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The various management agreements, including option periods, are scheduled to terminate between 2001 and 2010. We have extended various mortgage and other loans to certain facilities under management contract. See "Notes to Consolidated Financial Statements - Footnote 11- Notes Receivable and Other Investments."

Group Purchasing. We jointly own and operate The Tidewater Healthcare Shared Services Group, Inc. ("Tidewater"), one of the largest long-term care group purchasing companies in the country. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities. Tidewater's services are contracted to approximately 3,100 members with over 308,000 beds in 45 states and the District of Columbia.

Other Services. We employ or have consulting arrangements with approximately 81 physicians, physician assistants and nurse practitioners who are primarily involved in designing and administering clinical programs and directing patient care. We also provide an array of other specialty medical services in certain parts of our eldercare network, including portable x-ray and other diagnostic services; home healthcare services; adult day care services; consulting services; respiratory health services and hospitality services such as dietary, housekeeping, laundry, plant operations and facilities management services.

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

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payors. Likewise payment for ancillary medical services, including the institutional pharmacy services of NeighborCare and therapy services provided by our rehabilitation therapy services business, will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare, and Medicaid will significantly affect our profitability.

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

Medicaid (Title XIX of the Social Security Act) is a federal-state matching program, whereby the federal government, under a needs based formula, matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies under Federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state's regulations. For nursing centers, most states pay prospective rates, and have some form of acuity adjustment. In addition to facility based services, most states cover an array of medical ancillary services, including institutional pharmacy. Payment methodologies for these services vary based upon state preferences and practices permitted under Federal rules.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding. The following provides an overview to the impact of each enactment on Genesis services.

Under the 1997 Act, participating skilled nursing facilities are reimbursed under a prospective payment system ("PPS") for inpatient Medicare covered services. The PPS system commenced with a facility's first cost reporting period beginning on or after July 1, 1998. Under PPS, nursing facilities are paid a predetermined amount per patient, per day ("per diem") based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of forty-four resource utilization groups ("RUG") using the information gathered during the minimum data set ("MDS") assesent. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services. The law phased in PPS over a three-year period. PPS reimbursement is based largely on a nursing facility's costs for the services it provided to Medicare beneficiaries in the 1994-1995 base year.

As implemented by HCFA, PPS has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services.

In November 1999, the BBRA was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the 1997 Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the federal per diem rate was increased by 20% for 15 RUG payment categories. While this provision was initially expected to adjust payment rates for only six months, HCFA withdrew proposed RUG refinement rules. These payment add-ons will continue until HCFA completes certain mandated recalculations of current RUG weightings. For fiscal years 2001 and 2002, the BBRA mandated federal per diem rates for all RUG categories be increased by an additional 4% over the required market basket adjustment. The law provided that certain specific services (such as prostheses and chemotherapy drugs) would be reimbursed separately from and in addition to the federal per diem rate. A provision was included that provided that for cost report years beginning on or after January 1, 2000, skilled nursing facilities could waive the PPS transition period and elect to receive 100% of the federal per diem rate. The enactment also lifted for two years the $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

On December 15, 2000 Congress passed BIPA that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The Company has not yet evaluated what effect BIPA will have on its operating results.

The Company's average Medicare rate per patient day in Fiscal 1997, prior to the implementation of PPS, was over $400. In Fiscal 1998, 1999 and 2000 the average Medicare rate per patient day was $390, $302 and $294, respectively.

The 1997 Act had provisions that affected amounts paid to NeighborCare for pharmacy and medical supply products and services. Reimbursement for certain products covered under Medicare Part B is limited to 95% of the "average wholesale price." The move to prospective payment systems under the 1997 Act has made pricing a more important consideration in the selection of pharmacy providers. Also, Congress included provisions in the 1997 Act that would require nursing facilities to submit all claims for all Medicare-covered services that their residents receive, both Medicare Part A and Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and rehabilitation therapy providers, except for certain excluded services ("Consolidated Billing"). The BIPA enacted in December 2000, repealed this provision except for therapy services.

The 1997 Act included several provisions affecting Medicaid. The 1997 Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain health care providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the 1997 Act, states must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the Federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or pharmacy services from fee-for-service to managed care negotiated or capitated rates. We anticipate that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by HCFA and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require NeighborCare to charge Medicaid no more that its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rulemaking was substantially modified minimizing the impact of the new rules on NeighborCare operations.

Pharmacy coverage and cost containment are important policy debates at both the Federal and state levels. Congress has considered proposals to expand Medicare coverage for out-patient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact NeighborCare.

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

The following table reflects the allocation of customer service revenues among these sources of revenue.

                                2000      1999     1998    1997     1996
--------------------------------------------------------------------------------

    Private pay and other        41%        47%     45%     39%      39%
    Medicaid                     43         39      35      37       36
    Medicare                     16         14      20      24       25
--------------------------------------------------------------------------------
    Total                       100%       100%    100%    100%     100%
--------------------------------------------------------------------------------

See "Business - Government Regulation."

Certain service contracts permit our NeighborCare pharmacy operations to provide services to HCR Manor Care constituting approximately eleven percent and four percent of the net revenues of NeighborCare and Genesis, respectively. These service contracts with HCR Manor Care are the subject of certain litigation. See "Business - Competition", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of operations -Certain Transactions and Events-Vitalink Transaction."

NeighborCare pharmacy operations provide services to Mariner Post-Acute Network, Inc. and Mariner Health Group, Inc. (collectively, "Mariner") under certain service contracts. On January 18, 2000, Mariner filed voluntary petitions under Chapter 11 with the Bankruptcy Court. To date, the service contracts with Mariner have been honored; however, Mariner has certain rights under the protection of the Bankruptcy Court to reject these contracts, which represent six percent and two percent of the net revenues of NeighborCare and Genesis, respectively. Genesis participates as a member of the official Mariner unsecured creditors committee.

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

Genesis markets specialty medical services to its managed eldercare centers, as well as to independent healthcare providers, in addition to providing such services to its owned, leased, managed and affiliated eldercare centers. We market our rehabilitation therapy services, institutional pharmacy, medical supply and other services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies.

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

We operate our core business under the name Genesis ElderCare(SM). The Genesis ElderCare logo and service mark have been featured in a series of print advertisements in publications serving the regional markets in which we operate. Our marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. We are using advertising, including our toll free ElderCare Lines, to promote our brand name in trade, professional and business publications and to promote services directly to consumers.

Personnel

At December 31, 2000, Genesis and its subsidiaries (including Multicare) employed over 46,000 people, including approximately 33,000 full-time and 13,000 part-time employees. Approximately 19% of these employees are physicians, nurses and professional staff. Approximately 13,000 of these employees are employed by Multicare.

Including Multicare, we currently have 81 facilities that are covered by, or are negotiating, collective bargaining agreements. The agreements expire at various dates from 2001 through 2005 and cover approximately 5,100 employees. Although we have been subject to an aggressive union organizing campaign by the Service Employees International Union ("SEIU"), we have experienced little impact at the facility level. We believe that our relationship with our employees is generally good.

The Company and the industry continue to experience significant shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans.

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

In addition, Genesis has established an internal training and development program for both nurse assistants and nurses. Employee training is emphasized through a variety of in-house programs as well as a tuition reimbursement program. We have established, company-wide, the Genesis Nursing Assistant Specialist Program, which is offered on a joint basis with community colleges. Classes are held on the employees' time, at our cost, last for approximately six months and provide advanced instruction in nursing care. When all of the requirements for class participation have been met through attendance, discussion and examinations, the nurses aide graduates and is awarded the title of Nursing Assistant Specialist and receives a salary adjustment. We have maintained a retention rate of 82% since 1990 of the nurses aide graduates. Approximately 1,800 nurses aides have graduated from the Genesis Nursing Assistant Specialist Program and received an increase in salary. As the nurse aide continues through the career ladder, we continue to provide incentives. At the next level, Senior Nursing Assistant Specialist, the employee receives another increase in salary and additional tuition reimbursement of up to $2,500 toward becoming a Licensed Practical Nurse ("LPN") or Registered Nurse ("RN") and at the Senior Nursing Assistant Specialist Coordinator level, tuition reimbursement increases to a maximum of $3,000 per year towards a nursing degree. Similar program are currently under development for both pharmacy technicians and nursing assistants who work in the assisted living environment.

We began a junior level management and leadership training program in 1990 referred to as the Pilot Light Program. The target audience for this training is RN's and LPN's occupying charge nurse positions within the Company's nursing centers as well as junior level managers throughout the Genesis networks. Over 1,100 participants have graduated from this program.

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

In March 1999, the Company voluntarily closed an eldercare center in the state of Florida following notice of possible decertification from Florida's regulatory agency. We believe the agency's actions were inappropriate and caused the center to lose its economic viability which, in our opinion, necessitated the closing of the center. In addition, a Multicare center in West Virginia was decertified from the Medicare and Medicaid programs in 1999, but was immediately reinstated.

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

Many states in which Genesis operates have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center's license and adverse reimbursement action. During the past year, several states have passed legislation altering their Certificate of Need requirements. Virginia will phase out its requirement. Maryland is studying a similar action. These changes are not expected to materially alter our business opportunities.

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

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past two years, the Office of the Inspector General, HHS has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and DMEPOS supplier performance practices have been among the services addressed in these publications. Our Regulatory Compliance Advisory Committee is working to assure that our practices conform. The Office of the Inspector General, HHS also issues fraud alerts and advisory opinions. Directives concerning double billing, home health services and the provision of medical supplies to nursing facilities have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have focused our internal compliance reviews to assure our practices conform with government instructions, we cannot accurately predict the impact of any such initiatives. See "Cautionary Statements Regarding Forward Looking Statements" and "Revenue Sources".

Corporate Integrity Program

The Genesis Corporate Integrity Program (the "Integrity Program") was developed to assure that we continue to achieve our goal of providing a high level of care and service in a manner consistent with all applicable state and federal laws and regulations, and our internal standard of conduct. This program is intended to allow personnel to prevent, detect and resolve any conduct or action that fails to satisfy all applicable laws and our standard of conduct.

The Company has a Corporate Compliance Officer responsible for administering the Integrity Program. The Corporate Compliance Officer, with the concurrence of the Chief Executive Officer or the Board of Directors, may use any of the Company's resources to evaluate and resolve compliance issues. The Compliance Officer reports significant compliance issues to the Board of Directors, including the results of investigations and any subsequent disciplinary or remedial actions taken.

In December 1998, the Company established the Corporate Integrity Hotline (the "Hotline"), which offers a toll-free number available to all employees of Genesis to report non-compliance issues. Employee calls to the hotline are kept anonymous. All calls reporting alleged non-compliance are logged, investigated, addressed and remedied by appropriate company officials.

In 1999, two subcommittees were established to further ensure the effectiveness of the Integrity Program. The Regulatory Compliance Advisory Committee ("RCAC") was formed to ensure that a mechanism exists to monitor federal and state regulations which effect the Company and to ensure that existing regulations are being adhered to throughout the organization. The RCAC is comprised of senior level management and meets bimonthly to discuss regulatory issues which potentially impact the Company. The Corporate Integrity Subcommittee (the "CIS") was established to ensure a mechanism exists for the Company to monitory compliance issues. Potential compliance issues are referred by the Corporate Compliance Officer to members of the CIS for investigation. The CIS members are senior members of the risk management, human resources, legal, clinical practices and internal audit departments.

Periodically, the Company receives information from the Department of Health and Human Services Office of Inspector General (HHS OIG) regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers include medical directors, attending physicians, vendors, consultants and therapists. On a monthly basis, management compares the information provided by the HHS OIG to data bases containing providers and individuals doing businesses with Genesis. Any potential matches are investigated and any necessary corrective action is taken to ensure we cease doing businesses with such providers and individuals.

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

As a result of the Vitalink Transaction, HCR Manor Care, a publicly traded owner of eldercare centers that competes with us in certain markets, owns 586,240 shares of Genesis Series G Cumulative Convertible Preferred Stock (the "Series G Preferred") which are convertible at the option of the holder into approximately 7,880,000 shares of our Common Stock. See Item 12 "Security Ownership of Certain Beneficial Owners and Management". Pursuant to certain service contracts (the "Service Contracts"), our NeighborCare pharmacy operations provide services to HCR Manor Care constituting approximately four percent and eleven percent of the consolidated net revenues of Genesis and NeighborCare, respectively in fiscal 2000. These Service Contracts are the subject of certain litigation. See "Legal Proceedings".

We operate eldercare centers in 15 states. In each market, our eldercare centers may compete for customers with rehabilitation hospitals; subacute units of hospitals; skilled or intermediate nursing centers; and personal care or residential centers which offer comparable services to those offered by our centers.

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


Insurance

The Company carries property, general and professional liability coverage on behalf of itself and its subsidiaries in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

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

Prior to June 1, 2000, the Company purchased general and professional liability insurance coverage ("GL/PL") from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, the Company has purchased GL/PL coverage from a commercial insurer subject to a $500,000 per claim retention, except in Florida, where the retention is $2,500,000 per claim. On an annual basis, the cost of the GL/PL has increased by approximately $7,000,000, for the policy year ending June 1, 2001 as compared to the policy year ended June 1, 2000.

Workers' compensation insurance has been maintained as statutorily required, or in certain jurisdictions for certain periods, the Company has qualified as exempt ("self insured"). Most of the commercial insurance purchased is loss sensitive in nature. As a result, the Company is responsible for adverse loss development or, in some cases, may be entitled to refunds if losses are below certain levels. The Company believes that adequate reserves are in place to cover the ultimate liability related to workers' compensation.

The Company maintains a wholly owned captive insurance subsidiary, Liberty Health Corp., LTD ("LHC") to provide reinsurance for the Company and others. LHC has, or is currently, reinsuring certain windstorm, workers' compensation and GL/PL deductibles. The Company, based on independent actuarial studies, believes that LHC's reserves are sufficient to meet their obligations. LHC continues to operate as a going concern, and has been excluded from the Company's Chapter 11 cases.

The Company provides several health insurance options to its employees. Prior to Fiscal 1999, the Company offered a self-insured 80/20 indemnity plan (the "80/20 Plan") and several fully insured HMO's. In late Fiscal 1999, a new self insured indemnity plan (the "Choice Plan") was developed and made available to a limited number of employees. The Choice Plan became available to all employees in January 2000. The Choice Plan enabled employees to take advantage of much lower co-pays that were competitive with HMO co-pays, while still allowing them to go to any provider in the 80/20 Plan preferred provider organization. In Fiscal 2000, the medical and pharmacy utilization levels under the Choice Plan and the 80/20 Plan were greater than the Company anticipated, resulting in additional health insurance costs of approximately $28,000,000. Effective April 1, 2001, the Choice Plan will be eliminated from the Company's benefit program and employee copays for prescriptions will be increased.

ITEM 2:  PROPERTIES

Facilities

The following table provides information by state regarding the eldercare centers owned, leased and managed by Genesis as of December 31, 2000. Included in the center count are 36 standalone assisted living facilities with 3,333 units and 23 skilled nursing facilities with 792 assisted living units. Certain properties are leased by the respective operating entities from third parties. The inability of Genesis to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain leases do not provide for non disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner. Included in Managed Centers are 131 jointly-owned facilities with 16,047 beds / assisted living units, including the Multicare centers. Also included in Managed Centers are 24 transitional care units with 621 beds located in hospitals principally in the state of Massachusetts. Member Centers consist of independently owned facilities that, for a fee, have access to many of the resources and capabilities of the Genesis Eldercare Network, including participation in Genesis' managed care contracts, preferred provider arrangements and group purchasing arrangements. These centers typically purchase an array of services from Genesis.


                            Wholly-Owned           Leased               Managed                 Member
                              Centers              Centers            Centers (1)              Centers               Total

                           Centers    Beds      Centers    Beds     Centers      Beds      Centers     Beds     Centers    Beds
------------------------------------------------------------------------------------------------------------------------------------
Maryland                      13     1,759          6      801          13      1,805         15     2,848       47      7,213
Pennsylvania                  17     2,315          4      459          29      3,899          3       375       53      7,048
New Jersey                     8     1,640          4      670          30      3,717          2       375       44      6,402
Massachusetts                  6       712          1      132          53      4,786          -         -       60      5,630
Connecticut                    4       615          -        -          14      1,717          -         -       18      2,332
West Virginia                  -         -          2      180          23      1,952          -         -       25      2,132
Florida                       12     1,559          1      120           1        120          1       120       15      1,919
New Hampshire                  9       916          4      364           1         90          -         -       14      1,370
Delaware                       4       502          -        -           3        319          3       449       10      1,270
Virginia                       4       619          1      240           1         90                             6        949
Wisconsin                      -         -          -        -           7        951          -         -        7        951
Illinois                       -         -          -        -           9        919          -         -        9        919
Rhode Island                   -         -          -        -           3        373          -         -        3        373
North Carolina                 -         -          -        -           2        340          -         -        2        340
Vermont                        2       256          -        -           1         58          -         -        3        314
District of Columbia           -         -          -        -           -          -          1       189        1        189
------------------------------------------------------------------------------------------------------------------------------------
Totals                        79    10,893         23    2,966         190     21,136         25     4,356      317     39,351
------------------------------------------------------------------------------------------------------------------------------------

We have 2 owned and 107 leased pharmacy and medical supply locations in 41 states.

We believe that all of our physical properties are well maintained and are in a suitable condition for the conduct of our business.

(1) - Includes 96 centers with 11,305 beds owned or leased by Multicare. Prior to October 1, 2000, Genesis accounted for its 43.6% owned investment in Multicare using the equity method of accounting. Upon consummation of a restructuring transaction, more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations - "Multicare Transaction and its Restructuring", Genesis consolidated the financial results of Multicare.

ITEM 3:  LEGAL PROCEEDINGS

Genesis is a party to litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to us, would have a material adverse effect on our financial position. See "Cautionary Statements Regarding Forward Looking Statements."

The Genesis and Vitalink Actions Against HCR Manor Care

On May 7, 1999, Genesis Health Ventures, Inc. and Vitalink Pharmacy Services (d/b/a NeighborCare(R)), a subsidiary of Genesis, filed multiple lawsuits requesting injunctive relief and compensatory damages against HCR Manor Care, Inc. ("HCR Manor Care"), two of its subsidiaries and two of its principals. The lawsuits arise from HCR Manor Care's threatened termination of long-term pharmacy services contracts effective June 1, 1999. Vitalink filed a complaint against HCR Manor Care and two of its subsidiaries in Baltimore City, Maryland circuit court (the "Maryland State Court Action"). Genesis filed a complaint against HCR Manor Care, a subsidiary, and two of its principals in federal district court in Delaware including, among other counts, securities fraud (the "Delaware Federal Action"). Vitalink has also instituted an arbitration action before the American Arbitration Association (the "Arbitration"). In these actions, Vitalink is seeking a declaration that it has a right to provide pharmacy, infusion therapy and related services to all of HCR Manor Care's facilities and a declaration that HCR Manor Care's threatened termination of the long-term pharmacy service contracts was unlawful. Genesis and Vitalink also seek over $100,000,000 in compensatory damages and enforcement of a 10-year non-competition clause.

Genesis acquired Vitalink from Manor Care in August 1998. In 1991, Vitalink and Manor Care had entered into long-term master pharmacy, infusion therapy and related agreements which gave Vitalink the right to provide pharmacy services to all facilities owned or licensed by Manor Care and its affiliates. On July 10, 1998, Manor Care advised Vitalink and Genesis that Manor Care would not provide notice of non-renewal of the master service agreements; accordingly the terms of the pharmacy service agreements were extended to September, 2004. Under the master service agreements, Genesis and Vitalink receive revenues at the rate of approximately $107,000,000 per year.

By agreement dated May 13, 1999, the parties agreed to consolidate the Maryland State Court Action relating to the master service agreements with the Arbitration matter. Accordingly, on May 25, 1999, the Maryland State Court Action was dismissed voluntarily. Until such time as a final decision is rendered in said Arbitration, or by the Bankruptcy Court, as appropriate, the parties have agreed to maintain the master service agreements in full force and effect.

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

On January 14, 2000, HCR Manor Care moved to dismiss Vitalink's claims in the Arbitration that it has a right to provide pharmacy and related services to the HCR Manor Care facilities not previously under the control of Manor Care. On May 17, 2000, the Arbitrator ordered the dismissal of Vitalink's claims seeking a declaratory judgment and injunctive relief for denial of Vitalink's right to service the additional HCR Manor Care facilities, but sustained Vitalink's claim seeking compensatory damages against HCR Manor Care for denial of that right.

Trial in the arbitration was originally scheduled to begin on June 12, 2000. On May 23, 2000, however, the Arbitrator postponed the trial indefinitely due to Vitalink's potential bankruptcy filing. In connection with this stay, the parties agreed that HCR Manor Care may pay, on an interim basis, NeighborCare 90 percent of the face amount of all invoices for pharmaceutical and infusion therapy goods and services that NeighborCare renders to respondents under the Master Service Agreements. The remaining 10 percent must be held in a segregated account by Manor Care. After Genesis and its affiliates, including Vitalink, filed voluntary petitions for restructuring under Chapter 11 of the Bankruptcy Code on June 22, 2000, the Arbitration was automatically stayed pursuant to 11 U.S.C. ss. 362(a).

On August 1, 2000, HCR Manor Care moved to lift the automatic stay and compel arbitration. On September 5, 2000, the Bankruptcy Court denied that motion, with leave to refile in 90 days. On December 8, 2000, Manor Care renewed its motion to lift the stay in the arbitration. On January 16, 2001, Genesis filed a motion to assume the master service agreements asserting that the determination of the Bankruptcy Court will supersede a significant number of issues in the Arbitration. The Bankruptcy Court has not yet ruled on these motions. As a result, the Arbitration remains stayed to date.

On June 29, 1999, defendants moved to dismiss or stay Genesis' securities fraud complaint filed in the Delaware Federal Action. On March 22, 2000, HCR Manor Care's motion was denied with respect to its motion to dismiss the complaint, but was granted to the extent that the action was stayed pending a decision in the Arbitration. Accordingly, Genesis still maintains the Delaware Federal Action. As a result of Genesis' Chapter 11 filing, this action is also automatically stayed pursuant to 11 U.S.C. ss. 362(a).

The Vitalink Action Against Omnicare and Heartland

On July 26, 1999, NeighborCare, through its Maryland counsel, filed an additional complaint against Omnicare, Inc. ("Omnicare") and Heartland Healthcare Services (a joint venture between Omnicare and HCR Manor Care) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortious interference with Vitalink's contractual rights under its exclusive long-term service contracts with HCR Manor Care. On November 12, 1999, in response to a motion filed by the defendants, that action was stayed pending a decision in the Arbitration.

The HCR Manor Care Action Against Genesis in Delaware

On August 27, 1999, Manor Care Inc., a wholly owned subsidiary of HCR Manor Care Inc., filed a lawsuit against Genesis in federal district court in Delaware based upon Section 11 and Section 12 of the Securities Act. Manor Care Inc. alleges that in connection with the sale of the Genesis Series G Preferred Stock issued as part of the purchase price to acquire Vitalink, Genesis failed to disclose or made misrepresentations related to the effects of the conversion to the prospective payment system on Genesis' earnings, the restructuring of the Genesis ElderCare Corp. Joint Venture, the impact of the operations of Genesis' Multicare affiliate on Genesis' earnings, the status of Genesis' labor relations, Genesis' ability to declare dividends on the Series G Preferred Stock, the value of the conversion right attached to the Series G Preferred Stock, and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care, Inc. seeks, among other things, compensatory damages and rescission of the purchase of the Series G Preferred Stock.

On November 23, 1999, Genesis moved to dismiss this action on the ground, among others, that Manor Care's complaint failed to plead fraud with particularity. On September 29, 2000, the Court granted that motion in part and denied it in part. Specifically, the Court dismissed all of defendants' allegations except those concerning the Company's labor relations and the ratio of combined fixed charges and preference dividends to earnings.

On January 18, 2000, Genesis moved to consolidate this action with the action brought against HCR Manor Care in Delaware federal court. That motion has been fully submitted and is awaiting decision. As a result of Genesis' Chapter 11 filing, this action is also automatically stayed pursuant to 11 U.S.C. ss. 362(a).

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The following table indicates the high and low sale prices per share, as reported on the New York Stock Exchange through June 22, 2000 and on the OTC Bulletin Board thereafter.

        Calendar Year                   High               Low
        -------------                   ----               ---
        2000
        First Quarter                   $3.50             $0.56
        Second Quarter                  $0.75             $0.02
        Third Quarter                   $0.31             $0.06
        Fourth Quarter                  $0.20             $0.03

        1999
        First Quarter                   $9.50             $3.50
        Second Quarter                  $7.69             $3.00
        Third Quarter                   $4.00             $1.88
        Fourth Quarter                  $2.94             $1.94

As of December 31, 2000, 48,653,344 shares of Common Stock were held of record by 770 shareholders. In addition, there were 589,714 outstanding shares of Series G Preferred Stock which are convertible into 7,926,411 shares of Common Stock; 24,369 shares of Series H Preferred Stock which are convertible into 27,850,590 shares of Common Stock; and 17,631 shares of Series I Preferred Stock which are convertible into 20,149,410 shares of non-voting common stock. The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. At September 30, 2000 there were approximately $34,921,000, $13,258,000 and $9,562,000 of accrued but unpaid dividends on the Series G Preferred, the Series H Preferred and the Series I Preferred, respectively, which are subject to compromise in connection with the Chapter 11 Cases.
Certain of the Company's outstanding loans contain covenants which limit our ability to declare and pay dividends. In addition, the Company's current financial condition limits our ability to declare and pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements". Also, see Item 12 "Security Ownership of Certain Beneficial Owners and Management".

ITEM 6:  SELECTED FINANCIAL DATA

                                                          2000            1999           1998           1997           1996
                                                         ------          ------         ------         ------         ------
Statement of Operations Data
(in thousands, except per share data)
Net revenues                                           $2,433,858      $1,866,426     $1,405,305      $1,099,823     $ 671,469
Operating income (loss) before capital
  costs*                                                 (208,997)         85,879        134,690         184,868       127,024
Earnings (loss) before extraordinary items,
   cumulative effect of accounting change and
   after preferred dividends                             (873,043)       (287,950)       (23,976)         48,144        37,169
Net income (loss) attributable to common
   shareholders                                          (883,455)       (290,050)       (25,900)         47,591        37,169
Per common share data (Diluted):
Earnings (loss) before extraordinary items
   and cumulative effect of accounting
   change                                                  (18.55)          (8.11)         (0.68)           1.34          1.29
Net income (loss) attributable to common
   shareholders                                          $ (18.77)       $  (8.17)      $  (0.74)        $  1.33       $  1.29
Weighted average shares of common stock and
   equivalents                                             47,077          35,485         35,159          36,120        31,058
------------------------------------------------------------------------------------------------------------------------------------
Other Financial Data
Operating income (loss) before capital
   costs* as a percent of revenue                           (8.6%)           4.6%           9.6%           16.8%          18.9%
Capital expenditures (in thousands)                      $ 51,981        $ 77,943       $ 56,663        $ 61,102        $38,645
Operating Data
Payor Mix (as a percent of patient service
   revenue)
     Private pay and other                                    41%             47%            45%             39%            39%
     Medicare                                                 16%             14%            20%             24%            25%
     Medicaid                                                 43%             39%            35%             37%            36%
Average owned/leased eldercare center
   beds                                                    14,286          15,522         15,137          15,132          9,429
Occupancy Percentage                                        90.7%           90.7%          91.5%           91.0%          92.6%
Average managed eldercare center beds                      23,779          23,984         24,234           6,101          5,030
Average full-time equivalent personnel                     40,450          40,500         37,708          27,700         16,325
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (in thousands)
Working capital                                         $ 304,241       $ 235,704      $ 243,461       $ 166,065      $ 113,916
Total assets                                            3,127,899       2,429,914      2,627,368       1,434,113        950,669
Liabilities subject to compromise                       2,446,673               -              -               -              -
Long-term debt                                             10,441       1,484,510      1,358,595         651,667        338,933
Redeemable preferred stock - (subject to compromise)      442,820               -              -               -              -
Shareholders' equity (deficit)                         $ (246,926)      $ 587,890      $ 875,072       $ 608,021      $ 514,608


* Capital costs include depreciation and amortization, lease expense, interest expense and the Multicare joint venture restructuring cost incurred in 2000.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions and Events" for a description of significant transactions.

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

We include in inpatient services revenue all room and board charges and ancillary service revenue for our eldercare customers at our 198 owned, leased and Multicare jointly-owned eldercare centers.

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. We provide these services through 61 institutional pharmacies (three are jointly-owned) and 23 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas. In addition, we operate 32 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists.

We include the following service revenue in other revenues: rehabilitation therapy services, management fees, capitation fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees, respiratory health services and other healthcare related services.

Certain Transactions and Events

Liquidity and Going Concern Assumption

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Chapter 11 cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash flow from operations and financing arrangements to meet obligations.

Our financial difficulties are attributed to a number of factors. First, the federal government has made fundamental changes to the reimbursement for medical services provided to individuals. The changes have had a significant adverse impact on the healthcare industry as a whole and on our cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of less then fair reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors have adversely affected our cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we were too highly leveraged to service our debt, including our long-term lease obligations. See Business - "Revenue Sources", "Personnel", "Government Regulation", and "Insurance". Also see Management's Discussion and Analysis of Financial Condition and Results of Operations - "Fiscal 2000 Compared to Fiscal 1999".

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

At September 30, 2000 there were approximately $34,921,000 in dividends in arrears on the Series G Preferred which are recorded on the accompanying balance sheet as liabilities subject to compromise. The holders of the Series G Preferred are entitled to be paid in additional shares of Series G Preferred to the extent that dividends are not declared and paid or funds continue not to be legally available for the payment of dividends after four consecutive quarterly periods, as defined. To date, the Company has not issued additional shares of Series G Preferred in lieu of cash dividends.

Pursuant to four agreements with HCR Manor Care, Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to facilities operated by HCR Manor Care (the "Service Contracts"). Vitalink is not restricted from providing similar contracts to non-HCR Manor Care facilities. The current term of each of the Service Contracts extends through September 2004. See "Legal Proceedings".

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

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of The Multicare Companies, Inc. ("Multicare"), making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. common stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to sell (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

On October 9, 1997, Genesis ElderCare Corp. and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis ElderCare Network Services manages Multicare's operations. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000,000 (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that were engaged in the business of providing institutional pharmacy services to third parties for $50,000,000 (the "Pharmacy Purchase"). The Company completed the Pharmacy Purchase effective January 1, 1998. The Company completed the Therapy Purchase in October 1997.

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

                              Investment in Genesis

Cypress and TPG invested in the aggregate, directly or through affiliated investment funds, $50,000,000 into Genesis in exchange for 12,500,000 shares of Genesis Common Stock and a ten year warrant to purchase 2,000,000 shares of Genesis Common Stock at an exercise price of $5.00 per share. See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

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

                               Accounting Effects

Prior to the Multicare restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Upon consummation of the restructuring transaction, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest. If losses applicable to the minority shareholders exceed the minority interest in the equity of Multicare, such excess and future losses applicable to the minority shareholders will be charged to the consolidated results of Genesis.

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

AGE Institute

In the fourth fiscal quarter of 2000, we received notice from the AGE Holdings, Inc., a not-for-profit owner / sponsor of 20 eldercare centers with approximately 2,400 beds, that it wished to discontinue our management contracts and ancillary service contracts (the "AGE Contracts"). Effective October 31,

2000, the AGE Contracts were terminated. In fiscal 2000, the AGE Contracts generated approximately $19,000,000 in revenue and $2,000,000 in operating income.

On November 27, 2000, Genesis Health Ventures, Inc., along with several subsidiaries, filed an adversary proceeding in the Genesis bankruptcy cases against four related nursing home owners (AGE Institute of Pennsylvania, Inc.; AGE Institute of Massachusetts, Inc.; AGE Institute of Florida, Inc.; and Delaware Valley Convalescent Homes, Inc.); and their parent company AGE Holdings, Inc. The complaint seeks to recover approximately $20,800,000 owed to Genesis through the AGE Contracts, by which Genesis provided services to 20 nursing homes owned by the defendants in Pennsylvania, Massachusetts and Florida. The complaint asserts counts against all defendants for breach of contract, civil conspiracy and unjust enrichment, and against AGE Institute of Pennsylvania, Inc. and AGE Institute of Massachusetts, Inc. for breach of certain trust indentures. On January 4, 2001, the AGE defendants filed a motion to dismiss the claims for conspiracy and for breach of the trust indentures; to dismiss AGE Holdings, Inc., as a defendant; and to strike Genesis' demands for punitive damages and attorneys' fees. Genesis filed a response to the motion, which is pending. Although the defendants have not yet filed an answer to the contract claims, Genesis expects to start discovery on the claims shortly.

ElderTrust Transactions

On January 31, 2001, we reached agreements to restructure our relationship with ElderTrust, a Maryland healthcare real estate investment trust. The agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by Genesis and Multicare either directly or through joint ventures. Under its agreement, Genesis: assumed the ElderTrust leases subject to certain modifications, including a reduction in Genesis' annual lease expense of $745,000; extended the maturity and reduced the principal balances of loans for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount; and acquired a building currently leased from ElderTrust, which is located on the campus of a Genesis skilled nursing facility, for $1,250,000. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to Multicare under a new ten-year lease with annual rents of $791,561.

On January 30, 1998, Genesis completed deleveraging transactions with ElderTrust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000,000 in proceeds from the sale of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone Health System in anticipation of resale to ElderTrust. Genesis received an additional $14,000,000 from the sale of a loan and two additional assisted living facilities and the recoupment of amounts advanced and expenses incurred in connection with the formation of ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000,000 which has been deferred and is being amortized over the ten-year term of the lease contracts with ElderTrust. Additionally, ElderTrust has funded approximately $15,100,000 to finance the development and expansion of three additional assisted living facilities. Genesis repaid a portion of the revolving credit component of the Genesis Credit Facility with the proceeds from these transactions. In September 1998, Genesis sold leasehold rights and an option to purchase seven eldercare facilities acquired in our November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000,000, including $35,500,000 in cash and an $8,500,000 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000,000. The transaction resulted in a gain of approximately $43,700,000 which has been deferred and is being amortized over the ten-year lease term of the lease contracts with ElderTrust.

Sale of Ohio Operations

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Fiscal 2000 Compared to Fiscal 1999

In Fiscal 1999, prior to the Multicare restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. In Fiscal 2000, upon consummation of the restructuring transaction, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. For the twelve months ended September 30, 2000, approximately $136,100,000 of revenue, and a corresponding amount of expense, was eliminated as a result of the consolidation of Genesis and Multicare. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. A significant percentage of the fluctuations in operating results reported in Fiscal 2000 compared to Fiscal 1999 are a result of this change in the method of accounting for Multicare.

Inpatient service revenue increased $616,046,000 or 87% to $1,320,151,000 from $704,105,000. Of this increase, approximately $632,078,000 is attributed to the consolidation of Multicare's inpatient revenues in the twelve months ended September 30, 2000, and approximately $16,300,000 is attributed to volume growth in Genesis' Medicare census. These increases are offset by reduced revenue of approximately $44,100,000 resulting from ten fewer eldercare centers operating in the September 30, 2000 period compared to the September 30, 1999 period, and approximately $5,400,000 is attributed to rate dilution in the Company's Medicare rate per patient day as a result of PPS. The remaining increase of approximately $17,168,000 is due to shifts in other payor categories and rates. The Company's average Medicare rate per patient day for the fiscal year ended September 30, 2000 was approximately $294 compared to $302 for the fiscal year ended September 30, 1999. Total patient days increased 3,679,048 to 8,617,099 during the twelve months ended September 30, 2000 compared to 4,938,051 during the comparable period last year. Of this increase, 4,001,732 patient days are attributed to the consolidation of Multicare's inpatient business in the twelve months ended September 30, 2000, and 13,284 days are attributed to one additional calendar day in the September 2000 period due to a leap year. These increases are offset by a reduction of 319,148 patient days resulting from ten fewer eldercare centers operating in the September 30, 2000 period compared to the September 30, 1999 period and the remaining decrease of 16,820 is the result of a decline in overall occupancy. Pharmacy and medical supply service revenues were $952,350,000 for the fiscal year ended September 30, 2000 versus $927,334,000 for fiscal year ended September 30, 1999. Pharmacy and medical supply service revenues increased approximately $51,716,000 due to net revenue growth with external customers. This increase is offset by approximately $26,700,000 due to the consolidation of Multicare's results with those of Genesis in the September 2000 period and the resulting elimination of pharmacy and medical supply service revenues generated with the Multicare centers. Other revenues decreased approximately $73,630,000 from $234,987,000 to $161,357,000. Approximately $5,300,000 of this decline is attributed to contraction in the Company's rehabilitation services business since the January 1, 1999 implementation of PPS by many of the Company's external rehabilitation customers. Approximately $60,800,000 of the decline is attributed to the consolidation of Multicare's results with those of Genesis and the resulting elimination of management fee and other service related revenues with Multicare in the twelve months ended September 30, 2000. Approximately $20,200,000 of this decline is attributed to the termination of a capitation contract in the Company's Chesapeake region. Of the remaining increase in other revenue, $5,800,000 is attributed to the revenues of a respiratory health services business acquired in the third fiscal quarter of 2000, with the remaining approximately $6,900,000 attributed to net growth in the Company's other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, and interest expense were $2,642,855,000 for the fiscal year ended September 30, 2000 compared to $1,780,547,000 for the twelve months ended September 30, 1999, an increase of $862,308,000 or 48%, of which approximately $456,730,000 is attributed to the consolidation of Multicare's operating expenses (not including Multicare's debt restructuring and impairment charges) with those of Genesis, approximately $278,355,000 is attributed to an increase in certain charges (including those of Multicare) described more fully in the paragraphs that follow, approximately $16,300,000 is due to adverse development in self-insured employee health coverage, approximately $9,500,000 is due to additional provisions made for bad debts, approximately $2,000,000 is attributed to the Company's adoption of a new accounting principle that requires start-up costs be expensed when incurred, $3,200,000 is attributed to the conversion of the Company's incentive compensation program from stock-based to cash-based, approximately $5,400,000 is attributed to the operating expenses of a respiratory health services business acquired in the third fiscal quarter of 2000, and approximately $150,623,000 is attributed to growth in cost of sales, insurance related costs and inflationary increases, principally labor related costs. These increases are offset by reduced operating expenses of approximately $20,200,000 attributed to a terminated capitation contract in the Company's Chesapeake region and $39,600,000 resulting from ten fewer eldercare centers operating in the twelve months ended September 30, 2000 compared to the twelve months ended September 30, 1999.

The acceleration in the operating cost growth rate (approximately 8.5%) over the revenue growth rate (approximately 4.1%) is attributed to continued pressure on wage and benefit related costs in all of our operating businesses, particularly in our eldercare centers. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels. The downward trend of reimbursement rates to nursing care operators and the cost pressures previously described have adversely impacted customers of our ancillary service businesses, resulting in pricing pressures in those businesses. See Business - "Government Regulation", "Personnel", "Employee Training and Development", "Revenue Sources", "Insurance" and "Competition in the Healthcare Services Industry".

During fiscal 2000, the Company recorded charges in connection with the Multicare joint venture restructuring; the impairment of long-lived assets and other impairments and charges; debt restructuring, and reorganization costs; and a loss on the sale of 14 eldercare centers located in the state of Ohio. The following table and discussion provides additional information on these charges.

------------------------------------------------------------------------------------------------------------------------------------
Multicare joint-venture restructuring                                                                           $ 420,000,000
------------------------------------------------------------------------------------------------------------------------------------

Impairment of long-lived assets                                                                                 $ 234,009,000
Exit costs and write-off of unrecoverable assets of six eldercare centers closed or leases
   terminated                                                                                                      28,363,000
Investments in information systems development abandoned in fiscal 2000                                            19,200,000
Uncollectible trade and notes receivable due to customer bankruptcy or other
   liquidity issues                                                                                                41,955,000
Other charges, including third party appeal issues and other cost settlement balances deemed
   uncollectible and insurance related adjustments                                                                 51,181,000
------------------------------------------------------------------------------------------------------------------------------------
Total asset impairments and other charges (included in other operating expenses)                                $ 374,708,000
------------------------------------------------------------------------------------------------------------------------------------

Professional bank and other fees in connection with the Company's amended senior
   bank credit facilities, debtor-in-possession financing and the filings under Chapter 11                       $ 29,935,000
Interest rate swap termination charge                                                                              28,331,000
Employee benefit related costs                                                                                      4,529,000
------------------------------------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                                                                $ 62,795,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Loss on sale of 14 eldercare centers located in the state of Ohio                                                $  7,922,000
------------------------------------------------------------------------------------------------------------------------------------

                      Multicare joint-venture restructuring

In connection with the restructuring transaction in the first fiscal quarter of 2000, we recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon our assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

                       Asset impairments and other charges

During the fourth quarter of fiscal 2000, in connection with the Company's budget preparations for the forthcoming year, management reviewed the current and projected undiscounted cash flows of our eldercare centers and our NeighborCare Pharmacy businesses. This review indicated that the assets of certain eldercare centers were impaired. The fair market value of businesses deemed potentially impaired were then estimated and compared to the carrying values of the long-lived assets. Any excess long-lived asset carrying value over the estimated fair value was written-off. Fair value was estimated using a per bed value determined by Company management. The total loss for SFAS 121 impairments of $234,009,000 is associated with 49 eldercare centers. No impairment charge was assessed on the long-lived assets of the NeighborCare Pharmacy businesses. The impairment charge recorded resulted in the write-off of $185,037,000 of goodwill and $34,578,000 of property, plant and equipment.

During fiscal 2000, we closed or are in the process of closing or terminating the leases of six underperforming eldercare centers with 842 combined beds. As a result, a charge of $28,363,000 was recorded to account for certain impaired and abandoned assets of these eldercare centers as well as the estimated future cost of maintaining owned properties that were closed.

As a result of the Company's Chapter 11 bankruptcy filing and curtailment in funding availability, we assessed the recoverability of our investment in certain information systems developed internally for the operating needs of our institutional pharmacy and infusion therapy businesses. Our assessment determined that $19,200,000 of the carrying value of our investment in these systems was unrecoverable through estimated future product sales to third parties and future operating efficiencies.

During fiscal 2000, we performed periodic assessments of the collectibility of amounts due from certain current and former customers in light of the adverse impact of PPS on their liquidity and profitability. In certain cases, customers have filed for protection under Chapter 11 of the Bankruptcy Code. As a result of our assessment, the carrying value of notes receivable, advances and trade receivables due from these customers was written down $41,955,000.

In the fourth quarter of fiscal 2000, we performed an assessment of the collectibility of certain aged amounts due from third party payors and concluded that approximately $12,451,000 was unrecoverable. In addition, as a result of adverse claims development we reevaluated the levels of reserves established for certain self insured and other programs, including workers' compensation and general liability insurance, resulting in a charge of approximately $35,235,000.

                   Debt Restructuring and Reorganization Costs

During the third fiscal quarter of 2000, we began discussions with our lenders under the Genesis and Multicare Credit Facilities to revise our capital structure. During the discussion period, which continued into the third fiscal quarter, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis and Multicare senior subordinated debt agreements. On June 22, 2000, Genesis and Multicare filed for voluntary relief under Chapter 11 of the Bankruptcy Court. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, we incurred legal, bank, accounting and other costs of approximately $29,935,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,331,000 obligation. In addition, as a result of our restructuring and Chapter 11 cases we incurred costs of $4,529,000 for certain salary and benefit related costs, principally for a court approved special recognition program.

During the first fiscal quarter of 2000, the Company recorded a non-cash pre tax charge of $7,720,000 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's worsening financial condition and other considerations, the Company determined not to proceed with the Redemption Program, and therefore the $7,720,000 charge recorded in the first quarter was subsequently reversed. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis Common Stock.

                           Loss on Sale of Ohio Assets

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Depreciation and amortization expense increased $42,006,000 to $116,961,000 during the twelve months ended September 30, 2000 from $74,955,000 during the same period in the prior year. $38,064,000 of this increase is attributed to the consolidation of Multicare's results with those of Genesis. The remaining increase is principally attributed to incremental amortization of deferred financing costs, as well as incremental depreciation expense from capital expenditures made since September 30, 1999.

Lease expense increased $11,471,000 to $38,124,000 during the twelve months ended September 30, 2000 from $26,653,000 during the same period in the prior year. $11,824,000 of this increase is attributed to the consolidation of Multicare's results with those of Genesis. This increase is offset by $3,300,000 attributed to six fewer eldercare centers leased during the twelve months ended September 30, 2000 compared to the twelve months ended September 30, 1999. The remaining increase of approximately $2,900,000 is the result of increases in a variable rate lease financing facility and scheduled increases in fixed lease rates.

Interest expense increased $84,350,000 to $203,570,000 during the twelve months ended September 30, 2000 from $119,220,000 during the same period in the prior year. $57,943,000 of this increase is attributed to the consolidation of Multicare's results with those of Genesis. In connection with the Genesis Chapter 11 filing, effective June 22, 2000 we ceased accruing interest on $371,590,000 of senior subordinated notes with a weighted average interest rate of 9.62%, or approximately $9,800,000. The remaining increase in interest expense of approximately $36,207,000 is primarily due to additional capital and working capital borrowings and an increase in our weighted average borrowing rate. Amendments to the Genesis Credit Facility resulted in higher variable rates of interest, along with increases in market rates of interest. Genesis' average variable debt borrowing rate in fiscal 2000 increased to 10.0% from 7.85% in fiscal 1999, resulting in over $23,000,000 of added interest expense. The remaining increase in interest expense is principally attributed to growth in debt volume. The Company's contractual interest expense for the year ended September 30, 2000 was $231,499,000, leaving $27,929,000 of interest expense unaccrued at September 30, 2000 as a result of the Chapter 11 filings.

Equity in net loss of unconsolidated affiliates declined $175,828,000 to a loss of $2,407,000 during the twelve months ended September 30, 2000 from a loss of $178,235,000 during the same period in the prior year. This change is principally due to the Fiscal 2000 change in Genesis' accounting for Multicare to the consolidation method of accounting. In consolidation, Genesis' 43.6% share in the net loss of Multicare was eliminated.

Minority interest of $132,444,000 recorded during the twelve months ended September 30, 2000 principally represents Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period.

Effective October 1, 1999, we adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. The cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was approximately $16,400,000 pre tax and $10,412,000 after tax.

Preferred stock dividends increased $23,119,000 to $42,596,000 during the twelve months ended September 30, 2000 from $19,477,000 during the same period in the prior year. This increase is attributed to dividends accrued following the issuance of Series H and Series I Preferred Stock in mid-November, 1999.

Fiscal 1999 Compared to Fiscal 1998

Inpatient service revenue declined $37,278,000 or 5% to $704,105,000 from $741,383,000. Of this decline, approximately $2,693,000 is attributed to the revenues of an eldercare center located in Florida that was closed in March 1999, $5,036,000 is attributed to the revenues of a Pennsylvania eldercare center for which the lease was terminated in July 1998 and approximately $42,740,000 is attributed to dilution in the Company's Medicare rate following Genesis' October 1, 1998 implementation of PPS. These decreases in inpatient service revenue are offset by the positive impact of rate increases of other payor categories and changes in payor mix. Under PPS, the average Medicare rate per day was reduced to approximately $302 per patient day during the twelve months ended September 30, 1999 compared to approximately $390 per patient day for the comparable period last year. There were 544,997 Medicare patient days during the twelve months ended September 30, 1999 compared to 491,493 for the comparable period last year. Total patient days declined 63,009 to 4,938,051 during Fiscal 1999 compared to 5,001,060 during Fiscal 1998. The decline in overall census is principally attributed to 17,462 patient days at a closed Florida eldercare center, 29,733 patient days at a Pennsylvania eldercare center for which the lease was terminated and the remaining decline of 15,814 patient days is attributed to a net drop in overall occupancy. Pharmacy and medical supply service revenue increased $502,556,000 to $927,334,000 from $424,778,000, of which approximately $453,324,000 is attributed to the added revenues as a result of the Vitalink Transaction, approximately $20,720,000 is attributed to the added revenues as a result of the Multicare Pharmacy Purchase, and the remainder is primarily due to other volume growth in the institutional, medical supply and community-based pharmacies. Other revenue declined from $239,144,000 to $234,987,000, or $4,157,000. This decline is primarily due to reduced rehabilitation service revenue following our implementation of PPS and the January 1, 1999 implementation of PPS by many of our external rehabilitation customers, including the Multicare eldercare centers. Additionally, we had reduced management fees as a result of the termination of eight management contracts and the negative impact of PPS on the net revenues of the managed eldercare centers. These declines in other revenue were offset by increases in other service-related business.

Our operating expenses before depreciation, amortization, lease expense, and interest expense were $1,780,547,000 for the twelve months ended September 30, 1999 compared to $1,270,615,000 for the comparable period in the prior year, an increase of $509,932,000 or 40%, of which approximately $391,304,000 is attributed to the added operating expenses as a result of the Vitalink Transaction, approximately $14,707,000 is attributed to the added operating expenses as a result of the Multicare Pharmacy Purchase, approximately $51,565,000 is attributed to an increase in the impairment of assets and other charges (see discussion and table below), and the remaining increase of $59,234,000 is attributed to inflationary increases, growth in the institutional pharmacy, medical supply and contract therapy divisions, capitated expenses, as well as increased costs of community-based programs. These increases are offset by reduced operating expenses of approximately $2,273,000 attributed to a closed Florida eldercare center and $4,605,000 to a Pennsylvania eldercare center for which the lease was terminated.

In accordance with SFAS 121, we record impairment losses on long-lived assets, including goodwill, when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The profitability and liquidity of Genesis and the long-term care industry have been adversely impacted by PPS. The current and projected undiscounted cash flows of certain eldercare centers operating under PPS indicate that these assets are impaired. We estimated the fair value of these assets by using a multiple of their operating cash flow based upon market comparisons of similar assets recently sold or currently under negotiations to sell. After performing this evaluation, we concluded that the carrying value of certain eldercare centers, including goodwill and property, plant and equipment exceeded their fair value by approximately $9,000,000.

In addition to long-lived assets, we performed an evaluation of all of our assets, contracts, operations and employment arrangements. As a result of this evaluation, we concluded that the adverse impact of PPS on our liquidity and profitability necessitated exiting certain businesses and projects. We fully reserved the carrying value of our transportation business, exited the operations of six leased eldercare centers at the end of their lease terms, abandoned investments in information systems, recorded the exit costs of a capitation contract in our Chesapeake region and wrote off certain unrecoverable development project costs as well as other unrecoverable assets. In addition, the ability of certain former customers of ours to repay amounts due for services rendered is less likely due to the adverse impact of PPS on their liquidity and profitability. As a result, we wrote down certain notes receivable, advances, trade and third party receivables, due to and from formerly owned and managed facilities. Also, we entered into the restructuring of the Multicare joint venture and amended our senior bank credit facility resulting in legal and other professional fees. The following table summarizes the before tax impact of the charges in Fiscal 1999:

Exit costs and write-off of unrecoverable assets of one owned eldercare center to be sold, and six leased eldercare centers closed or no longer under lease and an investment in
   a respiratory services company                                                                                $ 24,100,000
Investments in information systems abandoned                                                                       13,000,000
Exit costs and write-down of the remaining assets of the transportation business                                   12,700,000
Impairment of long-lived assets of six eldercare centers                                                            9,000,000
Unrecoverable development project costs                                                                             5,600,000
Cost to exit a capitation contract                                                                                  5,000,000
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal - terminated operations, discontinued businesses and asset impairments                                 69,400,000
------------------------------------------------------------------------------------------------------------------------------------
Uncollectible trade receivables due to customer bankruptcy or other
   liquidity issues                                                                                                17,800,000
Third party appeal issues deemed uncollectible                                                                     17,100,000
Costs to restructure the Multicare joint venture and amend the Company's senior bank credit
   facility                                                                                                        11,000,000
Other charges, including severance costs                                                                           13,870,000
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal - Uncollectible accounts, restructuring and other                                                      59,770,000
------------------------------------------------------------------------------------------------------------------------------------
Notes receivable, advances, trade receivables and third party settlement receivables,
  due from or to businesses formerly owned or managed deemed uncollectible                                         37,900,000
------------------------------------------------------------------------------------------------------------------------------------
Total (included in operating expenses)                                                                          $ 167,070,000
------------------------------------------------------------------------------------------------------------------------------------

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

Depreciation and amortization expense increased $22,570,000 to $74,955,000 during the twelve months ended September 30, 1999 from $52,385,000 during the same period in the prior year. This increase is attributed to the depreciation of fixed assets and amortization of goodwill and deferred financing costs in connection with the Multicare Pharmacy Purchase and the Vitalink Transaction, as well as incremental depreciation expense from capital additions made since September 30, 1998.

Lease expense decreased $4,529,000 to $26,653,000 during the twelve months ended September 30, 1999 from $31,182,000 during the same period in the prior year. This decrease is principally attributed to the amortization of deferred gains on sale leaseback transactions with ElderTrust for a full twelve months in Fiscal 1999 compared to one month in Fiscal 1998.

Interest expense increased $37,132,000 to $119,220,000 during the twelve months ended September 30, 1999 from $82,088,000 during the same period in the prior year. This increase in interest expense is primarily due to additional borrowings used to finance the Multicare Pharmacy Purchase, the Vitalink Transaction and increased working capital and capital borrowings. This increase is partially offset by interest savings as a result of the repayment of indebtedness from proceeds received in connection with the ElderTrust Transactions.

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

In Fiscal 1999, we accrued $19,477,000 of dividends on the Series G Preferred issued in August of 1998 in connection with the Vitalink Transaction. In Fiscal 1998 approximately $1,655,000 were accrued from the date of issuance through September 30, 1998. Approximately $15,145,000 of Series G Preferred dividends were accrued and unpaid at September 30, 1999.

Liquidity and Capital Resources

Chapter 11 Bankruptcy and Debtor-In-Possession Financing

On June 22, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries and affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under the Company's and such subsidiaries and affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by the Company and those of its subsidiaries and affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (excluding Multicare and its direct and indirect subsidiaries), b) authorization for Genesis to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Genesis DIP Facility") and authorizing advances in the interim period of up to $150,000,000 out of a possible $250,000,000 facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $250,000,000 Genesis DIP Facility and permitting full usage thereunder. Usage under the Genesis DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $250,000,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable, as defined and (ii) up to $175,000,000 against real property. The Genesis DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar ("LIBO") Rate plus 3.75%. Proceeds of the Genesis DIP Facility are available for general working capital purposes and as a condition of the loan, were required to refinance the $40,000,000 outstanding under the Company's pre-petition priority Tranche II sub-facility. Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the pre-petition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. As of September 30, 2000 borrowings outstanding under the Genesis DIP Facility were $133,000,000. As of January 31, 2001 borrowings outstanding under the Genesis DIP Facility were $165,000,000. The Genesis DIP Facility provides for the issuance of up to $25,000,000 in standby letters of credit. As of January 31, 2001 there were $4,900,000 in letters of credit issued thereunder for a total utilization under the Genesis DIP Facility of $169,900,000.

Pursuant to the agreement, the Company and each of its subsidiaries named as borrowers or guarantors under the Genesis DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Genesis DIP Facility) in all unencumbered pre- and post-petition property of the Company. The Genesis DIP Facility also has priority over the liens on all collateral pledged under (i) the Genesis Credit Facility,
(ii) the Synthetic Lease dated October 7, 1996 and (iii) other obligations covered by the Collateral Agency Agreement, including any Swap Agreement, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Genesis and its borrower and guarantor subsidiaries.

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

On February 14, 2001, Genesis received a waiver from its lenders (the "Genesis DIP Lenders") under the Genesis DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded by Genesis in the fourth quarter of Fiscal 2000. The waiver extends through December 31, 2000. In addition, Genesis received certain amendments to the Genesis DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Genesis EBITDA Amendment"). The Genesis EBITDA Amendment can be terminated by the Genesis DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Genesis to the Genesis DIP Lenders of an amendment fee related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the Genesis DIP Lenders will not exercise their rights under the Genesis DIP Facility in an event of default, including but not limited to, precluding future borrowings under the Genesis DIP Facility.

As a result of the pending status of Bankruptcy Court approval for payment of the amendment fee, the Company classified the Genesis DIP Facility balance of $133,000,000 as a current liability in the September 30, 2000 consolidated balance sheet.

On June 22, 2000, Multicare and substantially all of its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under Multicare's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through January 31, 2001, there has been no usage under the Multicare DIP Facility, other than for standby letters of credit. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. As of January 31, 2001 there were $3,700,000 in letters of credit issued thereunder.

The obligations of Multicare under the Multicare DIP Facility are jointly and severally guaranteed by each of Multicare's filing affiliates (the "Filing Affiliates"). Pursuant to the agreement, Multicare and each of its affiliates named as borrowers or guarantors under the Multicare DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Multicare DIP Facility) in all unencumbered pre- and post-petition property of Multicare. The Multicare DIP Facility also has priority over the liens on all collateral pledged under the Multicare Credit Facility, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

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

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver extends through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). The Multicare EBITDA Amendment can be terminated by the Multicare DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Multicare to the Multicare Lenders of an amendment fee related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the Multicare DIP Lenders will not exercise their rights under the Multicare DIP Facility in an event of default, including but not limited to, precluding future borrowings under the Multicare DIP Facility.

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

On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the pre-petition claims of certain critical vendors and patients. All other unsecured pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

                                                                                                  As of
                                                                                           September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
  Liabilities subject to compromise:

       Revolving credit and term loans                                                           $1,483,898
       Senior subordinated notes                                                                    617,488
       Revenue bonds and other indebtedness                                                         155,937
------------------------------------------------------------------------------------------------------------------------------------
         Subtotal - long-term debt subject to compromise                                         $2,257,323
------------------------------------------------------------------------------------------------------------------------------------
       Accounts payable and accrued liabilities                                                      67,574
       Accrued interest (including a $28,331 interest rate swap termination fee)                     86,855
       Accrued preferred stock dividends on Series G Preferred Stock                                 34,921
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $2,446,673
------------------------------------------------------------------------------------------------------------------------------------

A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                                                             For the Twelve
                                                                                              Months Ended
                                                                                           September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
  Debt restructuring and reorganization costs:

       Legal, accounting and consulting fees                                                      $  20,748
       Bank fees                                                                                      9,187
       Interest rate swap termination charge                                                         28,331
       Employee benefit related costs                                                                 4,529
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $  62,795
------------------------------------------------------------------------------------------------------------------------------------

At September 30, 2000, the Company reported working capital of $304,241,000 as compared to net working capital of $235,704,000 at September 30, 1999 primarily due to the change to a long-term classification of certain liabilities subject to compromise in accordance with SOP 90-7. Genesis' cash flow from operations for the twelve months ended September 30, 2000 was a use of cash of $103,294,000 compared to a source of cash of $43,557,000 for the twelve months ended September 30, 1999, principally due to increased losses and the timing of vendor payments, as well as approximately $16,100,000 of debt restructuring and reorganization costs.

At September 30, 2000, $91,553,000 of receivables and payables, including a deferred management fee, between Genesis and Multicare were eliminated in consolidation.

Investing activities for the twelve months ended September 30, 2000 include approximately $52,000,000 of capital expenditures primarily related to betterments and expansion of eldercare centers and investment in data processing hardware and software. Of the capital expenditures, approximately $12,000,000 relates to the construction, renovation and expansion of assisted living facilities. Cash flows provided by investing activities in the 2000 period also include the proceeds from the sale of 14 eldercare centers located in Ohio effective May 31, 2000. The net proceeds of the disposition of $33,000,000 are classified as cash flow provided by investing activities and was used to pay down the Multicare Term Loans and the Multicare Credit Facility.

Financing activities during the twelve months ended September 30, 2000 include $50,000,000 of proceeds received for the issuance of Common Stock to Cypress and TPG in connection with the Multicare joint venture restructuring transaction. The Company has incurred approximately $29,900,000 of debt restructuring and reorganization costs in fiscal 2000. The Company anticipates that such costs will be incurred throughout the duration of the bankruptcy.


The Company has experienced an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. In addition, as a result of the Company's current financial condition it is unable to continue certain self-insured programs and has replaced these programs with outside insurance carriers.

In April of 2000, the Company terminated the Execuflex Plan and the Vitalink Nonqualified Plan. All amounts in these plans were distributed to the participants with no material effect to the Company's cash flow.

Credit Facilities and Other Debt

                             Genesis Credit Facility

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries (excluding Multicare) a credit facility totaling $1,250,000,000 (the "Genesis Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The fourth amended and restated credit agreement made the financial covenants for certain periods less restrictive, required minimum asset sales, increased the Applicable Margin (defined below), provided the lenders of the Genesis Credit Facility a collateral interest in certain real and personal property of the Company, and generally reallocated the proceeds thereof among the Tranche II Facility (defined below), the Genesis Revolving Facility (defined below) and the Genesis Term Loans (defined below) and permitted the restructuring of the Put/Call Agreement, as defined. Additionally, the fourth amended and restated credit agreement provided for $40,000,000 of additional borrowing capacity, (the "Tranche II Facility") available to the Company beginning in December 1999.

The Genesis Credit Facility consists of three term loans with original balances of $200,000,000 each (collectively, the "Genesis Term Loans"), and a $650,000,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000,000 Tranche II Facility. The Genesis Term Loans amortize in quarterly installments through 2005. The Genesis Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445,000 at September 30, 2000 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $152,130,000 at September 30, 2000 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,378,000 at September 30, 2000 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,834,000 (excluding letters of credit) at September 30, 2000, becomes payable in full on September 30, 2003. At September 30, 2000, there were no outstanding borrowings under the Tranche II Facility. The aggregate outstanding balance of the Genesis Credit Facility at September 30, 2000 is classified as a liability subject to compromise.

Subject to liens granted under the Genesis DIP Facility, the Genesis Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests in substantially all personal property, excluding inventory, including accounts receivable, equipment and general intangibles. Mortgages on substantially all of Genesis' subsidiaries' real property were also granted. Loans under the Genesis Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Genesis Tranche A Term Facility and Genesis Revolving Facility have an Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans. Loans under the Genesis Tranche B Term Facility have an Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBO Rate loans. Loans under the Genesis Tranche C Term Facility have an Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBO Rate loans. Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

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

Genesis is in default under the Genesis Credit Facility. Interest under the Genesis Credit Facility incurred prior to and subsequent to the Petition Date has been paid, or is accrued and paid when due.

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

The Multicare Credit Facilities consist of three term loans with an aggregate original balance of $400,000,000 (collectively, the "Multicare Term Loans"), and a $125,000,000 revolving credit loan (the "Multicare Revolving Facility"). The Multicare Term Loans amortize in quarterly installments through 2005. The loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $132,239,000 at September 30, 2000 (the "Multicare Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $138,339,000 at September 30, 2000 (the "Tranche B Term Facility"); and (iii) and an original eight year term loan maturing in June 2005 with an outstanding balance of $45,877,000 at September

30, 2000 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $107,655,000 at September 30, 2000, becomes payable in full on September 30, 2003. The aggregate outstanding balance of the Multicare Credit Facility at September 30, 2000 is classified as a liability subject to compromise.

Subject to liens granted under the Multicare DIP Facility, The Multicare Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Multicare's subsidiaries' real property were also granted. Loans under the Multicare Credit Facility bear, at Multicare's option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, an Annual Applicable Margin that is dependent upon a certain financial ratio test.

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

The aggregate outstanding balance of the Genesis Credit Facility and the Multicare Credit Facility of $1,483,898,000 is classified as a liability subject to compromise.

                               Other Indebtedness

Genesis has outstanding an aggregate of $371,590,000 of Senior Subordinated Notes (the "Genesis Notes") with interest rates ranging from 9.25% to 9.875%. Interest on the Genesis Notes are payable semi-annually. The Genesis Notes are due in 2005 through 2009. Multicare has outstanding $250,000,000 of 9.00% Senior Subordinated Notes (the "Multicare Notes") that are due in 2007. Interest on the Multicare Notes is payable semi-annually. Genesis and Multicare are in default of their respective senior subordinated note indenture agreements. The aggregate outstanding balance of the Genesis Notes and the Multicare Notes at September 30, 2000 is classified as a liability subject to compromise.

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

With exception to the Genesis and Multicare DIP Facilities and two secured loans of two Multicare subsidiaries not party to the Chapter 11 cases, all debt balances at September 30, 2000 are classified as liabilities subject to compromise.

The Multicare Restructuring

In connection with the November 1999 restructuring of the Multicare joint-venture, Genesis entered into a Restructuring Agreement with Cypress, TPG and Nazem to restructure their joint investment in Genesis ElderCare Corp., the parent company of Multicare. Pursuant to the Restructuring Agreement the Put under the Put/Call Agreement was terminated in exchange for:

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

In November 1999, Cypress and TPG invested in the aggregate, directly or through affiliated investment funds, $50,000,000 into Genesis in exchange for 12,500,000 shares of Genesis Common Stock and a ten year warrant to purchase 2,000,000 shares of Genesis Common Stock at an exercise price of $5.00 per share.

See Item 12 "Security Ownership of Certain Beneficial Owners and Management".

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

Anticipated Impact of Healthcare Reform

The Genesis eldercare centers began implementation of the Medicare Prospective Payment System ("PPS") on October 1, 1998 and the majority of the Multicare eldercare centers began implementation of PPS on January 1, 1999. On July 31, 2000, HCFA issued final rules for PPS. The final rule continues the current PPS methodology, as amended by the Balanced Budget Refinement Act of 1999 ("BBRA"). Effective April 1, 2000, 15 of the 44 RUG III (Resource Utilization Groups) payment categories were increased by 20% until the later of October 1, 2000 or the implementation of a refined RUG system. This final rule extends the 20% add-on for the 15 RUG III categories until at least September 20, 2001. Additionally, the final rule formalizes the BBRA requirement for a 4% across the board increase in the Federal per diem payment rates, exclusive of the 20% add-on. The final rule also announces the annual update factor at 2.161%, which is equivalent to the market basket increase less one percentage point, as mandated by current law. The actual impact of the July 31, 2000 final rule on our earnings in future periods will depend on many variables which can not be quantified at this time, including the effect of regulatory changes, patient acuity, patient length of stay, Medicare census, referral patterns, ability to reduce costs and growth of ancillary business.

On December 15, 2000 Congress passed the Benefit Improvement and Protection Act of 2000 ("BIPA") that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The Company has not yet evaluated what effect BIPA will have on its operating results.

PPS and other existing and future legislation and regulation have already, and may in the future, adversely affect our pharmacy and medical supply revenue, and other specialty medial services.

Other

In August 1998, in connection with the Vitalink Transaction, the Company issued the Series G Preferred. The Series G Preferred has a face value of approximately $295,100,000 and an initial dividend of 5.9375% and generally is not transferable without our consent. The dividend rate increases on the fourth, fifth, ninth, eleventh and thirteenth anniversary dates to 6.1875%, 6.6250%, 7.0625%, 7.5% and 7.9375%, respectively. The Series G Preferred is convertible into Genesis Common Stock, par value $.02 per share, at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of Common Stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. At September 30, 2000 there were approximately $34,921,000 of accrued, but unpaid dividends on the Series G Preferred. The accrued dividends are classified as liabilities subject to compromise at September 30, 2000. The holders of the Series G Preferred are entitled to be paid in additional shares of Series G Preferred to the extent that dividends are not declared and paid or funds continue to not be legally available for the payment of dividends after four consecutive quarterly periods, as defined. To date, the Company has not issued additional shares of Series G Preferred in lieu of cash dividends.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services and expanding our services. Genesis has also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future. See "Cautionary Statements Regarding Forward Looking Statements" and "Fiscal 2000 Compared to Fiscal 1999".

Year 2000 Compliance

The Company did not experience any material interruptions of business as a result of the Year 2000 computer problem.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters in fiscal years beginning after June 15, 2000. We intend to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on our earnings or financial position.

ITEM 7A:  QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes. In the past, we employed established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, the Company primarily used interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. Notional amounts of interest rate swap agreements are used to measure interest to be paid or received relating to such agreements and do not represent an amount of exposure to credit loss. The fair value of interest rate swap agreements is the estimated amount we would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. As a result of the non-payment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,331,000 obligation, which is classified as a liability subject to compromise. The interest rate swap termination charge is reflected in the consolidated statement of operations as debt restructuring and reorganization costs. In fiscal 2000, Multicare terminated all of its interest rate swap agreements for approximately $100,000.

At September 30, 2000, the Company had $1,616,897,000 of debt subject to variable market rates of interest. As a result of our Chapter 11 filings, $1,483,897,000 of our variable rate debt is classified as a liability subject to compromise.

As a result of increases in market rates of interest, defaults under certain loan agreements and higher rates of interest associated with the Genesis DIP Facility, the Company's weighted average borrowing rate on variable rate debt increased in Fiscal 2000 approximately 200 basis points. These rate increases, coupled with additional borrowings under the Genesis Credit Facility and the Genesis DIP Facility, resulted in additional interest cost in Fiscal 2000 of approximately $36,200,000. At September 30, 2000, Genesis had no interest rate swap agreements outstanding to manage the exposure to such interest rate changes.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 50
Consolidated Balance Sheets as of September 30, 2000 and 1999                51
Consolidated Statements of Operations for the years ended
   September 30, 2000, 1999 and 1998                                         52
Consolidated Statements of Shareholders' Equity (Deficit) for the years
   ended September 30, 2000, 1999 and 1998                                   53
Consolidated Statements of Cash Flows for the years ended
   September 30, 2000, 1999 and 1998                                         54
Notes to Consolidated Financial Statements                                   55

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities effective October 1, 1999.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has suffered recurring losses in each of the years in the three-year period ended September 30, 2000 and, as of September 30, 2000 has a shareholders' deficit. In addition, the Company and its consolidated affiliate, The Multicare Companies, Inc. are in default of various loan agreements and on June 22, 2000 filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in note 3 to the consolidated financial statements, management intends to develop a plan of reorganization for approval by the Company's creditors and confirmation by the U.S. Bankruptcy Court. If the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                                 KPMG LLP

Philadelphia, Pennsylvania
February 14, 2001

Genesis Health Ventures, Inc. and Subsidiaries
Debtor-In-Possession
Consolidated Balance Sheets


                                                                                    September 30,           September 30,
                                                                                        2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                    (in thousands except share
                                                                                             and per share data)
Current assets:
    Cash and equivalents                                                              $ 22,948                 $ 12,397
    Restricted investments in marketable securities                                     27,899                   24,599
    Accounts receivable, net of allowance for doubtful accounts
       of $78,020 in 2000 and $86,067 in 1999                                          446,614                  370,472
    Inventory                                                                           65,637                   63,369
    Prepaid expenses and other current assets                                           54,223                   46,964
------------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                           617,321                  517,801
------------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                   1,107,346                  612,301
Notes receivable and other investments                                                  39,244                   40,075
Other long-term assets                                                                 105,726                  112,978
Investments in unconsolidated affiliates                                                22,956                  180,882
Goodwill and other intangibles, net                                                  1,235,306                  965,877
------------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                               $ 3,127,899              $ 2,429,914
====================================================================================================================================
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
    Current installments of long-term debt                                         $   133,000                 $ 37,126
    Accounts payable                                                                    36,944                  131,312
    Accrued expenses                                                                    39,993                   42,492
    Accrued compensation                                                               100,164                   42,320
    Accrued interest                                                                     2,979                   28,344
    Income taxes payable                                                                     -                      503
------------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                      313,080                  282,097
------------------------------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise                                                    2,446,673                        -
Long-term debt                                                                          10,441                1,484,510
Deferred income taxes                                                                   54,082                   13,827
Deferred gain and other long-term liabilities                                           51,670                   61,590
Minority interest                                                                       56,059                        -
Redeemable preferred stock - subject to compromise (including accrued
  dividends of $22,820)                                                                442,820                        -
Shareholders' equity (deficit):
    Series G Cumulative Convertible Preferred Stock, par $.01, authorized
      5,000,000 shares, 589,714 and 590,253 issued and outstanding at
      September 30, 2000 and 1999                                                            6                        6
    Common stock, par $.02, authorized 200,000,000 shares, issued and outstanding 48,653,294 and 48,641,194 at September 30, 2000;
      36,145,678 and 36,133,578 at September 30, 1999                                      973                      723
    Additional paid-in capital                                                         803,202                  753,452
    Accumulated deficit                                                             (1,049,075)                (165,620)
    Accumulated other comprehensive loss                                                (1,789)                    (428)
    Treasury stock, at cost                                                               (243)                    (243)
------------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity (deficit)                                          (246,926)                 587,890
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity (deficit)                       $ 3,127,899              $ 2,429,914
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Debtor-In-Possession
Consolidated Statements of Operations

                                                                                           Year ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   2000                1999            1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands, except share and per share data)
Net revenues:
    Inpatient services                                                         $ 1,320,151          $ 704,105       $ 741,383
    Pharmacy and medical supply services                                           952,350            927,334         424,778
    Other revenue                                                                  161,357            234,987         239,144
------------------------------------------------------------------------------------------------------------------------------------
        Total net revenues                                                       2,433,858          1,866,426       1,405,305
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Salaries, wages and benefits                                                  1,088,443            713,204         581,169
   Cost of sales                                                                   534,960            502,169         231,848
   Other operating expenses                                                        948,735            565,174         457,598
   Debt restructuring and reorganization costs                                      62,795                  -               -
   Loss on sale of assets                                                            7,922                  -               -
Multicare joint venture restructuring                                              420,000                  -               -
Depreciation and amortization                                                      116,961             74,955          52,385
Lease expense                                                                       38,124             26,653          31,182
Interest expense, net (contractual interest for the year
     ended September 30, 2000 was $231,499)                                        203,570            119,220          82,088
------------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit, equity in net income (loss)
   of unconsolidated affiliates, minority interest, extraordinary items
   and cumulative effect of accounting change                                     (987,652)          (134,949)        (30,965)
Income tax benefit                                                                  27,168             44,711           8,158
------------------------------------------------------------------------------------------------------------------------------------
Loss before equity in net income (loss) of
   unconsolidated affiliates, minority interest, extraordinary items
   and cumulative effect of accounting change                                     (960,484)           (90,238)        (22,807)
Equity in net income (loss) of unconsolidated affiliates                            (2,407)          (178,235)            486
Minority interest                                                                  132,444                  -               -
------------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary items and cumulative effect
   of accounting change                                                           (830,447)          (268,473)        (22,321)
Extraordinary items, net of tax                                                          -             (2,100)         (1,924)
Cumulative effect of accounting change, net of tax                                 (10,412)                 -               -
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                          (840,859)          (270,573)        (24,245)
Preferred stock dividends                                                           42,596             19,477           1,655
------------------------------------------------------------------------------------------------------------------------------------
Net Loss attributed to common shareholders                                      $ (883,455)        $ (290,050)      $ (25,900)
====================================================================================================================================

Per common share data:
   Basic and diluted
      Loss before extraordinary items and cumulative effect
          of accounting change                                                    $ (18.55)           $ (8.11)        $ (0.68)
      Net loss                                                                    $ (18.77)           $ (8.17)        $ (0.74)
      Weighted average shares of common stock                                   47,076,746         35,485,306      35,159,195
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Debtor-In-Possession
Consolidated Statements of Shareholders' Equity (Deficit)

                                                      Series G                                 Accumulated
                                                     Cumulative                                   other                    Total
                                                     Convertible         Additional  Retained  comprehensive           shareholders'
(in thousands)                                       Preferred   Common   paid-in    earnings     income      Treasury    equity
                                                       Stock      stock   capital    (deficit)    (loss)       stock     (deficit)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                            $ -      $ 702   $ 457,232    $ 150,330   $    -     $ (243)     $ 608,021
====================================================================================================================================
Shares issued in connection with:
    Exercise of common stock options                       -          2       1,587            -        -          -          1,589
    Issuance of Series G Cumulative Convertible
      Preferred Stock                                      6          -     295,114            -        -          -        295,120
Purchase of common stock call options                      -          -      (4,442)           -        -          -         (4,442)
Comprehensive income (loss)
    Net unrealized gain on marketable securities           -          -           -            -      684          -            684
    Net loss                                               -          -           -      (24,245)       -          -        (24,245)
                                                                                                                          ----------
Total comprehensive loss                                                                                                    (23,561)
                                                                                                                          ----------
Series G Cumulative Convertible Preferred Stock
   dividends                                               -          -           -        (1,655)      -          -         (1,655)

------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                            $ 6      $ 704    $ 749,491     $ 124,430   $ 684     $ (243)    $ 875,072
====================================================================================================================================
Shares issued in connection with:
    Exercise of common stock options                       -          1           28             -       -          -            29
    Issuance of common stock to 401(k) plan                -         18        3,982             -       -          -         4,000
Partnership distribution                                   -          -          (49)            -       -          -           (49)
Comprehensive loss
    Net unrealized loss on marketable securities           -          -            -             -  (1,112)         -        (1,112)
    Net loss                                               -          -            -      (270,573)      -          -      (270,573)
                                                                                                                          ----------
Total comprehensive loss                                                                                                   (271,685)
                                                                                                                          ----------
Series G Cumulative Convertible Preferred Stock
   dividends                                               -          -            -       (19,477)      -          -       (19,477)

------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                            $ 6      $ 723     $ 753,452   $ (165,620)  $ (428)    $ (243)   $ 587,890
====================================================================================================================================
Shares issued in connection with:
    Issuance of common stock                               -        250        49,750            -        -          -       50,000
Comprehensive loss
    Net unrealized loss on marketable securities           -          -             -            -    (1,361)        -       (1,361)
    Net loss                                               -          -             -     (840,859)        -         -     (840,859)
                                                                                                                          ----------
Total comprehensive loss                                                                                                   (842,220)
                                                                                                                          ----------
Series G Cumulative Convertible Preferred Stock dividends  -          -             -      (19,776)        -         -      (19,776)
Series H Senior Convertible Participating Cumulative
    Preferred Stock dividends                              -          -             -      (13,258)        -         -      (13,258)
Series I Senior Convertible Exchangeable Participating
    Cumulative Preferred Stock dividends                   -          -             -       (9,562)        -         -       (9,562)

------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                            $ 6      $ 973      $ 803,202  $(1,049,075) $ (1,789)   $ (243) $ (246,926)
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Debtor-In-Possession
Consolidated Statements of Cash Flows

                                                                                                     Year ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2000         1999          1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in thousands)
Cash flows from operating activities:
     Net loss                                                                                 $  (840,859)   $ (270,573)  $ (24,245)
     Adjustments to reconcile net loss to net cash provided by operating activities:
     Charges (credits) included in operations not requiring funds:
           Provision for deferred taxes                                                           (27,831)      (45,214)     (8,158)
           Depreciation and amortization                                                          116,961        74,955      52,385
           Amortization of deferred gains and premiums                                             (5,962)       (5,986)     (1,700)
           Multicare joint venture restructuring charge                                           420,000             -           -
           Loss on impairment of assets and other charges                                         372,189       164,527      94,817
           Debt restructuring and reorganization costs                                             62,795             -           -
           Loss on sale of assets                                                                   7,922             -           -
           Equity in net (income) loss of unconsolidated affiliates and minority interest        (124,870)      178,235        (486)
           Extraordinary items, net of tax                                                              -         2,100       1,924
           Cumulative effect of accounting change, net of tax                                      10,412             -           -
           Non-cash common stock contribution to 401(k) plan                                            -         4,000           -
     Changes in assets and liabilities excluding the effects of acquisitions :
           Accounts receivable                                                                    (30,164)      (47,562)    (57,882)
           Cost reports receivable                                                                      -        (3,633)     (1,469)
           Inventory                                                                               (2,331)         (131)     (4,942)
           Prepaid expenses and other current assets                                              (13,129)       (9,296)     (4,989)
           Accounts payable and accrued expenses                                                  (32,313)        2,135      32,700
------------------------------------------------------------------------------------------------------------------------------------
     Total adjustments                                                                            753,679       314,130     102,200
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operations before debt restructuring and regorganization
           costs                                                                                  (87,180)       43,557      77,955
------------------------------------------------------------------------------------------------------------------------------------
     Cash paid for debt restructuring and reorganization costs                                    (16,114)            -           -
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                                         (103,294)       43,557      77,955
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of marketable securities                                                            (39,614)      (11,171)    (22,764)
     Proceeds on maturity or sale of marketable securities                                         34,954        12,119      10,835
     Capital expenditures                                                                         (51,981)      (77,943)    (56,663)
     Payments for acquisitions, net of cash acquired                                                 (588)      (16,634)   (400,576)
     Investments in unconsolidated affiliates                                                           -       (16,051)   (344,081)
     Proceeds from assets sold, net                                                                33,000             -      91,495
     Reductions in notes receivable and other investments                                               -           916      52,410
     Additions to notes receivable and other investments                                           (3,083)       (3,424)    (15,947)
     Other long term asset additions                                                               (6,200)      (22,782)    (15,446)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                        (33,512)     (134,970)   (700,737)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net borrowings under prepetition working capital revolving credit facilities                  49,868       126,000     100,500
     Net borrowings under Genesis DIP Facility                                                    133,000             -           -
     Repayment of long term debt and payment of sinking fund requirments                          (90,295)     (149,888)    (69,540)
     Proceeds from issuance of long-term debt                                                      10,000       136,756     611,243
     Debt issuance costs                                                                           (9,183)       (7,953)    (23,317)
     Issuance of common stock                                                                      50,000             -           -
     Purchase of common stock call options                                                              -             -      (4,442)
     Partnership distribution                                                                           -           (49)          -
     Preferred stock dividends paid                                                                     -        (5,987)          -
     Stock options exercised                                                                            -            29       1,589
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                    143,390        98,908     616,033
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and equivalents                                                     6,584         7,495      (6,749)

Cash and equivalents:
     Beginning of year (1)                                                                         16,364         4,902      11,651
------------------------------------------------------------------------------------------------------------------------------------
     End of year                                                                                $  22,948      $ 12,397    $  4,902
====================================================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid                                                                               $ 179,215      $117,864    $ 85,557
    Income taxes paid (received)                                                                      587         1,081     (31,370)
    Non-cash financing activity - issuance of Genesis Series H Senior Convertible
       Participating Cumulative Preferred Stock and Genesis Series I Senior
       Convertible Exchangeable Participating Cumulative Preferred Stock                          420,000             -           -
    Non-cash financing activity - issuance of Genesis Series G Cumulative Convertible
       Preferred Stock                                                                          $       -      $      -    $295,120
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements

(1) The beginning cash balance was adjusted to include the opening cash balance of Multicare following the Company's change in accounting for Multicare from the equity method of accounting to the consolidation method of accounting.

Genesis Health Ventures, Inc. and Subsidiaries
Debtor-In-Possession
Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Genesis Health Ventures, Inc. and its consolidated subsidiaries (the "Company" or "Genesis"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to October 1, 2000, Genesis accounted for its 43.6% owned investment in The Multicare Companies, Inc. ("Multicare") using the equity method of accounting. Upon consummation of a restructuring transaction, more fully described in Footnote 4 - Acquisitions / Dispositions - Multicare Transaction and its Restructuring, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest. If losses applicable to the minority shareholders exceed the minority interest in the equity of Multicare, such excess and future losses applicable to the minority shareholders will be charged to the consolidated results of Genesis.

Other than Multicare, investments in unconsolidated affiliated companies, owned 20% to 50% inclusive, are stated at cost of acquisition plus the Company's equity in undistributed net income (loss) since acquisition. The change in the equity in net income (loss) of these companies is reflected as a component of net income or loss on the Consolidated Statements of Operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 22, 2000, (the "Petition Date") Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses raise substantial doubt about the Company's ability to continue as a going concern. See Footnote 2 - Voluntary Petitions for Relief Under Chapter 11 of the United States Bankruptcy Code.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the consolidated financial statements as of and for the year ended September 30, 2000 include all necessary adjustments (consisting of normal recurring accruals and all adjustments pursuant to the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the periods presented. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

All dollars are expressed in thousands except per share amounts. All other amounts are expressed in whole numbers. Certain prior year amounts have been reclassified to conform to the current year presentation.

Business

The Company provides a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. These services include healthcare services traditionally provided in eldercare centers; specialty medical services, such as rehabilitation therapy, institutional pharmacy and medical supply services, community-based pharmacies and management services to independent geriatric care providers.

Revenue Recognition

Within the Company's eldercare centers, revenue is recognized in the period the related services are rendered. Revenues are recorded based on standard charges applicable to all customers. The Company derives a substantial portion of its revenue under Medicaid and Medicare reimbursement systems. Under certain prospective Medicaid systems and Medicare the Company is reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined rate. Under certain retrospective Medicaid systems and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered customers as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and customer payments are recorded as contractual adjustments and deducted from revenues. Retroactively calculated third-party contractual adjustments are accrued on an estimated basis in the period the related services are rendered. Revisions to estimated contractual adjustments are recorded based upon audits by third-party payors, as well as other communications with third-party payors such as desk reviews, regulation changes and policy statements. Adjustments and final settlements with third-party payors are reflected in operations at the time of the adjustment or settlement as an increase or decrease to the balance of cost report receivables / payables and revenue.

Within the Company's ancillary service businesses, the Company records revenues at the time services or supplies are provided. Revenue is reported at the estimated net realizable amounts expected to be received from individuals, third party payors or others for services and supplies provided.

Cash Equivalents

Short-term investments which have a maturity of ninety days or less at acquisition are considered cash equivalents.

Restricted Investments in Marketable Securities

Marketable securities, which comprises fixed interest securities, equity securities, money market funds and liquid reserve funds are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income or loss as a separate component of shareholders' equity (deficit). Fair values for fixed interest securities are based on quoted market prices.

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

Marketable securities are held by the Company's wholly-owned captive insurance subsidiary, Liberty Health Corp., LTD ("LHC") and are substantially restricted to securing the outstanding claims losses of LHC. LHC is not a party to the Chapter 11 cases.

Inventories

Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Land, land and building improvements, buildings, and equipment are stated at cost. Depreciation is calculated on the straight-line method over estimated useful lives of 20-35 years for land and building improvements and buildings, and 3-15 years for equipment, furniture and fixtures and information systems. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

The Company records impairment losses on long-lived assets including property, plant and equipment used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Deferred Financing Costs

Financing costs have been deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the related debt. Deferred financing costs, net of accumulated amortization of $23,496 and $12,726, were $38,462 and $29,066 at September 30, 2000 and 1999, respectively, and are included in other long term assets.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired and is amortized on a straight-line basis from 10 to 40 years. Goodwill, before accumulated amortization of $130,850 and $55,800, was $1,351,461 and $1,003,900 at September 30, 2000 and 1999, respectively. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of goodwill may not be recoverable. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance can be recovered through projected undiscounted future cash flows.

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

Earnings or Loss Per Share

Basic earnings or loss per share is calculated by dividing net income or loss available / attributed to common shareholders by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options.

Any incremental shares resulting from outstanding stock options would be anti-dilutive in the 2000, 1999 and 1998 calculations of diluted loss per share.

Use of Estimates

Management of the Company has made a number of estimates relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). The statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was approximately $16,400 pre tax and $10,412 after tax.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters in fiscal years beginning after June 15, 2000. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

(2) Voluntary Petitions for Relief Under Chapter 11 of the United States Bankruptcy Code

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

The Bankruptcy Court approved, on a final basis, borrowings of up to $250,000 in respect of the Genesis debtor-in-possession financing facility (the "Genesis DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Bankruptcy Court also approved, on a final basis, borrowings of up to $50,000 in respect of the Multicare debtor-in-possession financing facility (the "Multicare DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Genesis and Multicare Debtors intend to utilize the DIP Facilities of the respective companies and existing cash flows to fund ongoing operations during the Chapter 11 cases. As of September 30, 2000, approximately $133,000 of borrowings under the Genesis DIP Facility were outstanding and no borrowings were outstanding under the Multicare DIP Facility.

On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain pre-petition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the pre-petition claims of certain critical vendors and patients. All other unsecured pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):


                                                                                                     As of
                                                                                               September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                                                $1,483,898
     Senior subordinated notes                                                                         617,488
     Revenue bonds and other indebtedness                                                              155,937
------------------------------------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                                              $2,257,323
------------------------------------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                                                           67,574
     Accrued interest (including a $28,331 swap termination fee)                                        86,855
     Accrued preferred stock dividends on Series G Preferred Stock                                      34,921
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $2,446,673
------------------------------------------------------------------------------------------------------------------------------------


A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                                                                 For the Twelve
                                                                                                  Months Ended
                                                                                              September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:

     Legal, accounting and consulting fees                                                            $ 20,748
     Bank fees                                                                                           9,187
     Interest rate swap termination charge                                                              28,331
     Employee benefit related costs, including severance                                                 4,529
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ 62,795
------------------------------------------------------------------------------------------------------------------------------------

(3)   Certain Significant Risks and Uncertainties

                                  Going Concern

In connection with the Chapter 11 cases, the Company expects to develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 cases. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances the Company will be successful in achieving a confirmed plan of reorganization, future profitable operations, compliance with the terms of the debtor-in-possession financing arrangements and sufficient cash flows from operations and financing arrangements to meet obligations.

On February 14, 2001, Genesis and Multicare received waivers from their respective lenders (the "DIP Lenders") under the Genesis DIP Facility and the Multicare DIP Facility (collectively, the "DIP Facilities") for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded by Genesis and Multicare in the fourth quarter of Fiscal 2000. The waivers extend through December 31, 2000. In addition, Genesis and Multicare received certain amendments to the DIP Facilities, including an amendment that makes the minimum EBITDA covenants for both companies less restrictive in future periods (the "EBITDA Amendment"). The EBITDA Amendment can be terminated by the DIP Lenders if, on or before April 2, 2001, the Bankruptcy Court has not approved payments by Genesis and Multicare to the DIP Lenders of amendment fees related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the DIP Lenders will not exercise their rights under the DIP Facilities in an event of default, including but not limited to, precluding future borrowings under the DIP Facilities.

                                 Revenue Sources

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize our specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company.

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

     o the adoption of the Medicare Prospective Payment System pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act and the Benefit Improvement Protection Act of 2000; and

     o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

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

(4)   Acquisitions/Dispositions

Sale of Ohio Operations

Effective June 1, 2000, Multicare sold all of its long-term care operations located in the state of Ohio, which included 14 eldercare centers with 1,128 beds. The properties were sold for $33,000 in cash, resulting in a loss of sale of $7,922. The net proceeds of the sale were applied against Multicare's term loans and revolving credit facility on a pro rata basis in accordance with the relative aggregate principal amount thereof held by each applicable lender.

Other Dispositions, Closures and Lease Terminations

During fiscal 2000, we closed or are in the process of closing or terminating the leases of six underperforming eldercare centers with 842 combined beds. As a result, a charge of $28,363 was recorded to account for certain impaired and abandoned assets of these eldercare centers as well as the estimated future cost of maintaining owned properties that were closed. Of the centers closed three were owned centers and three were leased. In October 2000, one of the closed centers was sold to an independent third party for approximately $7,000 in cash.

During fiscal 1999, management decided to exit the operations of six leased eldercare centers with 580 beds at the end of their lease terms on November 1, 2000. Effective October 1, 1999, the Company sold one eldercare center with 348 beds for approximately $19,000. No gain or loss on sale was recorded as the carrying value of the underlying assets were written down to fair value at the end of fiscal 1999.

Vitalink Transaction

On August 28, 1998, Genesis and its wholly-owned subsidiary V Acquisition Corporation ("Newco") consummated an Agreement and Plan of Merger (the "Merger Agreement") with Vitalink Pharmacy Services, Inc., a Delaware corporation ("Vitalink"), pursuant to which Vitalink merged with and into Newco (the "Vitalink Transaction"). Each share of Vitalink Common Stock, par value $.01 per share (the "Vitalink Common Stock"), was converted in the merger into the right to receive (i) .045 shares of Genesis Series G Cumulative Convertible Preferred Stock, par value $.01 per share (the "Series G Preferred"), (ii) $22.50 in cash, or (iii) a combination of cash and shares of Series G Preferred (collectively, the "Merger Consideration"). The Merger Consideration paid to stockholders of Vitalink to acquire their shares (including shares which may have been issued upon the exercise of outstanding options) was $590,200, of which 50% was paid in cash and 50% in Series G Preferred. The Series G Preferred has a face value of approximately $295,100 and an initial dividend of 5.9375% and generally is not transferable without the consent of the Company. The dividend rate increases on the fourth, fifth, ninth, eleventh and thirteenth anniversary date to 6.1875%, 6.6250%, 7.0625%, 7.5% and 7.9375%, respectively. The Series G Preferred is convertible into Genesis common stock, par value $.02 per share (the "Common Stock"), at $37.20 per share and it may be called for conversion after April 26, 2001, provided the price of Common Stock reaches certain trading levels and after April 26, 2002, subject to a market-based call premium. Vitalink's total net revenues for the fiscal years ended May 31, 1997 and 1998, were $274,000 and $494,000, respectively. As a result of the merger, Genesis assumed approximately $87,000 of indebtedness Vitalink had outstanding. The cash portion of the purchase price was funded through borrowings under the Genesis Credit Facility, as defined. The Vitalink Transaction is being accounted for under the purchase method and the related goodwill is being amortized over a 40-year period.

Pursuant to four agreements with HCR Manor Care, Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to facilities operated by HCR Manor Care (the "Services Contracts"). Vitalink is not restricted from providing similar contracts to non-HCR Manor Care facilities. The current term of each of the Service Contracts extends through September 2004. See Footnote (15) - Commitments and Contingencies.

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

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of The Multicare Companies, Inc. ("Multicare"), making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. common stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to sell (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

On October 9, 1997, Genesis ElderCare Corp. and Genesis ElderCare Network Services, Inc., a wholly-owned subsidiary of Genesis, entered into a management agreement (the "Management Agreement") pursuant to which Genesis ElderCare Network Services manages Multicare's operations. Genesis also entered into an asset purchase agreement (the "Therapy Purchase Agreement") with Multicare and certain of its subsidiaries pursuant to which Genesis acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business for $24,000 (the "Therapy Purchase") and a stock purchase agreement (the "Pharmacy Purchase Agreement") with Multicare and certain subsidiaries pursuant to which Genesis acquired all of the outstanding capital stock and limited partnership interests of certain subsidiaries of Multicare that were engaged in the business of providing institutional pharmacy services to third parties for $50,000 (the "Pharmacy Purchase"). The Company completed the Pharmacy Purchase effective January 1, 1998. The Company completed the Therapy Purchase in October 1997.

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

                               Accounting Effects

Prior to the Multicare restructuring transaction, Genesis accounted for its investment in Multicare using the equity method of accounting. Upon consummation of the restructuring transaction, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through adjustment to minority interest. If losses applicable to the minority shareholders exceed the minority interest in the equity of Multicare, such excess and future losses applicable to the minority shareholders will be charged to the consolidated results of Genesis.

In connection with the restructuring transaction, Genesis recorded a non-cash charge of approximately $420,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon the Company's assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

The following unaudited pro forma statement of operations information gives effect to the Multicare joint venture restructuring had it occurred on October 1, 1998, after giving effect to certain adjustments, including the elimination of intercompany transactions, the recording of minority interest, the issuance of Common Stock, the recording of preferred stock dividends, the repayment of debt with proceeds from the issuance of Common Stock and related income tax effects. The unaudited pro forma financial information has been prepared to reflect the consolidation of the financial results of Multicare. Accordingly, Multicare's revenues and expenses are presented at their recorded historical amounts and the financial impact of all transactions between Genesis and Multicare are eliminated in consolidation. The pro forma financial information does not include the $420,000 non-cash charge representing the cost estimated to terminate the Put. This charge is a direct result of the Multicare joint venture restructuring. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transaction occurred at the beginning of the period presented.


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
--------------------------------------------------------------------------------

(5)   Restricted Investments in Marketable Securities

Marketable securities are held by the Company's wholly-owned subsidiary, Liberty Health Corporation, LTD ("LHC"), incorporated under the laws of Bermuda. Liberty provides various insurance coverages to the Company and to unrelated entities, most of which are managed by the Company.

Marketable securities at September 30, 2000 consist of the following:

                                                           Amortized          Unrealized        Unrealized           Fair
                                                             cost               gains             losses             value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Notes                                        $  1,100              $    -            $  (3)           $  1,097
U.S. mortgage backed securities                               7,544                  39              (15)              7,568
Corporate bonds                                               6,618                   -             (371)              6,247
Equity securities                                             1,580                   -           (1,439)                141
Term deposits                                                 1,497                   -                 -              1,497
Liquid reserve fund                                           4,078                   -                 -              4,078
Money market funds                                            7,271                   -                 -              7,271
------------------------------------------------------------------------------------------------------------------------------------
                                                           $ 29,688              $   39         $ (1,828)           $ 27,899
------------------------------------------------------------------------------------------------------------------------------------

Marketable securities at September 30, 1999 consist of the following:

                                                           Amortized          Unrealized        Unrealized           Fair
                                                             cost               gains             losses             value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Notes                                        $  1,100              $    -            $  (1)           $  1,099
U.S. mortgage backed securities                              11,030                  65               (8)             11,087
Corporate bonds                                               6,634                   -             (297)              6,337
Equity securities                                             1,580                   -             (417)              1,163
Term deposits                                                 1,497                   -                 -              1,497
Money market funds                                            3,416                   -                 -              3,416
------------------------------------------------------------------------------------------------------------------------------------
                                                           $ 25,257               $  65           $ (723)           $ 24,599
------------------------------------------------------------------------------------------------------------------------------------

Fixed interest securities held at September 30, 2000 and 1999 mature as follows:

                                                                        2000                                1999
------------------------------------------------------------------------------------------------------------------------------------
                                                           Amortized            Fair             Amortized         Fair
                                                             cost               value               cost           value
------------------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                       $ 1,100          $ 1,097             $ 3,496        $ 3,505
Due after 1 year through 5 years                                5,108            5,006               6,211          6,121
Due after 5 years through 10 years                              9,054            8,809               9,057          8,897
Due after 10 years                                                  -                -                   -              -
------------------------------------------------------------------------------------------------------------------------------------
                                                              $15,262          $14,912            $ 18,764       $ 18,523
------------------------------------------------------------------------------------------------------------------------------------

Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

In the normal course of business, LHC's bankers have issued letters of credit totaling $17,148 (1999 - $9,000) in favor of insurers. Marketable securities with an amortized cost of $22,416 and a market value of $20,627 were pledged as security for these letters of credit as of September 30, 2000.

(6)   Property, Plant and Equipment

Property, plant and equipment at September 30, 2000 and 1999 consist of the following:

                                                 2000            1999
--------------------------------------------------------------------------------
Land                                          $ 104,741         $ 39,621
Buildings and improvements                      914,731          464,629
Equipment, furniture and fixtures               269,607          198,438
Construction in progress                         68,588           61,385
--------------------------------------------------------------------------------
                                              1,357,667          764,073
Less accumulated depreciation                  (250,321)        (151,772)
--------------------------------------------------------------------------------
  Net property, plant and equipment          $1,107,346         $612,301
--------------------------------------------------------------------------------

Due to an impairment to the carrying value of certain properties, the Company recorded write-downs of its property, plant and equipment of $34,578 and $7,400, during the twelve months ending September 30, 2000 and 1999, respectively.

(7)   Long-Term Debt

Long-term debt at September 30, 2000 and 1999 consist of the following:

                                                                                  2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Secured debt - (weighted average interest rate 2000-10.0%; 1999 -7.96%)
     Debtor-in-possession financing facilities                                  $  133,000        $        -
     Credit facilities                                                           1,483,897          1,034,945
     Mortgage and other secured debt, net of unamortized debt premium              158,756            115,236
------------------------------------------------------------------------------------------------------------------------------------
        Total secured debt                                                       1,775,653          1,150,181
Unsecured debt - (weighted average interest rate 2000-9.35%;
     1999 -9.57%)
     Senior subordinated notes, net of unamortized debt discount                   617,488            366,978
     Notes payable and other unsecured debt                                          7,623              4,477
------------------------------------------------------------------------------------------------------------------------------------
        Total unsecured debt                                                       625,111            371,455

Total Debt                                                                       2,400,764          1,521,636
Less:
     Current portion of long-term debt                                            (133,000)           (37,126)
     Long term debt subject to compromise                                       (2,257,323)                 -
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                  $   10,441        $ 1,484,510
------------------------------------------------------------------------------------------------------------------------------------

In connection with the Chapter 11 cases, no principal or interest payments have been made on certain indebtedness incurred by the Company prior to June 22, 2000 ("Prepetition Debt"). With regard to Multicare, no principal or interest payments have been made on $424,110 of the Multicare Credit Facility, $250,000 of senior subordinated notes and $53,101 of other indebtedness. Multicare continues to pay interest on an aggregate outstanding balance of $10,240 in connection with two secured loans of subsidiaries not party to the Chapter 11 cases. With regard to Genesis, no principal or interest payments have been made on $370,000 of senior subordinated notes and $101,485 of other indebtedness. Subsequent to June 22, 2000, Genesis repaid $40,000 of Tranche II Prepetition Debt under the Genesis Credit Facility and all interest incurred prior to June 22, 2000 on Prepetition Debt under the Genesis Credit Facility. Interest incurred on $1,059,000 of Prepetition Debt under the Genesis Credit Facility subsequent to June 22, 2000 continues to be paid as billed. Genesis is also current in paying interest on balances outstanding under the Genesis Debtor-in-Possession Financing.

At September 30, 2000 and 1999, the Company's long-term debt included approximately $1,616,897 and $1,034,945, respectively, of floating rate debt based on Prime or LIBO Rate. In fiscal 2000 and fiscal 1999, the weighted average interest rates on floating rate debt were 10.00% and 7.85%, respectively. At September 30, 2000 and 1999, the Company' long-term debt included approximately $783,867 and $486,691 of fixed rate debt. In fiscal 2000 and 1999, the weighted average interest rates on fixed rate debt were 9.45% and 9.49%, respectively.

Secured Debt

                     Genesis Debtor-in-Possession Financing

Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by the Company and those of its subsidiaries and affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (excluding Multicare and its direct and indirect subsidiaries), b) authorization for the Company to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Genesis DIP Facility") and authorizing advances in the interim period of up to $150,000 out of a possible $250,000 facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $250,000 Genesis DIP Facility and permitting full usage thereunder. Usage under the Genesis DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $250,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable, as defined and (ii) up to $175,000 against real property. The Genesis DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar Rate ("LIBO Rate") plus 3.75%. Proceeds of the Genesis DIP Facility are available for general working capital purposes and as a condition of the loan, were required to refinance the $40,000 outstanding under the Company's pre-petition priority Tranche II sub-facility. Additionally, $44,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the pre-petition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. As of September 30, 2000 borrowings outstanding under the Genesis DIP Facility were $133,000. The Genesis DIP Facility provides for the issuance of up to $25,000 in standby letters of credit. As of September 30, 2000 there was $11,500 in letters of credit issued thereunder, for a total utilization under the Genesis DIP Facility of $144,500.

Pursuant to the agreement, the Company and each of its subsidiaries named as borrowers or guarantors under the Genesis DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Genesis DIP Facility) in all unencumbered pre- and post-petition property of the Company. The Genesis DIP Facility also has priority over the liens on all collateral pledged under (i) the Genesis Credit Facility (later defined), (ii) the Synthetic Lease dated October 7, 1996 and (iii) other obligations covered by the Collateral Agency Agreement, including any Swap Agreement, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Genesis and its borrower and guarantor subsidiaries.

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

On February 14, 2001, Genesis received a waiver from its lenders (the "Genesis DIP Lenders") under the Genesis DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded by Genesis in the fourth quarter of Fiscal 2000. The waiver extends through December 31, 2000. In addition, Genesis received certain amendments to the Genesis DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Genesis EBITDA Amendment"). The Genesis EBITDA Amendment can be terminated by the Genesis DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Genesis to the Genesis DIP Lenders of an amendment fee related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the Genesis DIP Lenders will not exercise their rights under the Genesis DIP Facility in an event of default, including but not limited to, precluding future borrowings under the Genesis DIP Facility.

As a result of the pending status of Bankruptcy Court approval for payment of the amendment fee, the Company classified the Genesis DIP Facility balance of $133,000 as a current liability in the September 30, 2000 consolidated balance sheet.

                    Multicare Debtor-in-Possession Financing

Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000 out of a possible $50,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. As of September 30, 2000, there has been no usage under the Multicare DIP Facility. The Multicare DIP Facility provides for the issuance of up to $20,000 in standby letters of credit. As of September 30, 2000 there were $3,700 in letters of credit issued thereunder.

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

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver extends through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). The Multicare EBITDA Amendment can be terminated by the Multicare DIP Lenders if on or before April 2, 2001, the Bankruptcy Court has not approved payment by Multicare to the Multicare Lenders of an amendment fee related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the Multicare DIP Lenders will not exercise their rights under the Multicare DIP Facility in an event of default, including but not limited to, precluding future borrowings under the Multicare DIP Facility.

                             Genesis Credit Facility

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries (excluding Multicare) a credit facility totaling $1,250,000 (the "Genesis Credit Facility") for the purpose of: refinancing and funding interest and principal payments of certain existing indebtedness; funding permitted acquisitions; and funding Genesis' and its subsidiaries' working capital for general corporate purposes, including fees and expenses of transactions. The fourth amended and restated credit agreement made the financial covenants for certain periods less restrictive, required minimum asset sales, increased the Applicable Margin (defined below), provided the lenders of the Genesis Credit Facility a collateral interest in certain real and personal property of the Company, and generally reallocated the proceeds thereof among the Tranche II Facility (defined below), the Genesis Revolving Facility (defined below) and the Genesis Term Loans (defined below) and permitted the restructuring of the Put/Call Agreement, as defined. Additionally, the fourth amended and restated credit agreement provided for $40,000 of additional borrowing capacity, (the "Tranche II Facility") available to the Company beginning in December 1999.

The Genesis Credit Facility consists of three term loans with original balances of $200,000 each (collectively, the "Genesis Term Loans"), and a $650,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000 Tranche II Facility. The Genesis Term Loans amortize in quarterly installments through 2005. The Genesis Term Loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445 at September 30, 2000 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $152,130 at September 30, 2000 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,378 at September 30, 2000 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,834 (excluding letters of credit) at September 30, 2000, becomes payable in full on September 30, 2003. At September 30, 2000, there were no outstanding borrowings under the Tranche II Facility. The aggregate outstanding balance of the Genesis Credit Facility at September 30, 2000 is classified as a liability subject to compromise.

Subject to liens granted under the Genesis DIP Facility, the Genesis Credit Facility is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests in substantially all personal property, excluding inventory, including accounts receivable, equipment and general intangibles. Mortgages on substantially all of Genesis' subsidiaries' real property were also granted. Loans under the Genesis Credit Facility bear, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin (the "Applicable Margin") that is dependent upon a certain financial ratio test. Loans under the Genesis Tranche A Term Facility and Genesis Revolving Facility have an Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBO Rate loans. Loans under the Genesis Tranche B Term Facility have an Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBO Rate loans. Loans under the Genesis Tranche C Term Facility have an Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBO Rate loans. Subject to meeting certain financial ratios, the above referenced interest rates are reduced.

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

Genesis is in default under the Genesis Credit Facility. Interest under the Genesis Credit Facility incurred prior to and subsequent to the Petition Date has been paid, or is accrued and paid when due.

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

The Multicare Credit Facilities consist of three term loans with an aggregate original balance of $400,000 (collectively, the "Multicare Term Loans"), and a $125,000 revolving credit loan (the "Multicare Revolving Facility"). The Multicare Term Loans amortize in quarterly installments through 2005. The loans consist of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $132,239 at September 30, 2000 (the "Multicare Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $138,339 at September 30, 2000 (the "Tranche B Term Facility"); and (iii) and an original eight year term loan maturing in June 2005 with an outstanding balance of $45,877 at September 30, 2000 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $107,655 at September 30, 2000, becomes payable in full on September 30, 2003. The aggregate outstanding balance of the Multicare Credit Facility at September 30, 2000 is classified as a liability subject to compromise.

Subject to liens granted under the Multicare DIP Facility, The Multicare Credit Facility (as amended) is secured by first priority security interests (subject to certain exceptions) in all personal property, including inventory, accounts receivable, equipment and general intangibles. Mortgages on certain of Multicare's subsidiaries' real property were also granted. Loans under the Multicare Credit Facility bear, at Multicare's option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, an Annual Applicable Margin that is dependent upon a certain financial ratio test.

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

                         Mortgage and Other Secured Debt

The Company has $158,756 of mortgage and other secured debt consisting principally of secured revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development.

Unsecured Debt

                            Senior Subordinated Notes

In December 1998, Genesis issued $125,000 9 7/8% Senior Subordinated Notes due 2009 at a price of 96.1598% resulting in net proceeds of $120,200. Interest on the notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1999. Approximately $59,950 of the net proceeds were used to repay portions of the Tranche A, B and C Term Facilities and approximately $59,950 of the net proceeds were used to repay a portion of the Revolving Facility.

In August 1997, Genesis Eldercare Acquisition Corp. ("GEAC") issued $250,000 9% Senior Subordinated Notes due 2007. Interest on the notes is payable semiannually on February 1 and August 1 of each year. The net proceeds were used to finance the consummation of GEAC's acquisition of Multicare.

In October 1996, Genesis completed an offering of $125,000 9 1/4% Senior Subordinated Notes due 2006. Interest is payable on April 1 and October 1 of each year. The Company used the net proceeds of approximately $121,250, together with borrowings under the Credit Facility, to pay the cash portion of the purchase price of 24 eldercare centers, and certain other healthcare businesses of Geriatric & Medical Companies, Inc. (the "GMC Transaction"), and to repay certain debt assumed as a result of the GMC Transaction and to repurchase Geriatric and Medical Companies, Inc. accounts receivable which were previously financed.

In June 1995, Genesis completed an offering of $120,000 of 9 3/4 % Senior Subordinated Notes due 2005. Interest is payable on the notes on June 15 and December 15 of each year. The notes are redeemable at the option of the Company in whole or in part, at any time, on or after June 15, 2000 at a redemption price initially equal to 104.05% of the principal amount and decreasing annually thereafter. The Company used the net proceeds from the notes offering to repay a portion of the Credit Facility.

Unsecured Senior Subordinated Notes include $1,590 of untendered 9 3/8% senior subordinated notes assumed by Genesis in connection with the Vitalink Transaction.

                     Notes Payable and Other Unsecured Debt

Notes payable and other unsecured debt principally consists of seller notes due to the previous owners of small businesses acquired.

The Company enters into interest rate swap agreements to manage interest costs and risks associated with changing interest rates. These agreements generally convert underlying variable-rate debt based on LIBO Rates into fixed-rate debt. At September 30, 2000 the Company has no interest rate swap agreements outstanding. At September 30, 1999, the notional principal amount of interest rate swap agreements totaled $1,100,000 with a net fixed notional amount of $370,000 whereby the Company made quarterly payments at a weighted average fixed rate of approximately 4.75% and received quarterly payments at floating rates based on three month LIBO Rate of approximately 5.51%. As a result of the non-payment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,331 obligation, which is classified as a liability subject to compromise. The interest rate swap termination charge is reflected in the consolidated statement of operations as debt restructuring and reorganization costs.

Interest of $4,402 in 2000, $4,784 in 1999 and $3,526 in 1998, was capitalized in connection with facility construction, systems development and renovations.

During fiscal 1999 and 1998 the Company recorded extraordinary losses, net of tax, of $2,100 and $1,924, respectively, related to the early retirement of debt. The Company is restricted from declaring any dividends on its Common Stock or authorizing any other distribution on account of ownership of its capital stock unless certain conditions are met.

(8)   Leases and Lease Commitments

The Company leases certain facilities and equipment under operating leases. Future minimum payments for the next five years under operating leases at September 30, 2000 were as follows:

                                                                        Minimum
 Year ending September 30,                                              Payment
 -------------------------------------------------------------------------------
 2001                                                                  $ 48,178
 2002                                                                    39,629
 2003                                                                    36,437
 2004                                                                    34,563
 2005                                                                  $ 27,811
 -------------------------------------------------------------------------------


Excluded from the future minimum lease payments above in the year 2001 is approximately $78,300 related to a residual value guarantee due under a lease financing facility. This off-balance sheet obligation is subject to compromise through the Chapter 11 cases.

The Company may assume or reject executory contracts, including lease agreements, under the Bankruptcy Code. The Company has rejected or expects to reject three eldercare center lease agreements since the Chapter 11 Cases were filed. The annual revenues, operating loss and lease costs of the properties underlying the rejected lease agreements are $11,275, $1,154 and $680, respectively.

On January 30, 1998, Genesis completed deleveraging transactions with ElderTrust, a newly formed Maryland healthcare real estate investment trust. Genesis, a co-registrant on the ElderTrust initial public offering, received approximately $78,000 in proceeds from the sale and leaseback of 13 properties to ElderTrust, including four properties it had purchased from Crozer-Keystone

Health System in anticipation of resale to ElderTrust. The sale of properties to ElderTrust resulted in a gain of approximately $12,000 which has been deferred and is being amortized over the ten-year term of the lease contracts with ElderTrust. In September 1998, the Company sold its leasehold rights and option to purchase seven eldercare facilities acquired in its November 1993 acquisition of Meridian Healthcare, Inc. to ElderTrust for $44,000, including $35,500 in cash and an $8,500 note. As part of the transaction, Genesis will continue to sublease the facilities for ten years with an option to extend the lease until 2018 at an initial annual lease obligation of approximately $10,000. The transaction resulted in a gain of approximately $43,700 which has been deferred and is being amortized over the ten-year lease term of the lease contracts with ElderTrust.

On January 31, 2001, subsequent to fiscal year end, the Company reached agreements to restructure its relationship with ElderTrust. The agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by Genesis and Multicare either directly or through joint ventures. Under its agreement, Genesis: assumed the ElderTrust leases subject to certain modifications, including a reduction in Genesis' annual lease expense of $745; extended the maturity and reduced the principal balances of loans for three assisted living properties by $8,500 by satisfaction of an ElderTrust obligation of like amount and acquired a building currently leased from ElderTrust, which is located on the campus of a Genesis skilled nursing facility, for $1,250. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19,500 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to Multicare under a new ten-year lease with annual rents of $792.

(9)   Patient Service Revenue

The distribution of net patient service revenue by class of payor for the years ended September 30, 2000, 1999 and 1998 was as follows:

Class of payor                     2000            1999           1998
--------------------------------------------------------------------------------
Private pay and other          $  965,702      $ 826,051      $ 581,128
Medicaid                        1,014,983        686,717        451,989
Medicare                          381,148        242,807        258,279
--------------------------------------------------------------------------------
                              $ 2,361,833     $1,755,575     $1,291,396
--------------------------------------------------------------------------------

The above revenue amounts are net of third-party contractual allowances of $496,792, $343,020 and $278,804 in 2000, 1999 and 1998, respectively.

(10)   Income Taxes

Total income tax benefit for the years ended September 30, 2000, 1999 and 1998 was as follows:

                                                                2000           1999           1998
-----------------------------------------------------------------------------------------------------------
Loss before equity in net loss / income of
  unconsolidated affiliates, minority interest,
  extraordinary items and cumulative effect of
  accounting change                                          $ (27,168)     $ (44,711)      $ (8,158)
Extraordinary items                                                  -         (1,276)        (1,106)
Cumulative effect of accounting change                          (5,988)             -              -
-----------------------------------------------------------------------------------------------------------
Total                                                        $ (33,156)     $ (45,987)      $ (9,264)
-----------------------------------------------------------------------------------------------------------

The components of the provision (benefit) for income taxes for the years ended September 30, 2000, 1999 and 1998 were as follows:


                                                                  2000            1999           1998
-----------------------------------------------------------------------------------------------------------
Current:
Federal                                                        $       -      $       -      $      -
State                                                                663            503             -
-----------------------------------------------------------------------------------------------------------
                                                               $     663      $     503      $      -
-----------------------------------------------------------------------------------------------------------
Deferred:
Federal                                                        $ (27,831)     $ (45,272)     $ (7,163)
State                                                                  -             58          (995)
-----------------------------------------------------------------------------------------------------------
                                                               $ (27,831)     $ (45,214)     $ (8,158)
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Total                                                          $ (27,168)     $ (44,711)     $ (8,158)
-----------------------------------------------------------------------------------------------------------


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income before income taxes, equity in net income (loss) of unconsolidated affiliates, minority interest, extraordinary items and cumulative effect of accounting change as a result of the following:


                                                                2000            1999            1998
-----------------------------------------------------------------------------------------------------------

Computed "expected" benefit                                 $  (345,678)     $ (47,232)      $ (10,838)
Increase (reduction) in income taxes resulting from:
   State and local income taxes, net of federal
       tax benefits                                                (431)          (365)           (463)
   Amortization of goodwill                                       9,545          3,481           3,840
   Targeted jobs tax credits                                     (1,389)        (1,146)         (1,073)
   Multicare joint-venture restructuring charge                 147,000              -               -
   Write-off of non deductible goodwill                          47,352              -               -
   Change in valuation allowance                                115,495              -               -
   Other, net                                                       938            551             376
-----------------------------------------------------------------------------------------------------------
Total income tax benefit                                     $  (27,168)     $ (44,711)       $ (8,158)
-----------------------------------------------------------------------------------------------------------


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are presented below:


                                                                                 2000                1999
--------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
Accrued compensation                                                          $    1,609           $     282
Accounts receivable                                                                    -                 744
Debt premium                                                                       1,999               2,144
Accrued liabilities and reserves                                                  60,247              35,873
Net operating loss carryforwards                                                 148,423              39,801
Other, net                                                                         8,558               2,325
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets                                                              220,836              81,169
--------------------------------------------------------------------------------------------------------------------
Valuation allowance                                                             (118,895)             (3,400)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                          101,941              77,769
--------------------------------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
Accounts receivable                                                               (4,442)                  -
Goodwill and other intangibles                                                   (31,321)            (29,455)
Depreciation                                                                    (110,300)            (53,583)
Accrued liabilities and reserves                                                  (9,960)             (8,558)
--------------------------------------------------------------------------------------------------------------------
Total deferred tax liability                                                    (156,023)            (91,596)
--------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                    $  (54,082)          $ (13,827)
--------------------------------------------------------------------------------------------------------------------


The deferred tax assets related to net operating loss carryforwards are available to reduce future income taxes payable, subject to applicable carryforward rules and limitations. The net operating loss carryforwards expire in years 2001 through 2019. As a result of the Company's Chapter 11 filings and uncertainties regarding it's ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a $118,895 valuation allowance against the balance of its deferred tax assets.

(11)  Notes Receivable and Other Investments

Notes receivable and other investments at September 30, 2000 and 1999 consist of the following:


                                                                                 2000                1999
--------------------------------------------------------------------------------------------------------------------
Mortgage notes and other notes receivable                                      $ 32,232           $ 33,063
Investments in revenue bonds                                                      7,012              7,012
--------------------------------------------------------------------------------------------------------------------
                                                                               $ 39,244           $ 40,075
--------------------------------------------------------------------------------------------------------------------

Mortgage notes and other notes receivable at September 30, 2000 bear interest at rates ranging from 7.25% to 10.0% and mature at various times ranging from 2001 to 2029. Approximately $21,132 of the mortgage notes and other notes are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and / or gross facility receipts, as defined.

The Company has agreed to provide third parties, including facilities under management contract, with $14,100 of working capital lines of credit. The unused portion of working capital lines of credit was $8,100 at September 30, 2000.

In December, 1997 the Board of Directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's senior executive employees are required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary.

Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock. As of September 30, 2000 and 1999, the Company had outstanding loans and accrued interest of approximately $3,200 and $3,000, respectively, to senior executive employees which are included in mortgage notes and other notes receivables. The note agreements were amended in fiscal 2000 to adjust the interest rate to 8% simple interest. Previously, the loans accrued interest based on the market rate at the date of the loan initiation.

Investments in revenue bonds bear interest at rates ranging from 7.25% to 10.45% and mature at various times between 2011 and 2029. The revenue bonds held consist of two series; one issued by a jointly-owned assisted living facility managed by Genesis and one issued by a skilled nursing facility owned by an independent third party and managed by Genesis.

(12)   Other Long-Term Assets

Other long-term assets at September 30, 2000 and 1999 consist of the following:


                                                                                 2000              1999
--------------------------------------------------------------------------------------------------------------------
Deferred financing fees, net                                                  $  38,462          $  29,066
Subordinated management fees due from Multicare                                       -             26,907
Cost report receivables                                                          36,784             26,939
Property deposits and funds held in escrow                                       15,227             11,907
Other, net                                                                       15,253             18,159
--------------------------------------------------------------------------------------------------------------------
                                                                              $ 105,726          $ 112,978
--------------------------------------------------------------------------------------------------------------------

(13)   Stock Option Plans

The Company has three stock option plans (the "Employee Plan", the "1998 Non-Qualified Employee Plan" and the "Directors Plan"). Under the Employee Plan, 6,750,000 shares of Common Stock were reserved for issuance to employees including officers and directors. Options granted in the Employee Plan prior to fiscal 1997 generally become exercisable over a five year period, while options granted subsequent to fiscal 1996 vest 25% in the year of the grant and 25% over each of the next three years. The options granted in the Employee Plan expire 10 to 13 years from the date of the grant. Under the 1998 Non-Qualified Employee Plan, 1,500,000 shares of Common Stock were reserved for issuance to non-officer employees. Options granted in the 1998 Non-Qualified Employee Plan vest 20% in the year of the grant and 20% over each of the next four years. The options granted in the 1998 Non-Qualified Employee Plan expire 10 years from the date of the grant. All options granted under the Employee Plan and the 1998 Non-Qualified Employee Plan have been at the fair market value of the Common Stock on the date of grant. Presented below is a summary of the Employee Plan and the 1998 Non-Qualified Employee Plan for the three years ended September 30, 2000.



                                                  Option Price                                                   Available for
                                                   Per Share               Outstanding        Exercisable            Grant
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                     $2.22 - $35.25             3,421,825          1,663,640             142,931
------------------------------------------------------------------------------------------------------------------------------------
Authorized                                                     -                     -                  -           1,750,000
Granted                                          $27.12 - $28.75             1,056,905                  -          (1,056,905)
Became Exercisable                                             -                     -            757,849                   -
Exercised                                         $5.33 - $32.88               (75,052)           (75,052)                  -
Canceled                                                       -              (249,190)                 -             249,190
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                     $2.22 - $35.25             4,154,488          2,346,437           1,085,216
------------------------------------------------------------------------------------------------------------------------------------
Authorized                                                     -                     -                  -           2,000,000
Granted                                           $3.13 - $11.19             2,252,100                  -          (2,252,100)
Became Exercisable                                             -                     -          1,545,389                   -
Exercised                                          $5.33 - $5.33                (2,100)            (2,100)                  -
Canceled                                                       -              (678,182)                 -             678,182
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                     $2.22 - $35.25             5,726,306          3,889,726           1,511,298
------------------------------------------------------------------------------------------------------------------------------------
Authorized                                                     -                     -                  -                   -
Granted                                            $2.00 - $2.81               720,000                  -            (720,000)
Became Exercisable                                             -                     -            199,782                   -
Exercised                                                      -                     -                  -                   -
Canceled                                                       -              (794,370)                 -             794,370
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                     $2.00 - $35.25             5,651,936          4,089,508           1,585,668
------------------------------------------------------------------------------------------------------------------------------------

In March 1992, the Company adopted, and in February 1993, the shareholders approved, the Directors Plan. Pursuant to the Directors Plan, options may be granted for an aggregate of 225,000 shares of Common Stock. In March 2000, the shareholders approved to increase the number of shares issuable under the Directors Plan by 1,650,000 shares to an aggregate of 1,875,000 shares. The Directors Plan terminates ten years after its approval by the shareholders. At September 30, 2000, there were 63,000 options outstanding and exercisable at grant prices ranging from $1.56 to $35.25.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of Statement 123, the Company's net loss would have been changed to the pro forma amounts indicated below:



                                                                  2000                1999
--------------------------------------------------------------------------------------------------
Net loss - as reported                                         $ (883,455)        $ (290,050)
Net loss - pro forma                                             (883,870)          (297,543)
Net loss per share - as reported (diluted)                         (18.77)             (8.17)
Net loss per share - pro forma (diluted)                        $  (18.78)         $   (8.39)
--------------------------------------------------------------------------------------------------

The fair value of stock options granted in 2000 and 1999 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2000 and 1999: dividend yield of 0% (2000 and 1999); expected volatility of 179.22% (2000) and 105.63% (1999); a risk-free return of 5.17%
(2000) and 6.36% (1999); and expected lives of approximately 6.6 years (2000) and 7.5 years (1999).

The following table summarizes information for stock options of the Employee Plan, the Directors Plan and the 1999 Non-Qualified Employee Plan outstanding at September 30, 2000:



                                                         Weighted
                                                          Average         Weighted                         Weighted
                                                         Remaining        Average                           Average
                                        Number          Contractual       Exercise        Number           Exercise
       Range of Exercise Price        Outstanding           Life           Price        Exercisable          Price
------------------------------------------------------------------------------------------------------------------------------------
           $ 0.00 - $ 3.52               667,500            9.10          $  2.03           28,700          $ 2.21
           $ 3.53 - $ 7.05             1,168,276            7.70             4.71          602,146            4.85
           $ 7.06 - $10.57               267,593            3.70             8.20          267,593            8.20
           $10.58 - $14.10             1,006,500            7.90            11.20          984,100           11.20
           $14.01 - $17.62               529,625            3.50            16.71          529,625           16.71
           $17.63 - $21.15               370,265            4.10            20.17          370,265           20.17
           $21.16 - $28.20               445,222            5.70            25.03          443,597           25.02
           $28.21 - $31.72             1,057,465            6.30            28.91          764,072           28.93
           $31.73 - $35.25               202,490            5.30            35.25          162,410           35.25
------------------------------------------------------------------------------------------------------------------------------------
                                       5,714,936            6.60          $ 15.09        4,152,508          $17.38
------------------------------------------------------------------------------------------------------------------------------------

During the first fiscal quarter of 2000, the Company recorded a non-cash pre tax charge of $7,720 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's worsening financial condition and other considerations, the Company determined not to proceed with the Redemption Program, and therefore the $7,720 charge recorded in the first quarter was reversed in the fourth quarter of 2000. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis Common Stock.

(14)  Retirement Plan

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

Under the profit sharing provisions of the Retirement Plan, the Company may make an additional employer contribution as determined by the Board of Directors each year. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. It is the Company's intent that employer contributions under the profit sharing provisions of the Retirement Plan are to be made only if there are sufficient profits to do so. Profit sharing contributions are allocated among the accounts of participants in the proportion that their annual compensation bears to the aggregate annual compensation of all participants. All employee contributions to the Retirement Plan are 100% vested. Company contributions are vested in accordance with a schedule that generally provides for vesting after five years of service with the Company (any non-vested amounts that are forfeited by participants are used to reduce the following year's contribution by the Company).

The Company recorded retirement plan expense for the 401(k) match and the discretionary contribution of approximately $7,138, $6,651 and $3,653 for the years ended September 30, 2000, 1999 and 1998, respectively. In 1999, the Company funded approximately $4,000 of its contribution to the Retirement Plan in the form of approximately 917,000 shares of newly issued Common Stock.

(15)  Commitments and Contingencies

The Company, prior to June 1, 2000, was primarily self-insured for workers' compensation. The Company elected to reinsure the first $500 per occurrence for workers' compensation claims, through its wholly owned captive insurance company, Liberty Health Corp., LTD., through September 30, 1999. Subsequent to June 1, 2000, the Company primarily purchased loss sensitive workers' compensation insurance policies from commercial insurers. The Company's maximum exposure is $500 per occurrence for workers' compensation. The Company offers its employees several different health insurance options, with the largest being self-insured programs. Losses are limited to $150 per claimant per year. The Company carries excess insurance with commercial carriers for losses above $500 per workers' compensation claim, and $150 per participant for health insurance. The provision for estimated workers' compensation and health insurance claims includes estimates of the ultimate costs for both reported claims and claims incurred but not reported. Genesis also requires that physicians practicing at its eldercare centers carry medical malpractice insurance to cover their individual practices.

The Company has guaranteed approximately $25,000 of indebtedness of others, including facilities under management contract. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments. In connection with the Chapter 11 proceedings, these commitments are subject to compromise.

NeighborCare purchases substantially all of its pharmaceuticals, approximately $556,000 annually, through Cardinal Health, Inc. under a five year supply contract which commenced in May of 1999. NeighborCare has other sources of supply available to it and has not experienced difficulty obtaining pharmaceuticals or other supplies used in the conduct of its business.

On May 7, 1999, Genesis Health Ventures, Inc. and Vitalink Pharmacy Services (d/b/a NeighborCare), a subsidiary of Genesis, filed multiple lawsuits requesting injunctive relief and compensatory damages against HCR Manor Care, Inc. ("HCR Manor Care"), two of its subsidiaries and two of its principals. The lawsuits arise from HCR Manor Care's threatened termination of long-term pharmacy services contracts effective June 1, 1999. Vitalink filed a complaint against HCR Manor Care and two of its subsidiaries in Baltimore City, Maryland circuit court (the "Maryland State Court Action"). Genesis filed a complaint against HCR Manor Care, a subsidiary, and two of its principals in federal district court in Delaware including, among other counts, securities fraud (the "Delaware Federal Action"). Vitalink has also instituted an arbitration action before the American Arbitration Association (the "Arbitration"). In these actions, Vitalink is seeking a declaration that it has a right to provide pharmacy, infusion therapy and related services to all of HCR Manor Care's facilities and a declaration that HCR Manor Care's threatened termination of the long-term pharmacy service contracts was unlawful. Genesis and Vitalink also seek over $100,000 in compensatory damages and enforcement of a 10-year non-competition clause.

Genesis acquired Vitalink from Manor Care in August 1998. In 1991, Vitalink and Manor Care had entered into long-term master pharmacy, infusion therapy and related agreements which gave Vitalink the right to provide pharmacy services to all facilities owned or licensed by Manor Care and its affiliates. On July 10, 1998, Manor Care advised Vitalink and Genesis that Manor Care would not provide notice of non-renewal of the master service agreements; accordingly the terms of the pharmacy service agreements were extended to September, 2004. Under the master service agreements, Genesis and Vitalink receive revenues at the rate of approximately $107,000 per year.

By agreement dated May 13, 1999, the parties agreed to consolidate the Maryland State Court Action relating to the master service agreements with the Arbitration matter. Accordingly, on May 25, 1999, the Maryland State Court Action was dismissed voluntarily. Until such time as a final decision is rendered in said Arbitration, or by the Bankruptcy Court, as appropriate, the parties have agreed to maintain the master service agreements in full force and effect.

HCR Manor Care and its subsidiaries have pleaded counterclaims in the Arbitration seeking damages for Vitalink's alleged overbilling for products and services provided to HCR Manor Care, a declaration that HCR Manor Care had the right to terminate the master service agreements, and a declaration that Vitalink does not have the right to provide pharmacy, infusion therapy and related services to facilities owned by HCR prior to its merger with Manor Care. According to an expert report submitted by HCR Manor Care on May 8, 2000, HCR Manor Care is seeking $17,800 in compensatory damages for alleged overbilling by Vitalink between September 1, 1998 and March 31, 2000.

On January 14, 2000, HCR Manor Care moved to dismiss Vitalink's claims in the Arbitration that it has a right to provide pharmacy and related services to the HCR Manor Care facilities not previously under the control of Manor Care. On May 17, 2000, the Arbitrator ordered the dismissal of Vitalink's claims seeking a declaratory judgment and injunctive relief for denial of Vitalink's right to service the additional HCR Manor Care facilities, but sustained Vitalink's claim seeking compensatory damages against HCR Manor Care for denial of that right.

Trial in the arbitration was originally scheduled to begin on June 12, 2000. On May 23, 2000, however, the Arbitrator postponed the trial indefinitely due to Vitalink's potential bankruptcy filing. In connection with this stay, the parties agreed that HCR Manor Care may pay, on an interim basis, NeighborCare 90 percent of the face amount of all invoices for pharmaceutical and infusion therapy goods and services that NeighborCare renders to respondents under the Master Service Agreements. The remaining 10 percent must be held in a segregated account by Manor Care. After Genesis and its affiliates, including Vitalink, filed voluntary petitions for restructuring under Chapter 11 of the Bankruptcy Code on June 22, 2000, the Arbitration was automatically stayed pursuant to 11 U.S.C. ss. 362(a).

On August 1, 2000, HCR Manor Care moved to lift the automatic stay and compel arbitration. On September 5, 2000, the Bankruptcy Court denied that motion, with leave to refile in 90 days. On December 8, 2000, Manor Care renewed its motion to lift the stay in the arbitration. On January 16, 2001, Genesis filed a motion to assume the master service agreements asserting that the determination of the Bankruptcy Court will supersede a significant number of issues in the Arbitration. The Bankruptcy Court has not yet ruled on these motions. As a result, the Arbitration remains stayed to date.

On June 29, 1999, defendants moved to dismiss or stay Genesis' securities fraud complaint filed in the Delaware Federal Action. On March 22, 2000, HCR Manor Care's motion was denied with respect to its motion to dismiss the complaint, but was granted to the extent that the action was stayed pending a decision in the Arbitration. Accordingly, Genesis still maintains the Delaware Federal Action. As a result of Genesis' Chapter 11 filing, this action is also automatically stayed pursuant to 11 U.S.C. ss. 362(a).

On July 26, 1999, NeighborCare, through its Maryland counsel, filed an additional complaint against Omnicare, Inc. ("Omnicare") and Heartland Healthcare Services (a joint venture between Omnicare and HCR Manor Care) seeking injunctive relief and compensatory and punitive damages. The complaint includes counts for tortuous interference with Vitalink's contractual rights under its exclusive long-term service contracts with HCR Manor Care. On November 12, 1999, in response to a motion filed by the defendants, that action was stayed pending a decision in the Arbitration.

On August 27, 1999, Manor Care Inc., a wholly owned subsidiary of HCR Manor Care Inc., filed a lawsuit against Genesis in federal district court in Delaware based upon Section 11 and Section 12 of the Securities Act. Manor Care Inc. alleges that in connection with the sale of the Genesis Series G Preferred Stock issued as part of the purchase price to acquire Vitalink, Genesis failed to disclose or made misrepresentations related to the effects of the conversion to the prospective payment system on Genesis' earnings, the restructuring of the Genesis ElderCare Corp. Joint Venture, the impact of the operations of Genesis' Multicare affiliate on Genesis' earnings, the status of Genesis' labor relations, Genesis' ability to declare dividends on the Series G Preferred Stock, the value of the conversion right attached to the Series G Preferred Stock, and information relating to the ratio of combined fixed charges and preference dividends to earnings. Manor Care, Inc. seeks, among other things, compensatory damages and rescission of the purchase of the Series G Preferred Stock.

On November 23, 1999, Genesis moved to dismiss this action on the ground, among others, that Manor Care's complaint failed to plead fraud with particularity. On September 29, 2000, the Court granted that motion in part and denied it in part. Specifically, the Court dismissed all of defendants' allegations except those concerning the Company's labor relations and the ratio of combined fixed charges and preference dividends to earnings.

On January 18, 2000, Genesis moved to consolidate this action with the action brought against HCR Manor Care in Delaware federal court. That motion has been fully submitted and is awaiting decision. As a result of Genesis' Chapter 11 filing, this action is also automatically stayed pursuant to 11 U.S.C. ss. 362(a).

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

Genesis is a party to other litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.

NeighborCare(R) pharmacy operations provide services to Mariner Post-Acute Network, Inc. and Mariner Health Group, Inc. (collectively, "Mariner") under certain service contracts. On January 18, 2000, Mariner filed voluntary petitions under Chapter 11 with the Bankruptcy Court. To date, the service contracts with Mariner have been honored; however, Mariner has certain rights under the protection of the Bankruptcy Court to reject these contracts, which represent six percent and two percent of the net revenues of NeighborCare(R) and Genesis, respectively. Genesis participates as a member of the official Mariner unsecured creditors committee.

(16)   Loss on Impairment of Assets and Other Charges

The Company recorded in operating expenses impairment of assets and other charges during the twelve months ended September 30, 2000, 1999 and 1998 of $865,425, $167,070, and $115,505, respectively.

Fiscal 2000:

During fiscal 2000, the Company recorded charges in connection with the Multicare joint venture restructuring, the impairment of long-lived assets and other impairments and charges, debt restructuring, and reorganization costs and a loss on the sale of 14 eldercare centers located in the state of Ohio. The following table and discussion provides additional information on these charges.

------------------------------------------------------------------------------------------------------------------------------------
Multicare joint-venture restructuring                                                                               $ 420,000
------------------------------------------------------------------------------------------------------------------------------------

Impairment of long-lived assets                                                                                     $ 234,009
Exit costs and write-off of unrecoverable assets of six eldercare centers closed or leases
   terminated                                                                                                          28,363
Investments in information system development abandoned in fiscal 2000                                                 19,200
Uncollectible trade and notes receivable due to customer bankruptcy or other
   liquidity issues                                                                                                    41,955
Other charges, including third party appeal issues and other cost settlement balances deemed
   uncollectible and insurance related adjustments                                                                     51,181
------------------------------------------------------------------------------------------------------------------------------------
Total asset impairments and other charges (included in other operating expenses)                                    $ 374,708
------------------------------------------------------------------------------------------------------------------------------------

Professional bank and other costs in connection with the Company's amended senior
   bank credit facility and the filings under Chapter 11                                                             $ 29,935
Interest rate swap termination charge                                                                                  28,331
Employee benefit related costs                                                                                          4,529
------------------------------------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                                                                    $ 62,795
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Loss on sale of 14 eldercare centers located in the state of Ohio                                                    $  7,922
------------------------------------------------------------------------------------------------------------------------------------

                      Multicare joint-venture restructuring

In connection with the restructuring transaction in the first fiscal quarter of 2000, we recorded a non-cash charge of approximately $420,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon our assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

                       Asset impairments and other charges

During the fourth quarter of fiscal 2000, in connection with the Company's budget preparations for the forthcoming year, management reviewed the current and projected undiscounted cash flows of our eldercare centers and our NeighborCare Pharmacy businesses. This review indicated that the assets of certain eldercare centers were impaired. The fair market value of businesses deemed potentially impaired were then estimated and compared to the carrying values of the long-lived assets. Any excess long-lived asset carrying value over the estimated fair value was written-off. Fair value was estimated using a per bed value determined by Company management. The total loss for SFAS 121 impairments of $234,009 is associated with 49 eldercare centers. No impairment charge was assessed on the long-lived assets of the NeighborCare Pharmacy businesses. The impairment charge recorded resulted in the write-off of $185,037 of goodwill and $34,578 of property, plant and equipment.

During fiscal 2000, we closed or are in the process of closing or terminating the leases of six underperforming eldercare centers with 842 combined beds. As a result, a charge of $28,363 was recorded to account for certain impaired and abandoned assets of these eldercare centers as well as the estimated future cost of maintaining owned properties that were closed.

As a result of the Company's Chapter 11 bankruptcy filing and curtailment in funding availability, we assessed the recoverability of our investment in certain information systems developed internally for the operating needs of our institutional pharmacy and infusion therapy businesses. Our assessment determined that $19,200 of the carrying value of our investment in these systems was unrecoverable through estimated future product sales to third parties and future operating efficiencies.

During fiscal 2000, we performed periodic assessments of the collectibility of amounts due from certain current and former customers in light of the adverse impact of PPS on their liquidity and profitability. In certain cases, customers have filed for protection under Chapter 11 of the Bankruptcy Code. As a result of our assessment, the carrying value of notes receivable, advances and trade receivables due from these customers was written down $41,955.

In the fourth quarter of fiscal 2000, we performed an assessment of the collectibility of certain aged amounts due from third party payors and concluded that approximately $12,451 was unrecoverable . In addition, as a result of adverse claims development we reevaluated the levels of reserves established for certain self insured and other programs, including workers' compensation and general liability insurance, resulting in a charge of approximately $35,235.

                   Debt Restructuring and Reorganization Costs

During the third fiscal quarter of 2000, we began discussions with our lenders under the Genesis and Multicare Credit Facilities to revise our capital structure. During the discussion period, which continued into the third fiscal quarter, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis and Multicare senior subordinated debt agreements. On June 22, 2000 Genesis and Multicare filed for voluntary relief under Chapter 11 of the Bankruptcy Court. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, we incurred legal, bank, accounting and other costs of approximately $29,935. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,331 obligation. In addition, as a result of our restructuring and Chapter 11 cases we incurred costs of $4,529 for certain salary and benefit related costs, principally for a court approved special recognition program.

During the first fiscal quarter of 2000, the Company recorded a non-cash pre tax charge of $7,720 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's worsening financial condition and other considerations, the Company determined not to proceed with the Redemption Program, and therefore the $7,720 charge recorded in the first quarter was subsequently reversed. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis Common Stock.

                           Loss on Sale of Ohio Assets

In the third fiscal quarter, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922.

Fiscal 1999:

After performing an evaluation in fiscal 1999 like the one described in the "Fiscal 2000" section of this footnote, the Company concluded that the carrying value of certain eldercare centers, including goodwill and property, plant and equipment, exceeded their fair value by approximately $9,000 before tax.

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

Exit costs and write-off of unrecoverable assets of one owned eldercare center to be sold, and six leased eldercare centers closed or no longer under lease
   and an investment in a respiratory services company                                                $ 24,100
Investments in information systems abandoned                                                            13,000
Exit costs and write-down of the remaining assets of the transportation business                        12,700
Impairment of long-lived assets of six eldercare centers under SFAS 121                                  9,000
Unrecoverable development project costs                                                                  5,600
Cost to exit a capitation contract                                                                       5,000
-------------------------------------------------------------------------------------------------------------------------
   Subtotal - terminated operations, discontinued businesses and asset impairments                      69,400
-------------------------------------------------------------------------------------------------------------------------
Uncollectible trade receivables due to customer bankruptcy or other
   liquidity issues                                                                                     17,800
Third party appeal issues deemed uncollectible                                                          17,100
Costs to restructure the Multicare joint venture and amend the Company's senior bank credit
   facility                                                                                             11,000
Other charges, including severance costs                                                                13,870
-------------------------------------------------------------------------------------------------------------------------
   Subtotal - Uncollectible accounts, restructuring and other -                                         59,770
-------------------------------------------------------------------------------------------------------------------------
Notes receivable, advances, trade receivables and third party settlement receivables,
  due from or to businesses formerly owned or managed deemed uncollectible                              37,900
-------------------------------------------------------------------------------------------------------------------------
Total (included in other operating expenses)                                                         $ 167,070
-------------------------------------------------------------------------------------------------------------------------

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

(17)   Fair Value of Financial Instruments

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

The fair value of interest rate swap agreements is the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates. The estimated amount the Company would pay to terminate its interest rate swap agreements outstanding at September 30, 1999 is approximately $26,830. The Company had no outstanding interest rate swap agreements outstanding at September 30, 2000.

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

The fair value of the Company's fixed rate and floating rate long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As a result of the Chapter 11 cases, fair value of long-term debt can not be determined. At September 30, 2000, nearly all of the Company's long-term debt is classified as liabilities subject to compromise. At September 30, 1999, the carrying value of fixed rate debt of $486,691 had a market value of $198,706. At September 30, 1999, the carrying value of floating rate debt of $1,034,945 had a market value of $751,883.

(18)   Segment Information

The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) Pharmacy and medical supplies services and (2) Inpatient services.

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 61 institutional pharmacies (one is jointly-owned) and 23 medical supply and home medical equipment distribution centers (four are jointly-owned) located in its various market areas. In addition, the Company operates 32 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 2000 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company, including the jointly owned Multicare centers.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at its 198 owned and leased eldercare centers, including the jointly-owned Multicare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

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


------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                           Pharmacy and
                                                              Medical
                                                              Supply          Inpatient
                                                             Services          Services          Other             Total
------------------------------------------------------------------------------------------------------------------------------------
Revenue from external customers                               $ 952,350       $ 1,320,151      $ 161,357         $ 2,433,858
Revenue from intersegment customers                              99,928                 -        185,886             285,814
Operating income (1)                                             93,709           143,465          (746)             236,428
Total assets                                                  1,041,757         1,739,658        346,484           3,127,899

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        1999
------------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers                                 927,334           704,105        234,987           1,866,426
Revenue from intersegment customers                              60,502                 -         79,843             140,345
Operating income (1)                                            119,282           104,305         29,362             252,949
Total assets                                                  1,072,099           767,748        590,067           2,429,914

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        1998
------------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers                                 424,778           741,383        239,144           1,405,305
Revenue from intersegment customers                              47,708                 -         87,336             135,044
Operating income (1)                                             51,441           152,483         46,271             250,195
Total assets                                                $ 1,066,126         $ 846,692      $ 714,550         $ 2,627,368
------------------------------------------------------------------------------------------------------------------------------------

(1) Operating income is defined as income before interest, income taxes, depreciation, amortization, rent and nonrecurring items. The Company's segment information does not include an allocation of overhead costs, which are between 3% - 4% of consolidated net revenues.

(19)  Comprehensive Loss

The following table sets forth the computation of comprehensive loss for the years ended September 30, 2000, 1999 and 1998:

                                                                                2000               1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Net loss attributed to common shareholders                                    $ (883,455)       $ (290,050)       $ (24,245)
Unrealized (loss) gain on marketable securities                                   (1,361)           (1,112)             684
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                      $ (884,816)       $ (291,162)       $ (23,561)
------------------------------------------------------------------------------------------------------------------------------------

Accumulated other comprehensive loss, which is composed of net unrealized gains and losses on marketable securities, was $(1,789) and $(428) at September 30, 2000 and 1999, respectively.

(20)     Condensed Financial Information of Parent Company

The Company's consolidated balance sheet as of September 30, 2000, and the related statement of operations, shareholders' deficit and cash flows for the year ended September 30, 2000 include the consolidated financial statements of Multicare and Liberty Health Corp. LTD. ("Liberty").

Genesis, Multicare and their respective subsidiaries and affiliates are borrowers under separate senior credit agreements (See Note 7 - Long-Term Debt). Also, Genesis and Multicare are involved in separate bankruptcy proceedings (See
Note 2 - Voluntary Petitions for Relief Under Chapter 11 of the United States Bankruptcy Code). As a result of certain restrictions placed on Multicare and Genesis by their respective senior credit agreements and the automatic stay provision imposed by the Bankruptcy Court, Genesis and Multicare are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Liberty is a wholly owned captive insurance subsidiary incorporated under the laws of Bermuda that provides reinsurance for the Company and for third parties. Liberty holds certain marketable securities and other assets that are restricted by statutory capital requirements in Bermuda. In addition, certain marketable securities are pledged as security for letters of credit issued by Liberty. As a result of such restrictions and encumbrances, Genesis and Liberty are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

The following condensed balance sheet information as of September 30, 2000 and the related condensed information regarding operations and cash flows for the year ended September 30, 2000 exclude the consolidated financial information of Multicare and Liberty Health.


----------------------------------------------------------------------------------------------------------
Condensed balance sheet:
Current assets                                                                        $  502,143
Total assets                                                                           2,150,945
Current liabilities                                                                      235,756
Liabilities subject to compromise                                                      1,665,921
Long-term debt                                                                               201
Shareholders' deficit                                                                 $ (251,737)
----------------------------------------------------------------------------------------------------------
Condensed statement of operations:
Net revenues                                                                          $1,922,558
Loss before income taxes, equity in net loss of unconsolidated
   affiliates, minority interest and cumulative effect of accounting change             (736,703)
Net loss attributed to common shareholders                                            $ (883,282)
----------------------------------------------------------------------------------------------------------
Condensed statement of cash flows:
Cash used in operating activities                                                     $ (125,863)
Cash used in investing activities                                                        (66,342)
Cash provided by financing activities                                                    184,136
Net decrease in cash and equivalents                                                  $   (8,069)
-----------------------------------------------------------------------------------------------------------

The condensed balance sheet information includes $91,553 of trade receivables and a deferred management fee due to Genesis from Multicare. As a result of Multicare's separate Chapter 11 filings, as well as certain risks and uncertainties regarding Muliticare's ability to continue as a going concern, the net realizable value of such receivables is unknown. Genesis has not recorded an allowance for doubtful accounts on these amounts due since Multicare and Genesis are consolidated for financial reporting purposes, and these amounts are eliminated in consolidation.

(21)   Redeemable Preferred Stock

In connection with the November 1999 restructuring of the Multicare joint-venture, Genesis issued to Cypress, TPG and Nazem 24,369 shares of Genesis Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred") and 17,631 shares of Genesis Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock (the "Series I Preferred").

The Series H Preferred are convertible into 27,850,286 shares of Common Stock and have an initial dividend of 5.00%, which increases 0.05% beginning in November of 2005 and an additional 0.05% each anniversary date thereafter through 2011, to a maximum dividend of 8.5%. The Series H Preferred, which have certain voting rights, rank senior to all classes of Genesis Common Stock and on a parity with the Genesis Series I Preferred. The Series H Preferred have a mandatory redemption in November of 2011 equal to the face value of the Series H Preferred plus accrued and unpaid dividends. The face value of the Series H Preferred plus accrued and unpaid dividends at September 30, 2000 is $256,948, which is subject to compromise as a result of the Company's Chapter 11 Cases.

The Series I Preferred are convertible into 20,149,410 shares of non-voting common stock and have an initial dividend of 5.00%, which increases 0.05% beginning in November of 2005 and an additional 0.05% each anniversary date thereafter through 2011, to a maximum dividend of 8.5%. The Series I Preferred, which have no voting rights, rank senior to all classes of Genesis Common Stock and on a parity with the Genesis Series H Preferred. The Series I Preferred have a mandatory redemption in November of 2011 equal to the face value of the Series I Preferred plus accrued and unpaid dividends. The face value of the Series I Preferred plus accrued and unpaid dividends at September 30, 2000 is $185,872, which is subject to compromise as a result of the Company's Chapter 11 Cases.

(22)   Quarterly Financial Data (Unaudited)

The Company's unaudited quarterly financial information is as follows:


                                                                                                 Diluted
                                                      Earnings (Loss)                        Earnings (Loss)
                                                           Before                               Per Share
                                                       Extraordinary                              Before
                                                          Item and                            Extraordinary
                                                     Cumulative Effect                          Item and
                                                       of Accounting                           Cumulative          Diluted
                                                      Change and After                          Effect of          Earnings
                                      Total Net          Preferred           Net Income         Accounting        (Loss) Per
                                       Revenues          Dividends             (Loss)             Change             Share
------------------------------------------------------------------------------------------------------------------------------------
Quarter ended:
December 31, 1999                     $ 586,884         $ (439,770)          $(450,182)         $ (10.37)          $(10.62)
March 31, 2000                          604,843            (54,932)            (54,932)            (1.13)            (1.13)
June 30, 2000                           615,851            (60,937)            (60,937)            (1.25)            (1.25)
September 30, 2000                      626,280           (317,404)           (317,404)            (6.53)            (6.53)
------------------------------------------------------------------------------------------------------------------------------------

Quarter ended:
December 31, 1998                       479,204              6,476               4,677              0.18              0.13
March 31, 1999                          464,619            (11,258)            (11,559)            (0.32)            (0.33)
June 30, 1999                           465,088             (5,858)             (5,858)            (0.17)            (0.17)
September 30, 1999                    $ 457,515         $ (277,310)          $(277,310)           $(7.67)          $ (7.67)
------------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share was calculated for each three month and the twelve-month period on a stand-alone basis. As a result, the sum of the earnings
(loss) per share for the four quarters does not equal the loss per share for the twelve months. The first, second, third and fourth quarters of 2000 include non-cash before tax impairment and other charges of approximately $427,720, $36,393, $44,124 and $357,188, respectively. The second and fourth quarters of 1999 include non-cash after tax impairment and other charges of approximately $7,654 and $262,755, respectively, including approximately $103,339 representing Genesis' 43.6% share of certain impairment and other charges recorded by Multicare. See Note (16) - Loss on Impairment of Assets and Other Charges.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to non-employee directors of the Company.



     Name                      Age                   Committees of the board of directors
     ----                      ---                   ------------------------------------

Jack R. Anderson                75             Executive Committee
Joseph R. Buckley               53
James G. Coulter                39             Executive Committee
Dr. Philip P. Gerbino           53             Audit Committee
Samuel H. Howard                61             Audit Committee and Stock Option and Compensation Committees
Roger C. Lipitz                 58             Executive Committee and Audit Committee
John C. McMeekin                66
James L. Singleton              45             Compensation Committee and Proxy Committee
James B. Williams               44             Litigation Committee


Jack R. Anderson has served as a director of Genesis since November 1998. Since 1982, Mr. Anderson has been President of Calver Corporation, a Dallas based health care consulting and investing firm. From September 1981 until May 1982, Mr. Anderson served as President of Manor Care, Inc. From 1970 until 1981, Mr. Anderson served as President and later as Chairman of Hospital Affiliates International, Inc., ("HAI") a hospital management company in Nashville. Mr. Anderson is a member of the board of directors of Horizon Health Corporation and PacifiCare Health Systems, Inc.

Joseph R. Buckley has served as a director of Genesis since November 2000. From 1979 through 1998, Mr. Buckley was employed in senior management positions for Manor Care, Inc., including President and CEO of Manor Care Realty, Inc. Currently, Mr. Buckley is the non-executive Chairman of the Board of Chesapeake Healthcare, a start-up company funded by the Bainum Family and Baron Asset Management. The Company develops and operates specialized Assisted Living Facilities for persons with Alzheimer's disease and related conditions. From 1995 to 1998, Mr. Buckley served as a member of the Board, and subsequently Chairman of the Board, of In Home Health, Inc., which has revenues of $80 million and is located in Minneapolis, MN. From 1995 to 1998, Mr. Buckley served as a member of the Board of Vitalink Pharmacy Services, Inc. Vitalink was the second largest independent institutional pharmacy services company in the U.S. Vitalink was acquired by Genesis Health Ventures in August, 1998.

James G. Coulter is one of the three founding partners of TPG. TPG, based in San Francisco, and Fort Worth, Texas is a private equity investment fund managing in excess of $7.0 billion. TPG is the lead equity investor in more than 20 companies including Beringer Wine Estates; Del Monte Foods; Oxford Health Plans, Inc.; Paradyne Networks, Inc.; America West Airlines; Zilog, Inc.; Ducati Motorcycles; S.P.A.; and J. Crew Group, Inc.; ON Semiconductors; Zhone Communications; Bally, and Globespan Semiconductors. In addition, TPG serves as a control shareholder of Newbridge Latin America and Newbridge Asia, regional private equity funds managing in excess of $800 million. Mr. Coulter was also a founding partner of Colony Investors, a $2.5 billion real estate investment fund. Mr. Coulter is a 1982 Phi Beta Kappa, summa cum laude graduate of Dartmouth College and a member of the class of 1986 Stanford Graduate School of

Business. Prior to co-founding the Texas Pacific Group in 1992, he worked as a vice president of Keystone, Inc., and as an analyst for Lehman Brothers Kuhn Loeb. Mr. Coulter serves on the boards of directors of Beringer Wine Estates; Northwest Airlines; Oxford Health Plans, Inc.; Globespan, Inc.; ZhoneCommunications; and J. Crew Group, Inc. He also serves on the boards of the San Francisco Zoological Society and the Bay Area Discovery Museum.

Dr. Philip P. Gerbino is president of the University of Sciences in Philadelphia, which includes the Philadelphia College of Pharmacy. He has been part of the faculty and administration of the Philadelphia College of Pharmacy and Sciences for over 25 years. Prior to being named president on January 1, 1995, he served as dean of the School of Pharmacy and vice president for academic affairs.

Samuel H. Howard has served as a director of Genesis since March 1988. He is the founder and chairman of Xantus Corporation and the founder and President of Phoenix Communications Group, Inc. and Phoenix Holdings, Inc. all of which are based in Tennessee. Mr. Howard's past corporate and operations experience in the healthcare industry include having served as the Senior Vice President of Public Affairs for Hospital Corporation of America from August 1981 to January 1990, Vice President and Treasurer for HAI, and Vice President of Finance and Business for Meharry Medical College. In addition, Mr. Howard was a financial analyst for General Electric Company and a White House Fellow with U.S. Ambassador Arthur Goldberg. Mr. Howard is a member of the board of directors of O'Charley's Inc.

Roger C. Lipitz has served as a director of Genesis since March 1994. From January 1994 until January 1996, Mr. Lipitz served on a consulting basis as Director of Government Relations of Genesis. From 1969 until its acquisition by Genesis in 1993, Mr. Lipitz served as Chairman of the Board of Meridian Healthcare, Inc., a Maryland based long-term care company which operated over 5,000 beds and related businesses. Mr. Lipitz is a past president of the American Health Care Association, Health Facilities Association of Maryland and the National Council of Health Care Services. Mr. Lipitz is a member of the board of directors of Blue Cross and Blue Shield of Maryland.

John C. McMeekin retired as Chief Executive Officer of Crozer-Keystone Health System in January 2001. Before joining Crozer-Chester Medical Center in 1983, Mr. McMeekin was a senior officer of Philadelphia Blue Cross and began his health career at Pennsylvania Hospital in 1965. He is a past Chairman of the Hospital & HealthSystem Association of Pennsylvania and Chairman of their holding company, Health Alliance of Pennsylvania. In addition, he served on the Board of VHA, the Board and Executive Committee of the American Hospital Association and chaired the AHA Regional Policy Group II. He also served on the Executive Committee and Board of the Greater Philadelphia Chamber of Commerce and was a trustee of Elwyn Institute. For twelve years Mr. McMeekin served as Public Governor on the Board of the Philadelphia Stock Exchange. He is a graduate of Penn State University and holds a Masters degree from the Wharton School of the University of Pennsylvania. Following his retirement from Crozer-Keystone Health System, Mr. McMeekin assumed the management responsibility as President & CEO for developing the University Technology Park in Chester, Pennsylvania, a joint venture between Widener University and Crozer-Keystone Health System.. He also serves on the board of Philadelphia International Medicine. Mr. McMeekin continues to serve on the board of the Health Alliance of Pennsylvania as past chairman and on the board of the American Lung Association.

James L. Singleton is Vice Chairman and a founding partner of The Cypress Group L.L.C. Cypress, a firm specializing in management led leveraged buyouts and strategic joint ventures, was formed in 1994 and currently manages private equity commitments of $3.5 billion. Before founding Cypress, Mr. Singleton was a Managing Director of Lehman Brothers Inc. where he was a senior member of that firm's Merchant Banking Group. From 1989 to 1994, that Group managed a private equity fund with $1.25 billion in capital commitments. Mr. Singleton was also a member of Lehman's Investment Committee, which reviewed and approved all capital investments for that firm. Mr. Singleton began his investment banking career in 1983 when he joined Lehman Brothers Kuhn Loeb. In his merchant banking activities, Mr. Singleton has participated in 21 investments with transaction value of approximately $15 billion. He serves and has served on the Boards of numerous public and private companies, including Infinity Broadcasting, Evergreen Media, Wometco and Georgia Cable, Cinemark USA, Williams Scotsman, WESCO International, Club Corporation of America and Danka Business Systems. Mr. Singleton is also a Trustee of The Nightingale-Bamford School and a member of the Special Projects Committee of The Society of Memorial Sloan-Kettering Cancer Center. Mr. Singleton graduated from Yale College and completed his M.B.A. at the University of Chicago's Graduate School of Business.

James B. Williams is a partner in Texas Pacific Group and currently serves as Chairman and acting CEO of Vivra, Inc. (since 1999). Mr. Williams formerly with Kaiser Permanente (1994-1998), an integrated healthcare organization as:
President-Kaiser Group Health, President Kaiser Permanente International, and national Senior Vice President-Operations and Strategic Development. Mr. Williams previously was Managing Director of Hay Group serving as Worldwide Director-Health Industry consulting, Director-Strategic Management and other roles (1980-1994). He currently serves as Director of: Magellan Health Services; Vivra, Inc.; and American Brass and Iron; and as advisory Board member of Compaq Computer Corporation and Catholic Healthcare West. Mr. Williams formerly served on Board of Community Health Plan (New York) and several Boards associated with Kaiser Permanente.

The following table sets forth certain information with respect to the executive officers of the Company.


      Name                           Age                   Position
      ----                           ---                   ---------
Michael R. Walker                     52        Chairman and Chief Executive Officer
Richard R. Howard                     51        Vice Chairman and Director
David C. Barr                         50        Vice Chairman
George V. Hager, Jr.                  45        Executive Vice President and Chief Financial Officer
Barbara J. Hauswald                   41        Senior Vice President and Treasurer
James V. McKeon                       36        Senior Vice President and Corporate Controller
Richard Pell, Jr.                     52        Senior Vice President, Administration and Chief Compliance Officer
Marc D. Rubinger                      51        Senior Vice President and Chief Information Officer
James W. Tabak                        41        Senior Vice President, Human Resources
James J. Wankmiller, Esquire          46        Senior Vice President, General Counsel and Corporate Secretary


Michael R. Walker founded Genesis and has served as chairman and chief executive officer of the company since its inception. Mr. Walker is also founder and chairman of the board of trustees of ElderTrust, a healthcare real estate investment trust. In addition to his responsibilities with Genesis and ElderTrust, Mr. Walker leads the Alliance for Quality Nursing Home Care, ("The Alliance") a national coalition of the nation's top 12 long term care providers. Since 1999, The Alliance has lobbied for and gained nearly $5 billion in additional Medicare funding for long term care providers. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration degree from Franklin and Marshall College.

Richard R. Howard has served as a Genesis director since the company was founded. As Vice Chairman, Mr. Howard oversees Genesis ElderCare's five regional operations plus clinical practice, real estate and property management. Prior to becoming Vice Chairman in 1998, Mr. Howard served as President and as President and Chief Operating Officer. He joined Genesis in 1985 as Vice President of Development. Mr. Howard's experience also includes over ten years in the banking industry. He is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

David C. Barr is Vice Chairman of Genesis Health Services which includes the company's pharmacy, medical supply, rehabilitation therapy, hospitality, group purchasing, consulting and diagnostic services. Prior to becoming Vice Chairman in 1998, he served as Executive Vice President and as Chief Operating Officer. Before joining Genesis, Mr. Barr was a principal of a private consulting firm, Kane Maiwurm Barr, Inc., which provided management consulting services to small and medium-sized firms. Mr. Barr's experience also includes over 10 years with a service conglomerate and in the corporate banking industry. Mr. Barr graduated in 1972 from the University of Miami with a Bachelor of Science degree in Accounting.

George V. Hager, Jr. serves as Executive Vice President and Chief Financial Officer and is responsible for corporate finance, treasury, information services, reimbursement and risk management. Mr. Hager joined Genesis in 1992 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in 1994. Mr. Hager has over 20 years experience in the healthcare industry including leading KPMG LLP's healthcare practice in Philadelphia. He holds a Bachelor of Arts degree in Economics from Dickinson College and a Master of Business Administration degree from Rutgers Graduate School of Management. Mr. Hager is a certified public accountant and a member of both the AICPA and PICPA.

Barbara J. Hauswald has served as Senior Vice President and Treasurer since April, 2000, and joined us as Vice President and Treasurer in April, 1998. Prior to joining Genesis, Ms. Hauswald served as First Vice President in the Health Care Banking Department of Mellon Bank N.A. Ms. Hauswald has over 16 years of commercial banking experience. She received a Bachelor of Science degree in Commerce in 1981 from the University of Virginia.

James V. McKeon has served as Senior Vice President and Corporate Controller of Genesis since April, 2000. Mr. McKeon joined us in June 1994 as Director of Financial Reporting and Investor Relations and served as Vice President of Finance and Investor Relations from November 1995 to April 1997. From April 1997 to April, 2000, Mr. McKeon served as the Vice President and Corporate Controller. From September 1986 until June 1994, Mr. McKeon was employed by KPMG LLP, most recently as Senior Manager. He received a Bachelor of Science degree in Accountancy from Villanova University in 1986. Mr. McKeon is a certified public accountant and a member of the AICPA and PICPA.

Richard Pell, Jr. has served as Senior Vice President-Administration and Chief Compliance Officer of Genesis since April 1998. Mr. Pell oversees the following areas: Human Resources, Law, Government Relations, Public Relations, and Corporate Communications. Prior to joining Genesis, Mr. Pell was the Director of the Veterans Affairs Medical Center in Martinsburg, West Virginia and Chief of Staff for the Department of Veterans Affairs for the previous nine years. He received a Bachelor of Science Degree in Economics from the University of Pennsylvania in 1970 and a Masters Degree in Health Care Administration from the Mt. Sinai School of Medicine, City University of New York in 1975.

Marc D. Rubinger has served as Senior Vice President and Chief Information Officer since April 1997. From November 1995 to April 1997, Mr. Rubinger served as Vice President and Chief Information Officer. Prior to joining Genesis, Mr. Rubinger was General Manager-Decision Support Systems for Shared Medical Systems. From 1975 through 1986, Mr. Rubinger was with Ernst & Young in their national healthcare consulting practice, most recently as a partner. He received a Bachelor's degree in Bioscience from Binghamton University in 1971 and a Masters of Health Administration and Planning from The George Washington University in 1973.

James W. Tabak has served as Senior Vice President, Human Resources since April, 2000. Mr. Tabak joined us in January, 1992 as Associate General Counsel and served as Vice President of Human Resources from May 1993 to April 2000. From February 1990 to January 1992, Mr. Tabak was employed by The Mutual Benefit Life Insurance Company as Associate Counsel. He received a Bachelor of Science degree in Political Science from The University of Pennsylvania and his Juris Doctorate degree from The Boston University School of Law. Mr. Tabak is licensed to practice law in the states of Pennsylvania, New York and New Jersey.

James J. Wankmiller, Esquire has served as Senior Vice President, General Counsel and Corporate Secretary since April 2000. Mr. Wankmiller joined Genesis in October 1996 as Vice President, General Counsel. Prior to joining Genesis, he was Vice President of Law and Corporate Secretary for Geriatric & Medical

Companies, Inc. Mr. Wankmiller received his Bachelor of Science degree, from St. Joseph's University in 1976 and his Juris Doctorate degree from Villanova University School of Law in 1980. He is a member of the National Health Lawyers Association, the Pennsylvania Society of Healthcare Attorneys, the Pennsylvania Bar Association's In House Counsel and Health Care Law Committees, and the American Corporate Counsel Association - Delaware Valley Chapter. He also serves on the Legal Subcommittee of the American Health Care Association and the Legal Task Force of the Pennsylvania Health Care Association.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires Genesis' directors and executive officers and persons who own more than 10% of a registered class of Genesis' equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Genesis. Officers, directors and greater than 10% shareholders are required by the Commission regulation to furnish Genesis with copies of all Section 16(a) forms they file.

To Genesis' knowledge, based solely on review of the copies of such reports submitted to Genesis with respect to the fiscal year ended September 30, 2000, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that Wallace E. Boston, James G. Coulter, Philip P. Gerbino, Richard Pell, Jr., Steven J. Powers, James L. Singleton, James J. Wankmiller, James B. Williams, and Marilyn G. Wood each filed a late report on Form 3, and Jack R. Anderson, Stephen E. Luongo, and James V. McKeon each filed a late report on Form 4.

ITEM 11: EXECUTIVE COMPENSATION


                                                                                 Long Term             All Other
                                                 Annual Compensation            Compensation       Compensation(1)(6)
                                                 -------------------            ------------       ------------------

     Name and Position                  Fiscal        Salary                       Option
      with the Company                   Year        (2)(4)(5)        Bonus       Awards(3)
     -----------------                  ------       ---------        -----       ---------
Michael R. Walker                        2000         $721,154         $  -               -           $   4,525
  Chairman and Chief                     1999          650,000            -         300,000              18,377
  Executive Officer                      1998          626,931            -               -              18,705
------------------------------------------------------------------------------------------------------------------------------------
Richard R. Howard                        2000         $505,824         $  -               -           $   3,400
  Vice Chairman and Director             1999          454,715            -         200,000              13,752
                                         1998          376,924            -               -              13,698
------------------------------------------------------------------------------------------------------------------------------------
David C. Barr                            2000         $502,139         $  -               -           $   2,875
  Vice Chairman                          1999          489,446            -         200,000              11,837
                                         1998          311,539            -               -              12,222
------------------------------------------------------------------------------------------------------------------------------------
George V. Hager, Jr.                     2000         $356,637         $  -               -           $   2,275
  Executive Vice President               1999          325,093            -          75,000               7,888
  And Chief Financial Officer            1998          287,616            -               -               8,245
------------------------------------------------------------------------------------------------------------------------------------
Maryann Timon
  Former Senior Vice                     2000         $152,749         $  -               -           $ 308,575
  President - Internet                   1999          232,306            -               -               6,279
  Strategies                             1998          192,920            -               -               3,636

------------------------------------------------------------------------------------------------------------------------------------

(1) Represents Genesis' matching contribution under the 401 (k) Retirement Plan and Execuflex Plan, except otherwise noted.
(2) Includes compensation deferred under the 401(k) Retirement Plan, Execuflex Plan and other arrangements with Genesis; does not include other payments made by Genesis under the 401(k) Retirement Plan, Execuflex Plan and other arrangements with Genesis.
(3) Does not include stock options Messrs. Walker, Howard, Barr and Hager forfeited.
(4) The 1999 annual salary compensation for Messrs. Howard and Barr were restated by $54,714 and $93,015, respectively as a result of an increase in compensation retroactive to April 11, 1999. These retroactive adjustments were deferred by Messrs. Howard and Barr under the Genesis Health Ventures, Inc. Deferred Compensation Plan.
(5) The 2000 annual salary of Messrs. Howard, Barr and Hager include $91,439, $155,446 and $50,291, respectively of compensation deferred under the Genesis Health Ventures, Inc. Deferred Compensation Plan.
(6) Ms. Timon's employment ended May 31, 2000. Accordingly, Ms. Timon's annual salary is for a partial year of service. Ms. Timon's other compensation includes $307,000 of severance compensation.

Employment Agreements

Genesis entered into employment agreements, effective August 12, 1998, with Michael R. Walker as its Chairman and Chief Executive Officer, Richard R. Howard and David C. Barr as its Vice Chairmen and George V. Hager, Jr., as its Executive Vice President and Chief Financial Officer. The agreement with Mr. Walker currently expires on August 12, 2003; the agreements with Messrs. Howard, Barr and Hager each currently expire on August 12, 2001. Unless notice of non-renewal is given by two-thirds of the entire board of directors, the current term of Mr. Walker's agreement shall automatically extend an additional year beginning on the anniversary thereof in 2001, the agreements for Messrs. Barr, Howard and Hager extended an additional year beginning on the anniversary thereof in 1999. The annual base salaries of Messrs. Walker, Howard, Barr and Hager currently are $750,000, $500,000, $500,000 and $350,000, respectively, and are reviewable by Genesis' board of directors at least annually. The agreements may be terminated by Genesis at any time for Cause (as defined) upon the vote of not less than two-thirds of the entire membership of Genesis' board of directors. Each Genesis executive may terminate his employment agreement upon notice to Genesis of the occurrence of certain events, including an election by Genesis not to renew the term of the agreement, as described above. In the event that Genesis terminates the Genesis Executive's employment agreement without Cause, or the Genesis Executive terminates his employment agreement as described in the preceding sentence, Mr. Walker is entitled to severance compensation equal to the greater of the remainder of the term of the agreement or three years average base salary plus the value of stock options (using Black-Scholes valuation method) granted during such period and Messrs. Walker, Howard, Barr and Hager are entitled to severance compensation equal to three years base salary plus the value of stock options (using a Black-Scholes valuation method) and cash bonus granted during such period. In each case, the value of such stock options and cash bonus may not exceed 100% of such base salary. Messrs. Barr and Howard are entitled to certain insurance benefits. If a Genesis Executive becomes disabled, he will continue to receive all of his compensation and benefits so long as such period of disability does not exceed 12 consecutive months or shorter periods aggregating 12 months in any 24 month period. Each employment agreement also contains provisions that are intended to limit the Genesis Executive from competing with Genesis throughout the term of the agreement and for a period of two years thereafter. In addition, under the Senior Executive Employee Stock Ownership Program, Genesis may make loans to the Genesis Executives to maintain a predetermined stock ownership position in Genesis.

Stock Option Plans

Set forth below is a summary of certain significant provisions of the Genesis Amended and Restated Employee Stock Option Plan (the "Employee Stock Option Plan").

General

Pursuant to the Employee Stock Option Plan, stock options may be granted which are intended to qualify as incentive stock options ("Incentive Options") under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as stock options not intended to so qualify ("Non-Qualified Options"). The primary purpose of the Employee Stock Option Plan is to provide additional incentive to key employees and officers of Genesis by encouraging them to invest in the Common Stock and thereby acquire a proprietary interest in Genesis and an increased personal interest in Genesis' continued success and progress.

Eligibility and Administration

All officers and key employees of, and consultants and advisors to, Genesis or any current or future subsidiary (currently approximately 1,500 people) are eligible to receive options under the Employee Stock Option Plan. The Employee Stock Option Plan is administered by the Stock Option Committee. Subject to the provisions of the Employee Stock Option Plan, the Stock Option Committee determines, among other things, which officers, key employees, consultants and advisors of Genesis and any subsidiary will be granted options under the Employee Stock Option Plan, whether options granted will be Incentive Options or Non-Qualified Options, the number of shares subject to an option, the time at which an option is granted, the rate of option exercisability, the duration of an option and the exercise price of an option. The Stock Option Committee has the exclusive right to adopt or rescind rules for the administration of the Employee Stock Option Plan, correct defects and omissions in, reconcile inconsistencies in, and construe the Employee Stock Option Plan. The Stock Option Committee also has the right to modify, suspend or terminate the Employee Stock Option Plan, subject to certain conditions.

Number of Shares Adjustment

The aggregate number of shares which may be issued upon the exercise of options granted under the Employee Stock Option Plan will equal 6,750,000 shares of Common Stock. The aggregate number and kind of shares issuable under the Employee Stock Option Plan is subject to appropriate adjustment to reflect changes in the capitalization of Genesis, such as by stock dividend, stock split or other circumstances deemed by the Stock Option Committee to be similar. Any shares of Common Stock subject to options that terminate unexercised will be available for future options granted under the Employee Stock Option Plan provided that shares subject to options surrendered under the stock redemption program will not be eligible for reissuance. The maximum number of shares for which options may be granted to any participant in any year is 750,000 shares of Common Stock, subject to certain adjustments in the event of any change in the outstanding shares of the Common Stock of Genesis.

Exercise Price and Terms

The exercise price for Incentive Options granted under the Employee Stock Option Plan must be equal to at least 100% of the fair market value of Common Stock as of the date of the grant of the option, except that the option exercise price of Incentive Options granted to an individual owning shares of Genesis possessing more than 10% of the total combined voting power of all classes of stock of Genesis must not be less than 110% of the fair market value as of the date of the grant of the option. The option price for Non-Qualified Options must equal at least 100% of the fair market value of the Common Stock on the date of the grant.

Unless terminated earlier by the option's terms, Non-Qualified Options and Incentive Options granted under the Employee Stock Option Plan will expire ten years after the date they are granted, except that if Incentive Options are granted to an individual owning shares of Genesis possessing more than 10% of the total combined voting power of all classes of stock of Genesis on the date of the grant, such options will expire five years after the date they are granted.

Payment of the option price on exercise of Incentive Options and Non-Qualified Options may be made in cash, shares of Common Stock or a combination of both. Under the terms of the Employee Stock Option Plan, the Stock Option Committee could interpret the provision of the plan which allows payment of the option price in shares of Common Stock to permit the "pyramiding" of shares in successive, simultaneous exercises. As a result, an optionee could initially exercise an option in part, acquiring a small number of shares of Common Stock and immediately thereafter effect further exercises of the option, using the shares of Common Stock acquired upon earlier exercises to pay for an increasingly greater number of shares received on each successive exercise. This procedure could permit an optionee to pay the option price by using a single share of Common Stock or a small number of shares of Common Stock and to acquire a number of shares of Common Stock having an aggregate fair market value equal to the excess of (a) the fair market value of all shares to which the option relates over (b) the aggregate exercise price under the option.

Termination of Service, Death and Disability

All unexercised options will terminate three months following the date an optionee ceases to be employed by Genesis or any subsidiary of Genesis, other than by reason of disability or death (but in no event later than the expiration date). An optionee who ceases to be an employee because of a disability must exercise the option within one year after he ceases to be an employee (but in no event later than the expiration date). The heirs or personal representative of a deceased optionee who could have exercised an option while alive may exercise such option within one-year following the optionee's death (but in no event later than the expiration date).

Assignment of Options

 In January 1999, Genesis' Stock Option Committee and board of directors amended the Employee Stock Option Plan to permit the transfer of Non-Qualified Stock Options to certain family members and to trusts and partnerships established for the benefit of certain family members. Prior to such amendment, the Employee Stock Option Plan provided that options granted under the plan could not be transferred except by the laws of descent and distribution in the event of death.

Federal Income Tax Consequences

                             Non Qualified Options.

Generally, there will be no federal income tax consequences to either the optionee or Genesis on the grant of a Non-Qualified Option. On the exercise of a Non-Qualified Option, the optionee has taxable ordinary income equal to the excess of the fair market value of the shares acquired on the exercise date over the option price of the shares. Genesis will be entitled to a federal income tax deduction in an amount equal to such excess, provided that Genesis (i) complies with applicable reporting rules and (ii) either the deduction limitation imposed by Section 162(m) of the Code is not exceeded or the Non-Qualified Options are excepted from the limitation imposed by Section 162(m) by reason of qualifying under the performance based compensation exception contained in Section 162(m). See "Section 162(m)" below.

Upon the sale of stock acquired by exercise of a Non-Qualified Option, optionees will realize long-term or short-term capital gain or loss depending upon their holding period for such stock. Capital losses for individuals are deductible only to the extent of capital gains for the taxable year plus $3,000.

An optionee who surrenders shares in payment of the exercise price of a Non-Qualified Option will not recognize gain or loss with respect to the shares so delivered unless such shares were acquired pursuant to the exercise of an Incentive Stock Option and the delivery of such shares is a disqualifying disposition. See "Incentive Stock Options" below. The optionee will recognize ordinary income on the exercise of the Non-Qualified Option as described above. Of the shares received in such an exchange, that number of shares equal to the number of shares surrendered will have the same tax basis and capital gains holding period as the shares surrendered. The balance of the shares received will have a tax basis equal to their fair market value on the date of exercise and the capital gains holding period will begin on the date of exercise.

In the event of a permitted transfer by gift of a Non-Qualified Option, the transferor will remain taxable on the ordinary income realized as and when such Non-Qualified Option is exercised by the transferee. All other tax consequences described above will be applicable to the transferee of the Non-Qualified Option. A permitted transfer by gift of a Non-Qualified Option may result in federal transfer taxes to the transferor at such time as the option is transferred, as well as such later time or times as the Non-Qualified Option vests, if not fully vested on the date of the initial transfer.

                            Incentive Stock Options.

Generally, under the Code, an optionee will not realize taxable income by reason of the grant or the exercise of an Incentive Option (see, however, the discussion of alternative minimum tax below). If an optionee exercises an Incentive Option and does not dispose of the shares until the later of (i) two years from the date the option was granted and (ii) one year from the date of exercise, the entire gain, if any, realized upon disposition of such shares will be taxable to the optionee as long-term capital gain, and Genesis will not be entitled to any deduction. If an optionee disposes of the shares within the period of two years from the date of grant or one year from the date of exercise (a "disqualifying disposition"), the optionee generally will realize ordinary income in the year of disposition and Genesis will receive a corresponding deduction, in an amount equal to the excess of (1) the lesser of (a) the amount, if any, realized on the disposition and (b) the fair market value of the shares on the date the option was exercised over (2) the option price, provided that the deduction limit of Section 162(m) is not exceeded or the Incentive Option qualifies for the performance-based compensation exception provided for in
Section 162(m). See "Section 162(m)"below. Any additional gain realized on the disposition will be long-term or short-term capital gain and any loss will be long-term or short-term capital loss. The optionee will be considered to have disposed of a share if he sells, exchanges, makes a gift of or transfers legal title to the share (except transfers, among others, by pledge, on death or to spouses). If the disposition is by sale or exchange, the optionee's tax basis will equal the amount paid for the share plus any ordinary income realized as a result of the disqualifying disposition.

The exercise of an Incentive Option may subject the optionee to the alternative minimum tax. The amount by which the fair market value of the shares purchased at the time of the exercise exceeds the option exercise price is an adjustment for purposes of computing the alternative minimum tax. In the event of a disqualifying disposition of the shares in the same taxable year as exercise of the Incentive Option, no adjustment is then required for purposes of the alternative minimum tax, but regular income tax, as described above, may result from such disqualifying disposition.

An optionee who surrenders shares as payment of the exercise price of his Incentive Option generally will not recognize gain or loss on his surrender of such shares. The surrender of shares previously acquired upon exercise of an Incentive Option in payment of the exercise price of another Incentive Option, is, however, a "disposition" of such shares. If the incentive stock option holding period requirements described above have not been satisfied with respect to such shares, such disposition will be a disqualifying disposition that may cause the optionee to recognize ordinary income as discussed above.

Under the Code, all of the shares received by an optionee upon exercise of an Incentive Option by surrendering shares will be subject to the incentive stock option holding period requirements. Of those shares, a number of shares (the "Exchange Shares") equal to the number of shares surrendered by the optionee will have the same tax basis for capital gains purposes (increased by any ordinary income recognized as a result of any disqualifying disposition of the surrendered shares if they were incentive stock option shares) and the same capital gains holding period as the shares surrendered. For purposes of determining ordinary income upon a subsequent disqualifying disposition of the Exchange Shares, the amount paid for such shares will be deemed to be the fair market value of the shares surrendered. The balance of the shares received by the optionee will have a tax basis (and a deemed purchase price) of zero and a capital gains holding period beginning on the date of exercise. The Incentive Stock Option holding period for all shares will be the same as if the option had been exercised for cash.

                                 Section 162(m).

Generally, Section 162(m) denies a deduction to any publicly held corporation, such as Genesis, for certain compensation exceeding $1,000,000 paid to the chief executive officer and the other four highest paid executive officers during any taxable year. Although ordinary income that is realized upon the exercise of a Non-Qualified Option or the disqualifying disposition of shares acquired pursuant to the exercise of an Incentive Option is potentially subject to the limitation imposed under Section162(m), Genesis believes that Section 162(m) will have no application to stock options to be granted by reason of the amendment to increase the number of stock options which may be granted under the Employee Stock Option Plan, and will have limited applicability to stock options heretofore granted under the Employee Stock Option Plan, either because such stock options were grand fathered from the application of Section 162(m) by certain transition rules, or will qualify for the performance based compensation exception to Section 162(m).

Set forth below is a summary of certain significant provisions of the Genesis Non-Employee Director Stock Option Plan.

General

At the 2000 annual meeting the shareholders approved amendments to the Genesis Non-Employee Director Stock Option Plan ("Director Plan") that (a) increased the number of shares issuable under the Director Plan by 1,650,000 shares to an aggregate of 1,875,000 shares, and (b) increased the number of shares to be granted annually to each non-employee director from 4,500 to 15,000 per year.

In March 1992, Genesis adopted, and in February 1993, the shareholders approved, the Director Plan. The purpose of the Director Plan is to attract and retain certain non-employee directors and to provide additional incentive to them by encouraging them to invest in the Common Stock and acquire an increased personal interest in Genesis' business. Payment of the exercise price for options granted under the Director Plan may be made in cash, shares of Common Stock or a combination of both. All options granted pursuant to the Director Plan are immediately exercisable and, except as indicated below, may not be exercised more than ten years from the date of grant. Options granted under the Director Plan are not incentive stock options under Section 422 of the Code. The Director Plan is administered by the board of directors of Genesis, including non-employee directors, who may modify, amend, suspend or terminate the Director Plan, other than the number of shares with respect to which options are to be granted, the option exercise price, the class of persons eligible to participate, or options previously granted. At each annual meeting, each individual who is elected, re-elected or continues as a non-employee director automatically is granted an option to purchase shares of Common Stock at the then fair market value of the Common Stock.

Eligibility and Administration

Each person who is not an employee of Genesis, or any Genesis subsidiary corporation, who is elected or re-elected as a director of Genesis at any annual or special meeting of shareholders of Genesis, or continues as a director of Genesis as of the date of the annual or special meeting of shareholders of Genesis at which directors of Genesis are elected or re-elected, as of the date of such election or re-election, automatically is granted an option to purchase the designated amount of shares of Genesis' Common Stock. The action of the shareholders in electing or re-electing a non-employee director constitutes the granting of the option and the date when shareholders take such action is the date of the granting of the option, regardless of when the option is actually delivered to the non-employee director.

The Director Plan is administered by Genesis' board of directors, including non-employee directors. The board of directors has the exclusive right to adopt such rules for the administration of the Director Plan, construe the Director Plan and options issued pursuant to it, correct defects and omissions and reconcile inconsistencies in the Director Plan to the extent necessary to effectuate the Director Plan and the options issued pursuant to it, and such actions are final, binding and conclusive upon all parties concerned. A majority of members of the board constitutes a quorum for all purposes and the vote or written consent of a majority of the members of the board on a particular matter constitutes the act of the board on such matter. No member of the board of directors of Genesis is liable for any act or omission (whether or not negligent) taken or omitted in good faith, or for the exercise of any authority or discretion granted in connection with the Director Plan to the board of directors or for the acts or omissions of any other members of the board of directors. If the board of directors voluntarily submits a proposed modification, amendment, suspension or termination of the Director Plan for shareholder approval, such submission will not require any future modifications, amendments (whether or not relating to the same provision or subject matter), suspensions or terminations to be similarly submitted for shareholder approval, unless otherwise required by law.

Number of Shares and Adjustment

Currently, 1,770,000 shares are available for issuance.

Exercise Price and Terms

Options granted pursuant to the Director Plan may be exercised in whole or in part from time to time, for up to the total whole number of shares then subject to the option minus the number of shares previously purchased by the exercise of the option.

The exercise price for options granted under the Director Plan will be equal to the fair market value of Common Stock as of the date of the grant of the option. The fair market value of Common Stock on any particular date shall mean the last reported sale price of a share of Common Stock on any stock exchange on which such stock is then listed or admitted to trading on the New York Stock Exchange on such date, or if no sale took place on such day, the last such date on which a sale took place, or if the Common Stock is not then quoted on the New York Stock Exchange or listed or admitted to trading on any stock exchange, the average of the bid and asked prices in the over-the-counter market on such date, or if none of the foregoing, a price determined by the board of directors.

Options granted under the Director Plan are exercisable immediately and, unless terminated earlier by the Director Plan's terms, expire ten years after the date they are granted.

Payment of the option price on exercise of options may be made in cash, certificates representing Common Stock which will be valued by the Secretary of Genesis at the fair market value of a share of Common Stock on the last trading day immediately preceding delivery of the certificate to Genesis or a combination of both. Under the terms of the Director Plan, the provision of the plan which allows payment of the option price in shares of Common Stock of Genesis could be interpreted by the board of directors to permit the "pyramiding" of shares in successive exercises. As a result, an optionee could initially exercise an option in part, acquiring a small number of shares of Common Stock and immediately thereafter effect further exercises of the option, using the shares of Common Stock acquired upon earlier exercises to pay for an increasingly greater number of shares received on each successive exercise. This procedure could permit an optionee to pay the option price by using a single share of Common Stock or a small number of shares of Common Stock, and immediately thereafter effect further exercises of the option using the Common Stock acquired upon earlier exercises to pay for an increasingly greater number of shares received on each successive exercise. This procedure could permit an optionee to pay the option price by using a single share of stock or a small number of shares of Common Stock and to acquire a number of shares of Common Stock having an aggregate fair market value equal to the excess of (a) the fair market value (as determined above) of all shares to which the option relates over (b) the aggregate exercise price under the option.

United States Federal Income Tax Information

Options granted under the Director Plan are not incentive stock options under
Section 422 of the Internal Revenue Code ("Non-Qualified Options"). Generally, there will be no federal income tax consequences to either the optionee or Genesis on the grant of a Non-Qualified Option. On the exercise of a Non-Qualified Option, the optionee has taxable ordinary income equal to the excess of the fair market value of the shares acquired on the exercise date over the option price of the shares. Genesis will be entitled to a federal income tax deduction in an amount equal to such excess. Upon the sale of stock acquired by exercise of a Non-Qualified Option, optionees will realize long-term or short-term capital gain or loss depending upon their holding period for such stock. Capital losses for individuals are deductible only to the extent of capital gains for the year plus $3,000. An optionee who surrenders shares in payment of the exercise price of a Non-Qualified Option will not recognize gain or loss with respect to the shares so delivered unless such shares were acquired pursuant to the exercise of an Incentive Stock Option and the delivery of such shares is a disqualifying disposition. The optionee will recognize ordinary income on the exercise of the Non-Qualified Option as described above. Of the shares received in such an exchange, that number of shares equal to the number of shares surrendered will have the same tax basis and capital gains holding period as the shares surrendered. The balance of the shares received will have a tax basis equal to their fair market value on the date of exercise and the capital gains holding period will begin on the date of exercise. In the event of a permitted transfer by gift of a Non-Qualified Option, the transferor will remain taxable on the ordinary income realized as and when such Non-Qualified Option is exercised by the transferee. All other tax consequences described above will be applicable to the transferee of the Non-Qualified Option. A permitted transfer by gift of a Non-Qualified Option may result in federal transfer taxes to the transferor at such time as the option is transferred, as well as such later time or times as the Non-Qualified Option vests, if not fully vested on the date of the initial transfer.

Set forth below is a summary of certain significant provisions of the 1998 Non-Qualified Employee Stock Option Plan.

On November 11, 1998, Genesis adopted the 1998 Non-Qualified Employee Stock Option Plan (the "Non-Officer Stock Option Plan") which authorizes the issuance of up to 2,000,000 shares of Genesis' Common Stock. Genesis uses the Non-Officer Stock Option Plan as a long-term incentive plan for non-officer employees of Genesis. The objectives of the Non-Officer Stock Option Plan are to align the long-term interests of employees and shareholders by creating a direct link between compensation and shareholder return, and to enable employees to develop and maintain a significant long-term equity interest in Genesis. The provisions of the Non-Office Stock Option Plan are similiar to those of the Employee Stock Option Plan previously described.

Options Grants

No options were granted by the Company during the fiscal year ended September 30, 2000 to any of the five most highly compensated active executive officers of Genesis.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth certain information concerning the shares acquired upon exercise of options, the number of unexercised options and the value of unexercised options at the end of fiscal 2000 held by the Chief Executive Officer and each of the four other most highly compensated executive officers of Genesis:

                                                                   Number of             Value of Unexercised
                                                                  Unexercised                 In-the-Money
                                     Shares                    Options at Fiscal           Options at Fiscal
                                    Acquired                       Year-End                    Year-End
                                       on          Value         Exercisable/               Exercisable/
   Name                             Exercise      Realized       Unexercisable             Unexercisable(1)
   ----                             --------      --------     -----------------          --------------------
Michael R. Walker                      -             -             667,501 / 0                  $0 / $0
Richard R. Howard                      -             -             336,750 / 0                   0 / 0
David C. Barr                          -             -             352,770 / 0                   0 / 0
George V. Hager, Jr.                   -             -             147,500 / 0                   0 / 0
Maryann Timon (1)                      -             -                   0 / 0                   0 / 0


(1) Ms. Timon's employment ended May 31, 2000.

Executive Deferred Compensation Plans

Effective April 1, 2000 the Company adopted the Genesis Health Ventures, Inc. Deferred Compensation Plan (the "Deferred Comp. Plan") for a select group of management and / or highly compensated employees which allows them to defer receipt of compensation and supplement retirement savings under the Genesis Health Ventures, Inc. Retirement Plan. Participant balances in the Deferred Comp. Plan earn interest at the rate of 12.5% annually, compounded monthly. Benefit withdrawals are made following retirement, termination of employment, disability or death. Upon termination of employment by a participant, the Company may deduct any amount owed by the participant to the Company. Messrs. Walker, Howard, Barr, Hager and Rubinger are participants of the Deferred Comp. Plan.

Special Recognition Program

On September 5, 2000, the Company obtained Bankruptcy Court approval for a Special Recognition Program (the "SRP"). The SRP was established to enhance the Company's ability to reward and retain certain key employees during the reorganization.

Cash payments under the SRP are to be paid out over four payments on the participant's first pay day following September 30, 2000, December 31, 2000, May 31, 2001 and on the date the Company emerges from bankruptcy. The Company estimates the maximum aggregate cost of the cash payments under the SRP to be approximately $11,500,000.

Messrs. Walker, Howard, Barr and Hager are not participants of the SRP.

Other Employment Agreements

On September 5, 2000, the Company obtained Bankruptcy Court approval to affirm employment agreements with certain officers of the Company.

The Company estimates the maximum potential cost of assuming the employment agreements is approximately $8,400,000, representing the maximum aggregate cost of severance payments due should such officers' employment be terminated for reasons that would entitle them to receive severance.

Retirement Plan

On January 1, 1989, the Company adopted an employee Retirement Plan which consists of a 401(k) component and a profit sharing component. The Retirement Plan, which is intended to be qualified under Sections 401(a) and (k) of the Code, is a cash deferred profit-sharing plan covering all of the employees of the Company (other than certain employees covered by a collective bargaining agreement) who have completed at least 1,000 hours of service and twelve months of employment. Effective January 1, 2000, under the 401(k) component, each eligible employee may elect to contribute a portion of his current compensation up to the lesser of $10,500 (or the maximum then permitted by the Code) or 15% (or for highly compensated employees, 4%) of such employee's annual compensation. The Company may make a matching contribution in cash, Company Stock or other property as determined by the Board of Directors each year. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. An employee's eligibility for a matching contribution is contingent upon his employment on the last day of the calendar year. The Company match since January, 1995 has been based on years of service. An employee who has completed six years of service is matched of $0.75 per $1.00 of contribution up to 4% of his salary. Therefore, if this employee contributes 4% or more of his salary, the Company contributes 3% of his salary. If the employee contributes less than 4%, the Company contributes $0.75 per $1.00 of contribution. If an employee has not completed six years of service, he is matched $0.50 per $1.00 of contribution up to 2% of his salary. Therefore, if this employee contributes 2% or more of his salary, the Company contributes 1% of his salary. If the employee contributes less than 2%, the Company contributes $0.50 per $1.00 of contribution. Highly Compensated Employees (as such term is defined in the Code) regardless of their years of service, are not eligible for a Company matching contribution under the Plan. Under the profit sharing provisions of the Retirement Plan, the Company may make an additional employer contribution in cash, Company stock or other property as determined by the Board of Directors each year. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. Profit sharing contributions are allocated among the accounts of participants in the proportion that their annual compensation bears to the aggregate annual compensation of all participants. An employee's eligibility for profit sharing contribution is contingent upon a service requirement of a minimum of 1,000 hours and employment on the last day of the calendar year. All employee contributions to the Retirement Plan are 100% vested. The Company's contributions are vested in accordance with a schedule that generally provides for vesting after five years of service with the Company (any non-vested amounts that are forfeited by participants are used to reduce the following year's contribution by the Company). Distribution of benefits normally will commence upon the participant's reaching age 65 (or, if earlier, upon the participant's death, disability, or termination of employment). Payment of Retirement Plan benefits will generally be made in a lump sum unless an alternative equivalent form of benefit is elected. Certain special rules apply to the distribution of benefits to participants for whom the Retirement Plan has accepted a transfer of assets from another tax-qualified pension plan.

Execuflex Plan

In November 1991, Genesis adopted the Execuflex Plan. All Genesis employees who are Highly Compensated, as such term is defined in the Code, are entitled to participate in the Execuflex Plan. Pursuant to the terms of the Execuflex Plan, an eligible employee may authorize Genesis to reduce his base compensation or bonuses and credit such amounts to a retirement account, education account or fixed period account. The Genesis match since March 1, 1997 has been based on years of service. Effective January 1, 2000, if an employee has completed more than six years of service, he is matched $0.75 per $1.00 of contribution up to 4% of his salary. If the employee contributes 4% or more of his salary, Genesis contributes 3% of his salary. If the employee contributes less than 4%, Genesis contributes $0.75 per $1.00 of contribution. If an employee has six years of service or less, he is matched $0.50 per $1.00 of contribution up to 2% of his salary. Therefore, if this employee contributes 2% or more of his salary, Genesis contributes 1% of his salary. If the employee contributes less than 2%, Genesis contributes $0.50 per $1.00 of contribution. Benefits derived from matching contributions made by Genesis are forfeited if a member of the Execuflex Plan separates from Genesis's employ prior to completing five years of employment with Genesis. In April 2000, the Execuflex Plan was liquidated and all eligible participant balances were distributed.

Senior Executive Stock Ownership Program and Executive Loans

In December, 1997 the Board of Directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's senior executive employees are required to own shares of the Company's Common Stock having a market value based upon a multiple of the executive's salary. Each executive is required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company may lend funds to one or more of the senior executive employees for his or her purchase of the Company's Common Stock. As of September 30, 2000 the Company had outstanding loans and accrued interest of approximately $3,200,000 from senior executives. The note agreements were amended in fiscal 2000 to adjust the interest rate to 8% simple interest. Previously, the loans accrued interest based on the market rate at the date of the loan initiation.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth at December 31, 2000, certain information with respect to the beneficial ownership of Common Stock (I) by each person who is known by Genesis to be the beneficial owner of more than five percent of the Common Stock, (ii) by each director, (iii) by each of Genesis' five most highly compensated executive officers and (iv) by all directors and executive officers as a group.


------------------------------------------------------------------------------------------------------------
                                                                       Shares of Common       Percent of
                                                                     Stock Beneficially         Common
                                                                         Owned(1)             Stock Owned
------------------------------------------------------------------------------------------------------------
The Cypress Group L.L.C. (2)
  65 East 55th Street
  19th Floor
  New York, NY 10022                                                     21,175,714              33.3%
------------------------------------------------------------------------------------------------------------
TPG Partners II, L.P. (3)
  201 Main Street
  Suite 2420
  Fort Worth, TX 76102                                                   20,478,605              32.6%
------------------------------------------------------------------------------------------------------------
HCR Manor Care, Inc. (4)
  One Seagate
  Toledo, OH 43604-2616                                                   7,879,570              13.9%
------------------------------------------------------------------------------------------------------------
Putnam Investments (5)
  One Post Office Square
  Boston, MA 02109                                                        3,289,151               6.8%
------------------------------------------------------------------------------------------------------------
Jack R. Anderson (6)                                                          9,000                  *
------------------------------------------------------------------------------------------------------------
Joseph R. Buckley                                                                 -                  -
------------------------------------------------------------------------------------------------------------
James G. Coulter (7)                                                     20,483,105              32.6%
------------------------------------------------------------------------------------------------------------
Philip P. Gerbino (8)                                                         7,710                  *
------------------------------------------------------------------------------------------------------------
Richard R. Howard (9)                                                       426,700                  *
------------------------------------------------------------------------------------------------------------
Samuel H. Howard (10)                                                        27,000                  *
------------------------------------------------------------------------------------------------------------
John C. McMeekin                                                                  -                  -
------------------------------------------------------------------------------------------------------------
Roger C. Lipitz (11)                                                         28,000                  *
------------------------------------------------------------------------------------------------------------
James L. Singleton (12)                                                  21,186,339              33.3%
------------------------------------------------------------------------------------------------------------
Michael R. Walker (13)                                                    1,095,401               2.2%
------------------------------------------------------------------------------------------------------------
James B. Williams (14)                                                   20,478,605              32.6%
------------------------------------------------------------------------------------------------------------
David C. Barr (15)                                                          352,770                  *
------------------------------------------------------------------------------------------------------------
George V. Hager, Jr. (16)                                                   179,353                  *
------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (26 persons)             44,348,099              56.5%
------------------------------------------------------------------------------------------------------------

* - Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "Commission") and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after December 31, 2000. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Consist of (a) 5,942,063 shares of Common Stock, 950,730 shares of which may be acquired upon the exercise of warrants and 11,585 shares of Series H Preferred Stock which are convertible into 13,240,000 shares of Common Stock, beneficially owned by Cypress Merchant Banking Partners L.P. and (b) 307,937 shares of Common Stock, 49,270 shares of which may be acquired upon the exercise of warrants and 600 shares of Series H Preferred Stock which are convertible into 685,714 shares of Common Stock, beneficially owned by Cypress Offshore Partners L.P., The Cypress Group L.L.C., as well as Cypress Associates L.P., James A. Stern, Jeffery P. Hughes, James L. Singleton and David P. Spalding, may be deemed to beneficially own these shares. However, all of these persons disclaim beneficial ownership. Does not include 8,851 shares of Series I Preferred Stock convertible to 10,115,429 shares of non-voting Common Stock beneficially owned by the Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P.
(3) Consists of (a) 6,250,000 shares of Common Stock, 1,000,000 shares of Common Stock which may be converted upon the exercise of warrants and (b) 11,575 shares of Series H Preferred Stock which are convertible into 13,228,604 shares of Common Stock. These shares are beneficially owned by TPG Partners II, L.P. and the following affiliates: TPG Parallel, L.P., TPG Investors II, L.P. and TPG MC Coinvestment, L.P. However, all of these groups disclaim beneficial ownership. Does not include 8,375 shares of Series I Preferred Stock convertible into 9,571,429 shares of non-voting common stock beneficially owned by TPG Investors II L.P., TPG Parallel II L.P., TPG MC Coinvestment L.P. and TPG Partners II L.P.
(4) Consists of 586,240 shares of Series G Preferred Stock which are convertible into 7,879,550 shares of Common Stock. Does not include shares beneficially owned by Jack R. Anderson who is HCR Manor Care, Inc.'s designee to the board of directors.
(5) Based upon a Schedule 13G, dated January 28, 1998. Consists of 3,092,550 shares beneficially owned by Putnam Investment Management, Inc. and 196,601 shares beneficially owned by The Putnam Advisory Company, Inc. which are registered investment advisors, and are wholly-owned by Putnam Investments, Inc. Putnam Investments Inc. is a wholly-owned subsidiary of Marsh & McLennon Companies, Inc.
(6) Does not include shares beneficially owned by HCR Manor Care, Inc. Jack R. Anderson is a HCR Manor Care, Inc. designee to the board of directors. Consists of 9,000 shares of Common Stock which may be acquired upon the exercise of stock options.
(7) Includes 20,478,605 shares held by TPG Partners, II L.P. and certain of its affiliates. See Note (3). James G. Coulter disclaims beneficial ownership of such shares. Mr. Coulter is one of The Cypress Group L.L.C. and TPG Partners II, L.P.'s designees to the board of directors. Includes 4,500 shares of Common Stock which may be acquired upon the exercise of stock options.
(8) Includes 7,500 shares of Common Stock which may be acquired upon the exercise of stock options.
(9) Includes 336,750 shares of Common Stock which may be acquired upon the exercise of stock options.
(10) Consists of 27,000 shares of Common Stock which may be acquired upon the exercise of stock options.
(11) Includes 27,000 shares of Common Stock which may be acquired upon the exercise of stock options.
(12) Includes 21,175,714 shares held by affiliates of The Cypress Group L.L.C. See Note (2). James L. Singleton disclaims beneficial ownership of such shares. Mr. Singleton is one of The Cypress Group L.L.C. and TPG Partners II, L.P. designees to the board of directors.
(13) Includes 667,501 shares of Common Stock which may be acquired upon the exercise of stock options.
(14) Consists of 20,478,605 shares held by TPG Partners, II L.P. and certain of its affiliates. See Note (3). James B. Williams disclaims beneficial ownership of such shares. James B. Williams is one of The Cypress Group L.L.C. and TPG Partners II, L.P.'s designees to the board of directors.
(15) Consists of 352,770 shares of Common Stock which may be acquired upon the exercise of stock options.
(16) Includes 147,500 shares of Common Stock which may be acquired upon the exercise of stock options

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 12, 1999, Genesis Holding, Inc. ("Holdings") entered into a Stock Purchase Agreement (the "Purchase Agreement") to purchase all of the issued and outstanding shares of HealthObjects Corporation and its subsidiaries (collectively, "HealthObjects"). HealthObjects was 93% beneficially owned by Michael G. Bronfein, who was an officer of Genesis until November 11, 1999, and 7% beneficially owned by Michael J. Russo. Prior to entering into the Purchase Agreement, Genesis had made loans of approximately $13,300,000 to HealthObjects for the benefit of HealthObjects and its subsidiaries. Michael Bronfein and his affiliates had made certain loans and advances to HealthObjects in the amount of $4,148,605 that were purchased by Genesis in connection with the acquisition. The transaction closed on January 3, 2000. Genesis paid $10,000 in cash to purchase the shares and issued three promissory notes (the "Notes") in the amount of $4,148,605 to purchase the loans and advances made by Michael Bronfein and his affiliates. Holdings and Genesis are co-obligors of the Notes. The Notes are comprised of (i) a $2,500,000 promissory note which bears interest at the prime rate per annum and is payable on third, fourth and fifth anniversary of the Closing Date; (ii) a $898,605 promissory note which bears interest at 5.25% per annum and is payable on January 3, 2005; and (iii) a $750,000 promissory note which bears interest at 5.25% per annum and is payable on January 3, 2005. On January 7, 2000, Genesis paid $100,000 to the Bronfeins, as additional consideration for the loans and advances made by Michael Bronfein and his affiliates. In addition, Genesis has agreed to make contingent payments on the fifth and sixth anniversary of the closing date of the transaction based on the annualized cost savings realized by NeighborCare's institutional pharmacy operations, if any.

On September 1, 2000, the Company entered into a Consulting Agreement with Michael Bronfein. The initial term of the agreement is for six months, with an automatic renewal for successive six month periods unless terminated by either party. Mr. Bronfein receives a fee of $25,000 per month for his services.

On November 30, 1993, Genesis paid approximately $205,000,000 to acquire substantially all of the assets and stock of Meridian Healthcare. Roger C. Lipitz, a director, is a former stockholder of Meridian Healthcare and served as it's Chairman. As part of the Meridian Transaction, Genesis entered into agreements to lease and operate, for ten years with a five year renewal option, at an aggregate cost of $6,000,000 per year, seven geriatric care facilities owned by seven different partnerships formed by certain former shareholders of Meridian, including Mr. Lipitz (the "Former Shareholders"). In March 1996, Genesis acquired for total consideration of approximately $31,900,000, including the payment of assumed debt, the remaining partnership interest owned by the Former Shareholders in five geriatric care facilities which were jointly owned by Genesis and limited partnerships owned by the Former Shareholders. Genesis also pays approximately $992,376 per year, effective December 1, 1999, to Towson Building Associates, L.P., a limited partnership formed by the Former Shareholders, to lease Genesis' regional headquarters located in Towson, Maryland. Mr. Lipitz beneficially owns between 20% to 26.5% of the partnership interests in the referenced partnerships formed and owned by the Former Shareholders. Mr. Lipitz abstains from voting on all board of director resolutions involving Company matters with any of the above entities.

Pursuant to the Senior Executive Officer Stock Ownership Plan, at September 30, 2000, Genesis had loans outstanding to Messrs. Howard, Barr, Hager and Rubinger in the principal amounts of $646,889, $820,962, $624,244, and $492,812, respectively.

Samuel H. Howard, a Director of Genesis, is affiliated to two companies in which civil actions for Rehabilitation are filed against them in their respective courts. Civil actions exist against Xantus Healthplan of Tennessee, Inc. and Xantus Healthplan of Mississippi, Inc., both subsidiaries of Xantus Corporation. Mr. Howard is the founder and Chairman of Xantus Corporation.

Michael R. Walker is Chairman of the Board for the real estate investment trust Elder Trust. On January 31, 2001, the Company and its affiliate, The Multicare Companies, Inc. ("Multicare") reached agreements to restructure their relationship. The agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by Company and Multicare either directly or through joint ventures. Under its agreement, Genesis assumed the ElderTrust leases subject to certain modifications, including a reduction in Company' annual lease expense of $745,000; extended the maturity and reduced the principal balances for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount and acquired a building currently leased from ElderTrust, which is located on the campus of a Company skilled nursing facility, for $1,250,000. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to Multicare under a new ten year lease with annual rents of $791,561. Mr. Walker abstains from voting on all board of director resolutions involving Company matters with any ElderTrust entity.

James G. Coulter was designated a Director of the Company by Cypress and TPG upon the issuance of the Series H Preferred Stock. Mr. Coulter is a partner in TPG. The Company's transactions with TPG are set forth in detail in Item 7 herein and detailed information regarding Mr. Coulter is set forth in Item 10 herein..

James L. Singleton was designated a Director of the Company by Cypress and TPG upon the issuance of the Series H Preferred Stock. Mr. Singleton is Vice Chairman and a partner in The Cypress Group L.L.C. The Company's transactions with Cypress are set forth in detail in Item 7 herein and detailed information regarding Mr. Singleton is set forth in Item 10 herein.

James B. Williams was designated a Director of the Company by Cypress and TPG upon selection of the Series G directors. Mr. Williams is a partner in TPG. The Company's transactions with TPG are set forth in detail in Item 7 herein and detailed information regarding Mr. Williams is set forth in Item 10 herein.

John C. McMeekin was appointed as a Director of the Company in November 2000. From July 1990 through January 15, 2001, Mr. McMeekin was the President and CEO of Crozer-Keystone Health Systems, Inc., which is a not for profit entity organized under the laws of Pennsylvania. The Company and Crozer Keystone-Health Systems, Inc. entered into a joint venture in December 1997 entitled Crozer-Genesis ElderCare Limited Partnership, which is a for-profit limited partnership organized under the laws of Pennsylvania. Crozer-Genesis ElderCare Limited Partnership is the owner/licensee of the following nursing facilities:

    o   Belvedere Nursing and Convalescent Center;
    o   Chapel Manor Nursing and Convalescent Center;
    o   Harston Hall Nursing and Convalescent Home; and
    o   Pennsburg Manor.

Crozer-Genesis ElderCare, Inc., a for-profit corporation organized under the laws of Pennsylvania, is the 1% general partner of Crozer-Genesis ElderCare Limited Partnership. Crozer-Keystone Health Systems, Inc. is the 49.5% limited partner of Crozer-Genesis ElderCare Limited Partnership and a 50% shareholder of Crozer-Genesis ElderCare, Inc. Genesis-Crozer Partnership Holding Company, Inc., a Pennsylvania corporation, owns 49.5% of Crozer-Genesis ElderCare Limited Partnership and is a 50% shareholder of Crozer-Genesis ElderCare, Inc. Healthcare Resources Corp., a Pennsylvania corporation, is the 100% stockholder of Genesis-Crozer ElderCare Limited Partnership. Genesis Holdings, Inc., a Delaware corporation, owns 100% of the stock of Healthcare Resources Corp. As of December 12, 2000, Mr. McMeekin was no longer on the board of directors of Crozer-Genesis ElderCare Limited Partnership. Mr. McMeekin retired from Crozer-Keystone Health Systems, Inc. on January 15, 2001.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Genesis Health Ventures, Inc. and Subsidiaries are filed as part of this Form 10-K in Item 8:
             Independent Auditors' Report
             Consolidated Balance Sheets as of September 30, 2000 and 1999 Consolidated Statements of Operations for the years ended
               September 30, 2000, 1999 and 1998
             Consolidated Statements of Shareholders' Equity (Deficit) for the
               years ended September 30, 2000, 1999 and 1998
             Consolidated Statements of Cash Flows for the years ended
               September 30, 2000, 1999 and 1998
             Notes to Consolidated Financial Statements

The following financial statements of the Multicare Companies, Inc. are incorporated by reference to Multicare's Form 10-K for the year ended September 30, 2000 filed February 21, 2001:

             Independent Auditors' Report
             Consolidated Balance Sheets as of September 30, 2000 and 1999 Consolidated Statements of Operations for the years ended
               September 30, 2000, 1999 and 1998
             Consolidated Statements of Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998
             Consolidated Statements of Cash Flows for the years ended
               September 30, 2000, 1999 and 1998
             Notes to Consolidated Financial Statements

(a)(2)   Schedule

             Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2000, 1999, and 1998. Schedule II is included herein on page 120. All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

(a)(3)   Exhibits


         No.          Description
         ---          -----------
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

         2.3(1)       Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis
                      ElderCare Acquisition Corp., Genesis Health Ventures, Inc., and the Multicare Companies, Inc.

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


         +99.2(24)    Forbearance Agreement, dated as of March 20, 2000 among Genesis Health Ventures, Inc., certain
                      Subsidiaries thereof, Mellon Bank, N.A. as Administrative Agent, Issuer of Letters of Credit,
                      Collateral Agent and Synthetic Lease Facility Agent, Citicorp USA, Inc. as Syndication Agent, First
                      Union National Bank as Documentation Agent, Bank of America, N.A. as Syndication Agent, and the Lenders
                      and Secured Parties.

         +99.3(25)    Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among Genesis Health Ventures,
                      Inc., a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower and Mellon Bank, N.A.
                      as Administrative Agent and Arranger, First Union National Bank as Syndication Agent and Goldman Sachs.
                      Credit Partners, L.P., as Documentation Agent.

         21           Subsidiaries of the Company
         23           Consent of KPMG LLP
         23.1         Consent of KPMG LLP
         27           Financial Data Schedule

--------------------
+    Management contract or compensatory plan or arrangement
1) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 10, 1997.
2)   Incorporated by reference to Form S-4, dated June 30, 1998 (File No.
     333-58221)
3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40007).
4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
6) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-51670).
7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
9)   Incorporated by reference to Form S-3, dated June 20, 1995 (File No.
     33-9350).
10) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 1998.
12)  Incorporated by reference to Form S-8, dated May 19, 1998 (File No.
     333-53043)
13)  Incorporated by reference to the Company's Form 8-K dated November 30,
     1993.
14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
15) Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.
16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

17) Incorporated by reference to the Vitalink Pharmacy Services, Inc. Form S-1/A, dated February 29, 1992 (File No. 33-43261).
18) Incorporated by reference to the Vitalink Pharmacy Services, Inc. Form 10-K dated August 31, 1998 (File No. 001-12729)
19) Incorporated by reference to the Company's Amendment No. 1 to Form S-4 filed July 28, 1998 (333-58221).
20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
21) Incorporated by reference to the Company's Report on Form 8-K dated November 15, 1999.
22)  Incorporated by reference to the Company's Form 8-A filed May 11, 1995.
23) Incorporated by reference to the Company's Form 10-Q/A filed September 15, 1999.
24)  Incorporated by reference to the Company's Form 10-Q filed May 15, 2000.
25)  Incorporated by reference to the Company's Form 10-Q filed August 21, 2000.

(b)   Reports on Form 8-K
      None

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.

Under date of February 14, 2001, we reported on the consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2000, as contained in the Genesis Health Ventures, Inc. annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities effective October 1, 1999.

The audit report on the consolidated financial statements of the Company referred to above contains an explanatory paragraph that states the Company's recurring losses from operations, shareholders' deficit, defaults under various loan agreements and filing, together with its consolidated affiliates, The Multicare Companies, Inc. for voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial schedule referred to above does not include any adjustments that might result from the outcome of this uncertainty.


                                                 KPMG LLP

Philadelphia, Pennsylvania
February 14, 2001

                                                                     Schedule II

                         Genesis Health Ventures, Inc.
                        Valuation and Qualifying Accounts
                  Years Ended September 30, 2000, 1999 and 1998
                                 (in thousands)



                                                                                  Charged to
                                                Balance at                          Other                            Balance
                                               Beginning of      Charged to        Accounts        Deductions       at End of
Description                                       Period         Operations          (1)               (2)           Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 2000
Allowance for Doubtful Accounts                 $ 86,067           45,226          13,466            66,739          $78,020
Year Ended September 30, 1999
Allowance for Doubtful Accounts                 $ 73,719           54,061           1,500            43,213          $86,067
Year Ended September 30, 1998
Allowance for Doubtful Accounts                 $ 39,418           18,016          36,497            20,212          $73,719


(1) - Represents amounts related to acquisitions or dispositions. In fiscal 2000, includes $18,494 representing the beginning of period balance of the Multicare Companies, Inc. Beginning October 1, 2000, Genesis changed its method of accounting for Multicare from the equity method of accounting to the consolidation method of accounting.
(2) - Represents amounts written off as uncollectible

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No 1 to its Report to be signed on its behalf on February 15, 2001 by the undersigned duly authorized.


                                  Genesis Health Ventures, Inc.

                                  By: /s/  George V. Hager, Jr.
                                      -----------------------------------
                                      George V. Hager, Jr.,
                                      Executive Vice President and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2001.

Signature                                          Capacity
----------                                         --------

/s/ Michael R. Walker
----------------------------
Michael R. Walker                        Chairman and Chief Executive Officer

/s/ Richard R. Howard
----------------------------
Richard R. Howard                        Vice Chairman and Director

/s/ Jack R. Anderson
----------------------------
Jack R. Anderson                          Director


----------------------------
Joseph R. Buckley                         Director

/s/ James G. Coulter
----------------------------
James G. Coulter                          Director

/s/ Dr. Philip P. Gerbino
----------------------------
Dr. Philip P. Gerbino                     Director

/s/ Samuel H. Howard
----------------------------
Samuel H. Howard                          Director

/s/ Roger C. Lipitz
----------------------------
Roger C. Lipitz                           Director

/s/ John C. McMeekin
----------------------------
John C. McMeekin                          Director

/s/ James L. Singleton
----------------------------
James L. Singleton                        Director

/s/ James B. Williams
----------------------------
James B. Williams                         Director

/s/  George V. Hager, Jr.
----------------------------
George V. Hager, Jr.                      Chief Financial Officer
                                          (Principal Accounting Officer)

                                 EXHIBITS INDEX


         No.          Description
         ---          -----------
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

         2.3(1)       Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis
                      ElderCare Acquisition Corp., Genesis Health Ventures, Inc., and the Multicare Companies, Inc.

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


         +99.2(24)    Forbearance Agreement, dated as of March 20, 2000 among Genesis Health Ventures, Inc., certain
                      Subsidiaries thereof, Mellon Bank, N.A. as Administrative Agent, Issuer of Letters of Credit,
                      Collateral Agent and Synthetic Lease Facility Agent, Citicorp USA, Inc. as Syndication Agent, First
                      Union National Bank as Documentation Agent, Bank of America, N.A. as Syndication Agent, and the Lenders
                      and Secured Parties.

         +99.3(25)    Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among Genesis Health Ventures,
                      Inc., a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower and Mellon Bank, N.A.
                      as Administrative Agent and Arranger, First Union National Bank as Syndication Agent and Goldman Sachs.
                      Credit Partners, L.P., as Documentation Agent.

         21           Subsidiaries of the Company
         23           Consent of KPMG LLP
         23.1         Consent of KPMG LLP
         27           Financial Data Schedule

--------------------
+    Management contract or compensatory plan or arrangement
1) Incorporated by reference to Genesis Health Ventures, Inc.'s Current Report on Form 8-K dated October 10, 1997.
2)   Incorporated by reference to Form S-4, dated June 30, 1998 (File No.
     333-58221)
3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-40007).
4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
6) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-51670).
7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
9)   Incorporated by reference to Form S-3, dated June 20, 1995 (File No.
     33-9350).
10) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 1998.
12)  Incorporated by reference to Form S-8, dated May 19, 1998 (File No.
     333-53043)
13)  Incorporated by reference to the Company's Form 8-K dated November 30,
     1993.
14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
15) Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.
16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

17) Incorporated by reference to the Vitalink Pharmacy Services, Inc. Form S-1/A, dated February 29, 1992 (File No. 33-43261).
18) Incorporated by reference to the Vitalink Pharmacy Services, Inc. Form 10-K dated August 31, 1998 (File No. 001-12729)
19) Incorporated by reference to the Company's Amendment No. 1 to Form S-4 filed July 28, 1998 (333-58221).
20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
21) Incorporated by reference to the Company's Report on Form 8-K dated November 15, 1999.
22)  Incorporated by reference to the Company's Form 8-A filed May 11, 1995.
23) Incorporated by reference to the Company's Form 10-Q/A filed September 15, 1999.
24)  Incorporated by reference to the Company's Form 10-Q filed May 15, 2000.
25)  Incorporated by reference to the Company's Form 10-Q filed August 21, 2000.

(b)   Reports on Form 8-K
      None