Form 10-Q
period 2000-12-31
GENESIS HEALTH VENTURES INC /PA
filed 2001-03-22
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

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

                                  YES [ x ]   NO [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Note: The Company is currently in the process of formulating a plan of reorganization in connection with the registrant and certain of its subsidiaries' filings under Chapter 11 of the Bankruptcy Code. Consequently, no plan of reorganization has been submitted to or confirmed by a bankruptcy court.

                                  YES [ x ]    NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of March 13, 2001: 48,641,194 shares of common stock

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS...............................2


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements..................................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........33

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings....................................................34

         Item 2.  Changes in Securities................................................37

         Item 3.  Defaults Upon Senior Securities..................................... 37

         Item 4.  Submission of Matters to a Vote of Security Holders..................37

         Item 5.  Other Information....................................................37

         Item 6.  Exhibits and Reports on Form 8-K.................................... 37


SIGNATURES.............................................................................38

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to statements as to:

         o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability or inability to meet our liquidity needs, make scheduled debt and interest payments, meet expected future capital expenditure requirements, obtain affordable insurance coverage and control costs; and the expected effects of government regulation on reimbursement for services provided and on the costs of doing business; and

         o certain statements in "Legal Proceedings" regarding the effects of litigation.

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

         o our ability to retain and attract management and other key personnel;

         o our ability or inability to access capital and the related cost of the capital necessary to fund future growth;

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

On June 22, 2000, (the "Petition Date") Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults under various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

These and other factors have been discussed in more detail in the Company's periodic reports.

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                                       December 31,              September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                                           2000                       2000
------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                           $    19,876              $    22,948
          Restricted investments in marketable securities                                     31,697                   27,899
          Accounts receivable, net of allowance for doubtful accounts                        456,440                  446,614
          Inventory                                                                           65,011                   65,637
          Prepaid expenses and other current assets                                           61,759                   54,223
------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                     634,783                  617,321
------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                         1,097,178                1,107,346
Notes receivable and other investments                                                        38,881                   39,244
Other long-term assets                                                                       105,943                  105,726
Investments in unconsolidated affiliates                                                      23,871                   22,956
Goodwill and other intangibles, net                                                        1,226,035                1,235,306
------------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                         $ 3,126,691              $ 3,127,899
------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Deficit
Current liabilities not subject to compromise:
          Current installments of long-term debt                                         $   154,500              $   133,000
          Accounts payable and accrued expenses                                              183,323                  180,080
------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                                337,823                  313,080
------------------------------------------------------------------------------------------------------------------------------

Liabilities subject to compromise                                                          2,449,192                2,446,673
Long-term debt                                                                                10,359                   10,441
Deferred income taxes                                                                         54,082                   54,082
Deferred gain and other long-term liabilities                                                 50,693                   51,670
Minority interest                                                                             54,243                   56,059
Redeemable preferred stock, including accrued dividends (subject to compromise)              449,349                  442,820

Shareholders' deficit:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
               5,000,000 shares, 589,714 issued and outstanding at
               December 31, 2000 and September 30, 2000                                            6                        6
          Common stock, par $.02, authorized 200,000,000 shares, issued and outstanding 48,653,294 and 48,641,194 at December 31, 2000
              and September 30, 2000                                                             973                      973
          Additional paid-in capital                                                         803,202                  803,202
          Accumulated deficit                                                             (1,081,886)              (1,049,075)
          Accumulated other comprehensive loss                                                (1,102)                  (1,789)
          Treasury stock, at cost                                                               (243)                    (243)
------------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' deficit                                             (279,050)                (246,926)
------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' deficit                          $ 3,126,691              $ 3,127,899
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                                                       Three months ended
                                                                                                           December 31
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000                     1999
----------------------------------------------------------------------------------------------------------------------------------

Net revenues:
        Inpatient services                                                                   $   333,699              $   326,327
        Pharmacy and medical supply services                                                     255,574                  223,907
        Other revenue                                                                             39,746                   36,650
----------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                                  629,019                  586,884
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                                                       569,001                  513,414
        Debt restructuring, reorganization costs and other charges                                14,209                    7,720
Gain on sale of eldercare center                                                                  (1,770)                       -
Multicare joint venture restructuring charge                                                           -                  420,000
Depreciation and amortization                                                                     26,926                   29,118
Lease expense                                                                                      9,405                    9,527
Interest expense (contractual interest for the
     three months ended December 31, 2000 is $61,752)                                             34,154                   52,776
----------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit, minority interest, equity in net loss of unconsolidated affiliates, and
   cumulative effect of accounting change                                                        (22,906)                (445,671)
Income tax benefit                                                                                     -                    7,280
----------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest, equity in net loss of
   unconsolidated affiliates, and cumulative effect of accounting change                         (22,906)                (438,391)
Minority interest                                                                                  1,811                    7,533
Equity in net loss of unconsolidated affiliates                                                     (216)                    (606)
----------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change                                               (21,311)                (431,464)
Cumulative effect of accounting change                                                                 -                  (10,412)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                         (21,311)                (441,876)
Preferred stock dividends                                                                         11,500                    8,306
----------------------------------------------------------------------------------------------------------------------------------
Loss attributed to common shareholders                                                       $   (32,811)             $  (450,182)
----------------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic and Diluted
           Loss before cumulative effect of accounting change                                $     (0.67)             $    (10.37)
           Net loss                                                                          $     (0.67)             $    (10.62)
           Weighted average shares of common stock                                            48,641,194               42,389,715
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                     Three months ended
                                                                                                         December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------------------

      Cash flows from operating activities:
             Net loss                                                                            $ (21,311)        $ (441,876)
             Net charges included in operations not requiring funds                                 45,483            458,332
             Changes in assets and liabilities:
                     Accounts receivable                                                           (19,251)           (15,090)
                     Accounts payable and accrued expenses                                          (5,348)           (33,864)
                     Other, net                                                                     (2,313)            (6,174)
------------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities before debt
                     restructuring and reorganization costs                                         (2,740)           (38,672)
------------------------------------------------------------------------------------------------------------------------------
             Cash paid for debt restructuring and reorganization costs                             (11,392)                 -
------------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                                                 (14,132)           (38,672)
------------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Net purchases of restricted marketable securities                                      (3,111)           (11,271)
             Proceeds from the sale of an eldercare center                                           7,010                  -
             Capital expenditures                                                                  (11,564)           (14,314)
             Repayment of advances to unconsolidated affiliates                                          -              3,846
             Notes receivable and other investments, and
                other long-term asset additions, net                                                (2,081)           (11,677)
------------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                  (9,746)           (33,416)
------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings under working capital revolving credit facilities                       21,500             39,201
             Repayment of long-term debt and payment of sinking fund requirements                     (694)           (22,778)
             Proceeds from issuance of long-term debt                                                    -             10,000
             Proceeds from issuance of common stock                                                      -             50,000
------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                              20,806             76,423
------------------------------------------------------------------------------------------------------------------------------

      Net increase (decrease) in cash and equivalents                                               (3,072)             4,335
      Cash and equivalents
             Beginning of period                                                                    22,948             16,364
------------------------------------------------------------------------------------------------------------------------------
             End of period                                                                       $  19,876         $   20,699
------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
         Notes To Unaudited Condensed Consolidated Financial Statements

1.       Organization and Basis of Presentation

Genesis Health Ventures, Inc. and its subsidiaries, ("the Company", "Genesis", "we" or "our") provide a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. These services include healthcare services traditionally provided in eldercare centers and specialty medical services; such as rehabilitation therapy, institutional pharmacy and medical supply services, community-based pharmacies and management services, provided to independent geriatric care providers.

Prior to October 1, 1999, Genesis accounted for its 43.6% owned investment in The Multicare Companies, Inc. ("Multicare") using the equity method of accounting. Upon consummation of a restructuring transaction, more fully described in Footnote 5 - Multicare Transaction and its Restructuring, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through an adjustment to minority interest. If losses applicable to the minority shareholders exceed the minority interest in the equity of Multicare, such excess and future losses applicable to the minority shareholders will be charged to the consolidated results of Genesis.

Other than Multicare, investments in unconsolidated affiliated companies, owned 20% to 50% inclusive, are stated at cost of acquisition plus the Company's equity in undistributed net income (loss) since acquisition. The change in the equity in net income (loss) of these companies is reflected as a component of net income or loss on the accompanying unaudited condensed consolidated statements of operations.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. On June 22, 2000, (the "Petition Date") Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Multicare and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults of various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. See Footnote 2 - Voluntary Petitions for Relief Under Chapter 11 of the United States Bankruptcy Code.

The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and, subsequent to the Petition Date, all adjustments pursuant to the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the periods presented. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Voluntary Petition for Relief Under Chapter 11 of the United States Bankruptcy Code

Except for relief that might otherwise be granted by the Bankruptcy Court overseeing the Chapter 11 cases, and further subject to certain statutory exceptions, the automatic stay protection afforded by Chapter 11 of the Bankruptcy Code cases prevents any creditor or other third parties from taking any action in connection with any defaults under prepetition debt obligations or agreements of the Company and those of its subsidiaries or affiliates which are debtors in the Chapter 11 cases. In connection with the Chapter 11 cases, the Company expects to develop a plan of reorganization that will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 cases. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations.

The Bankruptcy Court approved, on a final basis, borrowings of up to $250,000,000 in respect of the Genesis debtor-in-possession financing facility (the "Genesis DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Bankruptcy Court also approved, on a final basis, borrowings of up to $50,000,000 in respect of the Multicare debtor-in-possession financing facility (the "Multicare DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Genesis and Multicare Debtors intend to utilize the DIP Facilities of the respective companies and existing cash flows to fund ongoing operations during the Chapter 11 cases. As of December 31, 2000, approximately $154,500,000 of borrowings under the Genesis DIP Facility were outstanding and no borrowings were outstanding under the Multicare DIP Facility.

On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain prepetition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the prepetition claims of certain critical vendors and patients. All other unsecured prepetition liabilities are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of December 31, 2000 and September 30, 2000 follows (in thousands):


                                                                         December 31,         September 30,
                                                                             2000                  2000
-----------------------------------------------------------------------------------------------------------

Liabilities subject to compromise:

     Revolving credit and term loans                                   $  1,483,898           $  1,483,898
     Senior subordinated notes                                              617,643                617,488
     Revenue bonds and other indebtedness                                   156,499                155,937
-----------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                 $  2,258,040           $  2,257,323
-----------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                                63,918                 67,574
     Accrued interest (including a $28,331 swap
        termination fee)                                                     87,342                 86,855
     Accrued preferred stock dividends on Series G
        Preferred Stock                                                      39,892                 34,921
-----------------------------------------------------------------------------------------------------------
                                                                       $  2,449,192           $  2,446,673
-----------------------------------------------------------------------------------------------------------

A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                                                         For the Three
                                                                                         Months Ended
                                                                                       December 31, 2000
-----------------------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:

     Legal, accounting, bank and consulting fees                                           $  10,099
     Employee benefit related costs                                                            4,110
-----------------------------------------------------------------------------------------------------------
                                                                                           $  14,209
-----------------------------------------------------------------------------------------------------------

3.       Certain Significant Risks and Uncertainties

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

On February 14, 2001, Genesis and Multicare received waivers from their respective lenders (the "DIP Lenders") under the Genesis DIP Facility and the Multicare DIP Facility (collectively, the "DIP Facilities") for any event of default regarding certain financial covenants relating to minimum EBITDA (earnings before interest, taxes, depreciation and amortization) that may have resulted from asset impairment and other non-recurring charges recorded by Genesis and Multicare in the fourth quarter of Fiscal 2000. The waivers extend through December 31, 2000. In addition, Genesis and Multicare received certain amendments to the DIP Facilities, including an amendment that makes the minimum EBITDA covenants for both companies less restrictive in future periods (the "EBITDA Amendment"). The EBITDA Amendment can be terminated by the DIP Lenders if, on or before April 2, 2001, the Bankruptcy Court has not approved payments by Genesis and Multicare to the DIP Lenders of amendment fees related thereto. There can be no assurances that Bankruptcy Court approval for the amendment fee will be granted, and as a result, there can be no assurances that the DIP Lenders will not exercise their rights under the DIP Facilities in an event of default, including but not limited to, precluding future borrowings under the DIP Facilities.

Following the Petition Date, Genesis continues to pay interest on approximately $1,100,000,000 of certain prepetition senior long term debt obligations, which has, in part, resulted in Genesis' active borrowing under the Genesis DIP Facility. Multicare discontinued paying interest on virtually all of its prepetition long term debt obligations following the Petition Date, which has, in part, resulted in Multicare's ability to fund capital and working capital needs through operations without borrowing under the Multicare DIP Facility. An event of default and any related borrowing restrictions placed under the respective DIP Facilities could have a material adverse effect on the financial position of Genesis and Multicare, resulting in factors including, but not limited to:

      o Genesis' inability to continue funding prepetition senior long term debt interest obligations, which could be disruptive to ongoing reorganization negotiations;

      o Genesis' and / or Multicare's inability to extend required letters of credit in the ordinary course of business;

      o Genesis' and / or Multicare's inability to fund capital and working capital requirements; and

      o Genesis' and / or Multicare's inability to successfully reorganize.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by HCFA, the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by HCFA and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation ("NeighborCare(R)") to charge Medicaid no more than its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rulemaking was substantially modified minimizing the impact of the new rules on NeighborCare operations.

Pharmacy coverage and cost containment are important policy debates at both the Federal and state levels. Congress has considered proposals to expand Medicare coverage for out patient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact NeighborCare.

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

Certain service contracts permit our NeighborCare pharmacy operations to provide services to HCR Manor Care constituting approximately eleven percent and four percent of the net revenues of NeighborCare and Genesis, respectively. These service contracts with HCR Manor Care are the subject of certain litigation. See "Legal Proceedings".

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

4.       Long-Term Debt

Long-term debt at December 31, 2000 and September 30, 2000 consists of the following (in thousands):

                                                                                December 31,     September 30,
                                                                                    2000             2000
-------------------------------------------------------------------------------------------------------------

Secured debt
     Debtor-in-possession financing facilities                                  $   154,500      $   133,000
     Credit facilities                                                            1,483,898        1,483,897
     Mortgage and other secured debt, including unamortized
       debt premium                                                                 158,522          158,756
-------------------------------------------------------------------------------------------------------------
        Total secured debt                                                        1,796,920        1,775,653
Unsecured debt
     Senior subordinated notes, net of unamortized debt discount                    617,643          617,488
     Notes payable and other unsecured debt                                           8,336            7,623
-------------------------------------------------------------------------------------------------------------
        Total unsecured debt                                                        625,979          625,111

Total Debt                                                                        2,422,899        2,400,764
Less:
     Current portion of long-term debt                                             (154,500)        (133,000)
     Long term debt subject to compromise                                        (2,258,040)      (2,257,323)
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                                  $    10,359      $    10,441
-------------------------------------------------------------------------------------------------------------

In connection with the Chapter 11 cases, no principal or interest payments have been made on certain indebtedness incurred by the Company prior to June 22, 2000 ("Prepetition Debt"). With regard to Multicare, no principal or interest payments have been made on $424,110,000 of the Multicare Credit Facility, $250,000,000 of senior subordinated notes and $53,066,000 of other indebtedness. Multicare continues to pay interest on an aggregate outstanding balance of $10,161,000 in connection with two secured loans of subsidiaries not party to the Chapter 11 cases. With regard to Genesis, no principal or interest payments have been made on $370,000,000 of senior subordinated notes and approximately $103,000,000 of other indebtedness. Subsequent to June 22, 2000, Genesis repaid $40,000,000 of Tranche II Prepetition Debt under the Genesis Credit Facility and all interest incurred prior to June 22, 2000 on Prepetition Debt under the Genesis Credit Facility as adequate protection. Interest incurred on $1,059,788,000 of Prepetition Debt under the Genesis Credit Facility subsequent to June 22, 2000 continues to be paid as billed. Genesis is also current in paying interest on balances outstanding under the Genesis Debtor-in-Possession Financing.

Secured Debt

                     Genesis Debtor-in- Possession Financing

Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by the Company and those of its subsidiaries and affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (excluding Multicare and its direct and indirect subsidiaries), b) authorization for the Company to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Genesis DIP Facility") and authorizing advances in the interim period of up to $150,000,000 out of a possible $250,000,000 facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $250,000,000 Genesis DIP Facility and permitting full usage thereunder. Usage under the Genesis DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $250,000,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable, as defined and (ii) up to $175,000,000 against real property. The Genesis DIP Facility, which is classified as a current liability, matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar Rate ("LIBO Rate") plus 3.75%. Proceeds of the Genesis DIP Facility are available for general working capital purposes and as a condition of the loan, were required to refinance the $40,000,000 outstanding under the Company's prepetition priority Tranche II sub-facility. Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the prepetition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. As of December 31, 2000, borrowings outstanding under the Genesis DIP Facility were $154,500,000. The Genesis DIP Facility provides for the issuance of up to $25,000,000 in standby letters of credit. As of December 31, 2000, there were $5,710,000 in letters of credit issued thereunder, for a total utilization under the Genesis DIP Facility of $160,210,000.

Pursuant to the agreement, the Company and each of its subsidiaries named as borrowers or guarantors under the Genesis DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Genesis DIP Facility) in all unencumbered pre- and post-petition property of the Company. The Genesis DIP Facility also has priority over the liens on all collateral pledged under (i) the Genesis Credit Facility (later defined), (ii) the Synthetic Lease dated October 7, 1996 and (iii) other obligations covered by the Collateral Agency Agreement, including any Swap Agreement, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee-owned real property, and the capital stock of Genesis and its borrower and guarantor subsidiaries.

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

                    Multicare Debtor-in-Possession Financing

Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. As of December 31, 2000, there has been no usage under the Multicare DIP Facility. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. As of December 31, 2000, there were $2,383,000 in letters of credit issued thereunder.

Pursuant to the agreement, Multicare and each of its affiliates named as borrowers or guarantors under the Multicare DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Multicare DIP Facility) in all unencumbered pre- and post-petition property of Multicare. The Multicare DIP Facility also has priority over the liens on all collateral pledged under the prepetition Multicare Credit Facility (later defined) dated as of October 9, 1997 as amended, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

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

                             Genesis Credit Facility

Genesis and certain of its subsidiaries (excluding Multicare) are borrowers under a prepetition credit facility totaling $1,250,000,000 (the "Genesis Credit Facility"). As of December 31, 2000, $1,059,787,000 was outstanding under the Genesis Credit Facility, which is classified as a liability subject to compromise.

Subject to liens granted under the Genesis DIP Facility, the Genesis Credit Facility (as amended) is secured by a first priority security interest in all of the stock, partnership interests and other equity of all of Genesis' present and future subsidiaries (including Genesis ElderCare Corp.) other than the stock of Multicare and its subsidiaries, and also by first priority security interests in substantially all personal property, excluding inventory, including accounts receivable, equipment and general intangibles. Mortgages on substantially all of Genesis' subsidiaries' real property were also granted.

Genesis is in default under the Genesis Credit Facility. Interest under the Genesis Credit Facility incurred prior to and subsequent to the Petition Date has been paid, or is accrued and paid when due.

                            Multicare Credit Facility

Multicare and certain of its subsidiaries are borrowers under a prepetition credit facility totaling $525,000,000 (the "Multicare Credit Facility"). As of December 31, 2000, $424,110,000 was outstanding under the Multicare Credit Facility, which is classified as a liability subject to compromise.

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

                         Mortgage and Other Secured Debt

At December 31, 2000, the Company has $158,522,000 of mortgage and other secured debt consisting principally of secured revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. With exception to $10,359,000, the aggregate balance of mortgage and other secured debt is classified as liabilities subject to compromise.

Unsecured Debt

                            Senior Subordinated Notes

At December 31, 2000, the following senior subordinated notes, net of discounts, were outstanding (in thousands):


Issuer                                   Maturity Date                       Rate        Outstanding Balance
-------------------------------------------------------------------------------------------------------------

Genesis                                           2009                      9.88%                   $120,979
Genesis                                           2006                      9.25%                    125,000
Genesis                                           2005                      9.75%                    120,000
Genesis                         Matured and untendered                      9.38%                      1,590
Multicare                                         2007                      9.00%                    249,074
-------------------------------------------------------------------------------------------------------------
                                                                                                    $617,643

Genesis and Multicare are in default of the indenture agreements of the above referenced senior subordinated notes. The outstanding balances of the senior subordinated notes are classified as liabilities subject to compromise.

                     Notes Payable and Other Unsecured Debt

Notes payable and other unsecured debt principally consists of seller notes due to the previous owners of small businesses acquired.

5.       Multicare Transaction and its Restructuring

In October 1997, Genesis, The Cypress Group (together with its affiliates, "Cypress"), TPG Partners II, L.P., (together with its affiliates, "TPG") and Nazem, Inc. ("Nazem") acquired all of the issued and outstanding common stock of Genesis ElderCare Corp., a Delaware corporation. Cypress, TPG and Nazem purchased 210,000, 199,500 and 10,500 shares of Genesis ElderCare Corp. common stock, respectively, representing in the aggregate approximately 56.4% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $420,000,000. Genesis purchased 325,000 shares of Genesis ElderCare Corp. common stock, representing approximately 43.6% of the issued and outstanding common stock of Genesis ElderCare Corp., for an aggregate purchase price of $325,000,000. Cypress, TPG and Nazem are sometimes collectively referred to herein as the "Sponsors."

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of The Multicare Companies, Inc. ("Multicare"), making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. common stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to sell (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

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

In connection with the restructuring transaction, Genesis recorded a non-cash charge of approximately $420,000,000 during the quarter ended December 31, 1999, representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon the Company's assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

7.       Loss Per Share

The following table sets forth the computation of basic and diluted loss attributed to common shares (in thousands, except per share data):

                                                                             Three            Three
                                                                             Months           Months
                                                                             Ended            Ended
                                                                          December 31,     December 31,
                                                                              2000             1999
--------------------------------------------------------------------------------------------------------
Basic and Diluted Loss Per Share:

Loss before cumulative effect of accounting change                         $ (32,811)       $ (439,770)
Cumulative effect of accounting change                                             -           (10,412)
--------------------------------------------------------------------------------------------------------
Net loss attributed to common shareholders                                 $ (32,811)       $ (450,182)
--------------------------------------------------------------------------------------------------------

Weighted average shares                                                       48,641            42,390
--------------------------------------------------------------------------------------------------------

Loss per share before cumulative effect of accounting change               $   (0.67)       $   (10.37)
Cumulative effect of accounting change                                             -             (0.25)
--------------------------------------------------------------------------------------------------------
Loss per share                                                             $   (0.67)       $   (10.62)
--------------------------------------------------------------------------------------------------------

For the three months ended December 31, 2000 and 1999, no exercise of stock options is assumed since their effect is antidilutive.

8.       Comprehensive Loss

The following table sets forth the computation of comprehensive loss (in thousands):

                                                                             Three            Three
                                                                             Months           Months
                                                                             Ended            Ended
                                                                          December 31,     December 31,
                                                                              2000             1999
--------------------------------------------------------------------------------------------------------

Loss attributed to common shareholders                                     $ (32,811)       $ (450,182)
Unrealized gain (loss) on marketable securities                                  687              (261)
--------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                   $ (32,124)       $ (450,443)
--------------------------------------------------------------------------------------------------------

Accumulated other comprehensive loss, which is composed of net unrealized gains and losses on marketable securities, was ($1,102,000) and ($1,789,000) at December 31, 2000 and September 30, 2000, respectively.

9.       Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", ("SOP 98-5") which requires the costs of start-up activities be expensed as incurred, rather than capitalized and subsequently amortized. The adoption of SOP 98-5 resulted in the write-off of $10,412,000, net of tax, of unamortized start-up costs and is reflected as a cumulative effect of accounting change in the unaudited condensed consolidated statements of operations for the three months ended December 31, 1999.

10.      Segment Information

The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) Pharmacy and medical supplies services and (2) Inpatient services.

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 61 institutional pharmacies (three are jointly-owned) and 23 medical supply and home medical equipment distribution centers (four are jointly-owned) located in its various market areas. In addition, the Company operates 32 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 2000 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company, including the jointly owned Multicare centers.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at its 198 owned and leased eldercare centers, including the jointly-owned Multicare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The accounting policies of the segments are the same as those of the consolidated company. All intersegment sales prices are market based. The Company evaluates performance of its operating segments based on income before interest, income taxes, depreciation, amortization, rent and nonrecurring items.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column represents operating information of business units below the prescribed quantitative thresholds. These business units derive revenues from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, respiratory health services, group purchasing fees and other healthcare related services. In addition, the "Other" column includes the elimination of intersegment transactions.



                                             Pharmacy
(in thousands)                                  and
                                              Medical
                                              Supply           Inpatient
Three months ended                           Services          Services          Other             Total
-----------------------------------------------------------------------------------------------------------
December 31, 2000
-----------------------------------------------------------------------------------------------------------
Revenue from external customers             $  255,574        $  333,699       $ 39,746         $  629,019
Revenue from intersegment
   customers                                    22,170                 -         47,015             69,185
Operating income (1)                            23,206            35,236          1,576             60,018
Total assets                                 1,057,982         1,756,407        312,302          3,126,691
-----------------------------------------------------------------------------------------------------------
December 31, 1999
-----------------------------------------------------------------------------------------------------------
Revenue from external customers             $  223,907        $  326,327       $ 36,650         $  586,884
Revenue from intersegment
   customers                                    26,321                 -         40,299             66,620
Operating income (1)                            25,860            39,208          8,402             73,470
Total assets                                 1,090,280         1,811,692        644,378          3,546,350
-----------------------------------------------------------------------------------------------------------

(1) Operating income is defined as income before interest, income taxes, depreciation, amortization, rent and nonrecurring items. The Company's segment information does not include an allocation of overhead costs, which are between 3% - 4% of consolidated net revenues.

11.      Restricted Assets

The Company's cash balance at December 31, 2000 was approximately $19,900,000 of which approximately $19,100,000 is held by Multicare. As a result of certain restrictions placed on Multicare and Genesis by their respective senior credit agreements and the automatic stay provisions imposed by the Bankruptcy Court, Genesis and Multicare are precluded from freely transferring funds through intercompany loans, advances or cash dividends. Consequently, the $19,100,000 of cash and other assets held by Multicare at December 31, 2000 is not available to Genesis.

At December 31, 2000, the Company reported restricted investments in marketable securities of $31,697,000 which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends. LHC is not a party to the Chapter 11 cases.

12.      Subsequent Event

Effective January 31, 2001, we restructured our relationship with ElderTrust, a Maryland healthcare real estate investment trust. The related agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by Genesis and Multicare either directly or through joint ventures. Under its agreement, Genesis assumed the ElderTrust leases subject to certain modifications, including a reduction in Genesis' annual lease expense of $745,000 extended the maturity and reduced the principal balances of loans for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount; and acquired a building previously leased from ElderTrust, which is located on the campus of a Genesis skilled nursing facility, for $1,250,000. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust leases the properties back to Multicare under a new ten-year lease with annual rents of $792,000. These transactions will be recorded in the Company's second fiscal quarter ending March 31, 2001.

Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

General

Since we began operations in July 1985, we have focused our efforts on providing an expanding array of specialty medical services to elderly customers. We generate revenues primarily from two sources: pharmacy and medical supply services, and inpatient services; however, we also derive revenue from other sources.

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

We include the following service revenue in other revenues: rehabilitation therapy services, management fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees, respiratory health services and other healthcare related services.

Certain Transactions and Events

                     Liquidity and Going Concern Assumption

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure, losses from operations and defaults under various loan agreements, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash flow.

Our financial difficulties are attributed to a number of factors. First, the federal government has made fundamental changes to the reimbursement for medical services provided to individuals. The changes have had a significant adverse impact on the healthcare industry as a whole and on our cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of less than fair reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors have adversely affected our cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we were too highly leveraged to service our debt, including our long-term lease obligations.

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

In October 1997, as a result of a tender offer and a merger transaction, Genesis ElderCare Corp. acquired 100% of the outstanding shares of common stock of Multicare, making Multicare a wholly-owned subsidiary of Genesis ElderCare Corp. (the "Merger"). In connection with their investments in the common stock of Genesis ElderCare Corp., Genesis, Cypress, TPG and Nazem entered into a stockholders agreement dated as of October 9, 1997 (the "Multicare Stockholders Agreement"), and Genesis, Cypress, TPG and Nazem entered into a put/call agreement, dated as of October 9, 1997 (the "Put/Call Agreement") relating to their respective ownership interests in Genesis ElderCare Corp. pursuant to which, among other things, Genesis had the option to purchase (the "Call") Genesis ElderCare Corp. common stock held by Cypress, TPG and Nazem at a price determined pursuant to the terms of the Put/Call Agreement. Cypress, TPG and Nazem had the option to sell (the "Put") such Genesis ElderCare Corp. common stock at a price determined pursuant to the Put/Call Agreement.

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

                             ElderTrust Transactions

Effective January 31, 2001, we restructured our relationship with ElderTrust, a Maryland healthcare real estate investment trust. The related agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by Genesis and Multicare either directly or through joint ventures. Under its agreement, Genesis assumed the ElderTrust leases subject to certain modifications, including a reduction in Genesis' annual lease expense of $745,000; extended the maturity and reduced the principal balances of loans for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount; and acquired a building previously leased from ElderTrust, which is located on the campus of a Genesis skilled nursing facility, for $1,250,000. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust leases the properties back to Multicare under a new ten-year lease with annual rents of $792,000. These transactions will be recorded in the Company's second fiscal quarter ending March 31, 2001.

                             Sale of Ohio Operations

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Results of Operations

Three months ended December 31, 2000 compared to three months ended December 31, 1999

The Company's total net revenues for the quarter ended December 31, 2000 were $629,019,000 compared to $586,884,000 for the quarter ended December 31, 1999, an increase of $42,135,000, or 7%.

Inpatient service revenue increased $7,372,000, or 2%, to $333,699,000 from $326,327,000. Of this increase, approximately $3,100,000 is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction") and approximately $24,000,000 is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the quarter ended December 31, 2000 was $161 compared to $148 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BBRA on our average Medicare rate per patient day, which increased to $316 for the quarter ended December 31, 2000 compared to $289 for the comparable period in the prior year. The Company's revenue Quality Mix for the quarter ended December 31, 2000 was 50.1% compared to 48.6% for the comparable period in the prior year. These rate and mix increases are offset by a decrease in revenue of approximately $19,700,000 resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 133,431 to 2,077,408 during the quarter ended December 31, 2000 compared to 2,210,839 during the comparable period last year. Of this decrease, 149,499 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 20,825 patient days of two eldercare centers following the P&R Transaction and the remaining decrease of 4,757 patient days is the result of a decrease in overall occupancy.

Pharmacy and medical supply service revenue was $255,574,000 for the quarter ended December 31, 2000 compared to $223,907,000 for the quarter ended December 31, 1999. Pharmacy and medical supply service revenues increased approximately $31,667,000 due primarily to net revenue growth with external customers.

Other revenues increased approximately $3,096,000 from $36,650,000 to $39,746,000. Approximately $4,100,000 of this increase is attributed to the revenues of a respiratory health services business acquired in the third fiscal quarter of 2000, offset by a decline in revenue of approximately $1,400,000 resulting from the termination of certain management contracts with AGE Institute. The remaining increase of approximately $400,000 is attributed to net growth in revenues of other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $55,587,000, or 11%, to $569,001,000 for the quarter ended December 31, 2000 from $513,414,000 for the comparable period in the prior year. This net increase is attributed to approximately $3,800,000 from the consolidation of a respiratory health services business acquired in the third fiscal quarter of 2000, approximately $2,800,000 is attributed to the consolidation of the operating expenses of two eldercare centers following the P&R Transaction, approximately $6,400,000 is attributed to increases in the cost of certain self-insured employee health coverage, and is offset by $17,900,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase in operating expenses of approximately $60,487,000 is attributed to growth in labor related costs, cost of sales, property and liability insurance related costs and general inflationary cost increases.

The acceleration in the operating cost growth rate (approximately 11.8%) over the revenue growth rate (approximately 9.6%) is attributed to continued pressure on wage and benefit related costs in all of our operating businesses. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels. The downward trend of reimbursement rates to nursing care operators and the cost pressures previously described have adversely impacted customers of our ancillary service businesses, resulting in pricing pressures in those businesses.

During the three months ended December 31, 2000 and 1999, the Company recorded charges in connection with the Multicare joint venture restructuring; debt restructuring and reorganization costs; and a gain on the sale of an eldercare center. The following table and discussion provides additional information on these charges.

                                                                              2000           1999
------------------------------------------------------------------------------------------------------
Multicare joint-venture restructuring                                   $           -    $ 420,000,000
------------------------------------------------------------------------------------------------------
Professional, bank and other fees in connection with the
   Company's Chapter 11 reorganization                                  $  10,098,938    $           -
Employee benefit related costs                                              4,109,999                -
Stock option redemption program                                                     -        7,720,000
------------------------------------------------------------------------------------------------------
Total debt restructuring, reorganization costs and other
   charges                                                              $  14,208,937    $   7,720,000
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Gain on sale of an eldercare center                                     $  (1,770,141)   $           -
------------------------------------------------------------------------------------------------------

                      Multicare joint-venture restructuring

In connection with the restructuring transaction in the three months ended December 31, 1999, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon our assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

           Debt Restructuring, Reorganization Costs and Other Charges

During the three months ended December 31, 2000, we incurred legal, bank, accounting and other costs of approximately $10,100,000 in connection with the Chapter 11 cases. In addition, we incurred costs of $4,100,000 for certain salary and benefit related costs, principally for a court approved special recognition program. The Company expects that such debt restructuring and reorganization costs will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases.

During the three months ended December 31, 1999, the Company recorded a non-cash pre tax charge of $7,720,000 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's worsening financial condition and other considerations, the Company determined not to proceed with the Redemption Program, and therefore the $7,720,000 charge recorded in the first quarter of fiscal 2000 was subsequently reversed. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis Common Stock.

                                  Gain on Sale

In October of 2000, the Company sold an idle 232 bed eldercare center for cash consideration of approximately $7,000,000. The sale resulted in a net gain of approximately $1,800,000.

Depreciation and amortization expense decreased $2,192,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and property, plant and equipment and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $122,000, of which approximately $678,000 is attributed to the sale, closure or lease terminations of certain eldercare centers, offset by an increase of approximately $304,000 attributed to the lease expense of two eldercare centers following the P&R Transaction. The remaining increase of approximately $500,000 is attributed to growth in the cost of a variable rate lease financing facility and scheduled increases in fixed lease rates.

Interest expense decreased $18,622,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the three months ended December 31, 2000 was $61,752,000, leaving $27,598,000 of interest expense unaccrued for the three months ended December 31, 2000 as a result of the Chapter 11 filings. The relative increase in contractual interest expense of $8,976,000 for the three months ended December 31, 2000 compared to the same period in the prior year is the result of additional net capital and working capital borrowings and an increase in the Company's weighted average borrowing rate prompted by increases in market rates of interest and higher interest rate spreads charged by the Company's lenders in connection with the Company's worsening financial condition and the Chapter 11 cases.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward benefits during the three months ended December 31, 2000 and consequently, did not report an income tax benefit for the three months ended December 31, 2000. The Company reported a $7,280,000 tax benefit for the three months ended December 31, 1999.

Equity in net loss of unconsolidated affiliates for the three months ended December 31, 2000 was $216,000 compared to $606,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates.

Minority interest decreased $5,722,000 during the three months ended December 31, 2000 to $1,811,000 compared to $7,533,000 for the comparable period in the prior year. This decrease is principally attributed to a lower net loss reported by Multicare and the resulting Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period. The Multicare net loss was reduced during the three months ended December 31, 2000 compared to the comparable period in the prior year, principally due to lower interest expense recognition under SOP 90-7.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. For the three months ended December 31, 1999, the cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $16,400,000 pre tax and $10,400,000 after tax.

Preferred stock dividends increased $3,194,000 to $11,500,000 during the three months ended December 31, 2000 compared to $8,306,000 for the comparable period in the prior year. This increase is attributed to a full three months of accrued dividends for the three months ended December 31, 2000, in connection with the issuance of Series H and Series I Preferred Stock in mid-November, 1999, compared to a partial period for the three months ended December 31, 1999.

Liquidity and Capital Resources

            Chapter 11 Bankruptcy and Debtor-In-Possession Financing

On June 22, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries and affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under the Company's and such subsidiaries and affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by the Company and those of its subsidiaries and affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (excluding Multicare and its direct and indirect subsidiaries), b) authorization for Genesis to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Genesis DIP Facility") and authorizing advances in the interim period of up to $150,000,000 out of a possible $250,000,000 facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $250,000,000 Genesis DIP Facility and permitting full usage thereunder. Usage under the Genesis DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $250,000,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable, as defined and (ii) up to $175,000,000 against real property. The Genesis DIP Facility, which is classified as a current liability, matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar ("LIBO") Rate plus 3.75%. Proceeds of the Genesis DIP Facility are available for general working capital purposes and as a condition of the loan, were required to refinance the $40,000,000 outstanding under the Company's prepetition priority Tranche II sub-facility. Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the prepetition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. As of December 31, 2000 borrowings outstanding under the Genesis DIP Facility were $154,500,000. As of March 13, 2001 borrowings outstanding under the Genesis DIP Facility were $184,000,000. The Genesis DIP Facility provides for the issuance of up to $25,000,000 in standby letters of credit. As of March 13, 2001 there were $3,300,000 in letters of credit issued thereunder for a total utilization under the Genesis DIP Facility of $187,300,000.

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

Following the Petition Date, Genesis continues to pay interest on approximately $1,100,000 of certain prepetition senior long term debt obligations, which has, in part, resulted in Genesis' active borrowing under the Genesis DIP Facility. An event of default and any related borrowing restrictions placed under the Genesis DIP Facility could have a material adverse effect on the financial position of Genesis, resulting in factors, including, but not limited to, Genesis' inability to:

         o continue funding prepetition senior long term debt interest obligations, which could be disruptive to ongoing reorganization negotiations;

         o extend required letters of credit in the ordinary course of business;

         o   fund capital and working capital requirements; and

         o   successfully reorganize.

On June 22, 2000, Multicare and substantially all of its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under Multicare's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through March 13, 2001, there has been no usage under the Multicare DIP Facility, other than for standby letters of credit. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. As of March 13, 2001 there were $2,200,000 in letters of credit issued thereunder.

The obligations of Multicare under the Multicare DIP Facility are jointly and severally guaranteed by each of Multicare's filing affiliates. Pursuant to the agreement, Multicare and each of its affiliates named as borrowers or guarantors under the Multicare DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Multicare DIP Facility) in all unencumbered pre- and post-petition property of Multicare. The Multicare DIP Facility also has priority over the liens on all collateral pledged under the Multicare Credit Facility, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

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

Multicare discontinued paying interest on virtually all of its prepetition long term debt obligations following the Petition Date, which has, in part, resulted in Multicare's ability to fund capital and working capital needs through operations without borrowing under the Multicare DIP Facility. An event of default and any related borrowing restrictions placed under the Multicare DIP Facility could have a material adverse effect on the financial position of Multicare, and could result in factors including, but not limited to, Multicare's inability to:

         o extend required letters of credit in the ordinary course of business;

         o    fund capital and working capital requirements; and

         o    successfully reorganize.

Under the Bankruptcy Code, actions to collect prepetition indebtedness are enjoined and other contractual obligations generally may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Company is able to successfully reorganize, substantially all unsecured liabilities as of the petition date would be subject to modification under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Bankruptcy Court.

On June 23, 2000 the Bankruptcy Court entered an order authorizing the Debtors to pay certain prepetition wages, salaries, benefits and other employee obligations, as well as to continue in place the Debtors' various employee compensation programs and procedures. On that date, the Bankruptcy Court also authorized the Debtors to pay, among other claims, the prepetition claims of certain critical vendors and patients. All other unsecured prepetition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Debtors intend to remain in possession of their assets and continue in the management and operation of their properties and businesses, and to pay the post-petition claims of their various vendors and providers in the ordinary course of business.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of December 31, 2000 and September 30, 2000 follows (in thousands):

                                                                         December 31,        September 30,
                                                                            2000                2000
----------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                     $1,483,898             $1,483,898
     Senior subordinated notes                                              617,643                617,488
     Revenue bonds and other indebtedness                                   156,499                155,937
----------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                   $2,258,040             $2,257,323
----------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                                63,918                 67,574
     Accrued interest (including a $28,331 swap
        termination fee)                                                     87,342                 86,855
     Accrued preferred stock dividends on Series G
        Preferred Stock                                                      39,892                 34,921
----------------------------------------------------------------------------------------------------------
                                                                         $2,449,192             $2,446,673
----------------------------------------------------------------------------------------------------------

A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                               For the Three
                                                               Months Ended
                                                             December 31, 2000
-------------------------------------------------------------------------------
Debt restructuring and reorganization costs:

     Legal, accounting, bank and consulting fees                     $  10,099
     Employee benefit related costs, including severance                 4,110
------------------------------------------------------------------------------
                                                                     $  14,209
------------------------------------------------------------------------------

                               General Operations

At December 31, 2000, the Company reported working capital of $296,960,000 as compared to working capital of $304,241,000 at September 30, 2000. Genesis' cash flow from operations for the three months ended December 31, 2000 was a use of cash of $14,132,000 compared to a use of cash of $38,672,000 for the three months ended December 31, 1999. The improvement in operating cash flows is principally due to the timing of payments to vendors and lenders, offset by payments made during the three months ended December 31, 2000 of approximately $11,400,000 for debt restructuring and reorganization costs. The Company's days sales outstanding for the three months ended December 31, 2000 were unchanged from the three months ended September 30, 2000 at 67 days. The Company's cash balance at December 31, 2000 was approximately $19,900,000, of which approximately $19,100,000 is held by Multicare. As a result of certain restrictions placed on Multicare and Genesis by their respective senior credit agreements and the automatic stay provisions imposed by the Bankruptcy Court, Genesis and Multicare are precluded from freely transferring funds through intercompany loans, advances or cash dividends. Consequently, the $19,100,000 of cash held by Multicare at December 31, 2000 is not available to Genesis.

At December 31, 2000, the Company reported restricted investments in marketable securities of $31,697,000, which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends. LHC is not a party to the Chapter 11 cases.

Investing activities for the three months ended December 31, 2000 include approximately $11,600,000 of capital expenditures compared to approximately $14,300,000 for the comparable period of the prior year. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in data processing hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, the Company expects to continue to incur capital expenditure costs at levels at or above those for the three months ended December 31, 2000 for the foreseeable future. Cash flows provided by investing activities for the three months ended December 31, 2000 include approximately $7,000,000 of cash proceeds from the sale of an eldercare center located in the Company's Chesapeake region.

Financing activities for the three months ended December 31, 2000 include net borrowings of $21,500,000 under the Genesis DIP Facility.

The Company incurred approximately $14,209,000 of debt restructuring and reorganization costs for the three months ended December 31, 2000. The Company anticipates that such costs will be incurred throughout the duration of the bankruptcy.

The Company has prepetition long-term debt obligations of approximately $2,258,040,000 at December 31, 2000, which are classified as liabilities subject to compromise. Due to the failure to make required debt service payments, meet certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default on substantially all of the related debt agreements. The automatic stay protection afforded by the Chapter 11 cases prevents any action from being taken with regard to any of the defaults under the prepetition debt agreements. The Company continues to pay interest on approximately $1,059,000,000 of the prepetition debt obligations as adequate protection.

For the three months ended December 31, 2000, the Company incurred approximately $9,400,000 of lease obligation costs and expects to continue to incur lease costs at levels approximating those for the three months ended December 31, 2000 for the foreseeable future.

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

Although management believes that cash flow from operations, coupled with available borrowings under the DIP Facilities will be sufficient to fund the Companies' working capital requirements throughout the bankruptcy proceedings, there can be no assurances that such capital resources will be sufficient to fund operations until such time as the Company is able to propose a plan or reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court.

                                    Insurance

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

LHC, the Company's wholly owned captive insurance subsidiary, provides reinsurance for the Company and others. LHC has, or is currently, reinsuring certain windstorm, workers' compensation and GL/PL deductibles. The Company, based on independent actuarial studies, believes that LHC's reserves are sufficient to meet their obligations. LHC continues to operate as a going concern, and has been excluded from the Company's Chapter 11 cases.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by HCFA, the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by HCFA and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation ("NeighborCare(R)") to charge Medicaid no more than its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rulemaking was substantially modified minimizing the impact of the new rules on NeighborCare operations.

Pharmacy coverage and cost containment are important policy debates at both the Federal and state levels. Congress has considered proposals to expand Medicare coverage for out patient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact NeighborCare.

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

Certain service contracts permit our NeighborCare pharmacy operations to provide services to HCR Manor Care constituting approximately eleven percent and four percent of the net revenues of NeighborCare and Genesis, respectively. These service contracts with HCR Manor Care are the subject of certain litigation. See "Legal Proceedings".

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

                        Legislative and Regulatory Issues

Legislative and regulatory action, including but not limited to the 1997 Balanced Budget Act, the Balanced Budget Refinement Act and the Benefits Improvement Protection Act of 2000 has resulted in continuing changes in the Medicare and Medicaid reimbursement programs which has adversely impacted the Company. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

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

                     Anticipated Impact of Healthcare Reform

On December 15, 2000 Congress passed the Benefit Improvement and Protection Act of 2000 that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The Company has not yet evaluated what effect BIPA will have on its operating results.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2000, the Company had $1,638,397,000 of debt subject to variable market rates of interest, of which $1,483,898,000 is classified as a liability subject to compromise as a result of our Chapter 11 filings. Genesis continues to accrue and pay interest on approximately $1,213,500,000 of Genesis' variable rate debt. Multicare, as a result of its Chapter 11 cases, ceased accruing and paying interest on all of its variable rate debt following the Petition Date. At December 31, 2000, Genesis and Multicare have no interest rate swap agreements outstanding to manage exposure to increases in market rates of interest.

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

                   On August 1, 2000, HCR Manor Care moved to lift the automatic stay and compel arbitration. On September 5, 2000, the Bankruptcy Court denied that motion, with leave to refile in 90 days. On December 8, 2000, Manor Care renewed its motion to lift the stay in the arbitration. On January 16, 2001, Genesis filed a motion to assume the master service agreements asserting that the determination of the Bankruptcy Court will supersede a significant number of issues in the Arbitration. On February 6, 2001, the Bankruptcy Court granted Manor Care's renewed motion to lift the stay in the Arbitration, and postponed consideration of Genesis' motion to assume the master service agreements until after the Arbitration is completed. The trial in the Arbitration is now scheduled to begin during the week of July 20, 2001.

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

                   On November 23, 1999, Genesis moved to dismiss this action on the grounds, among others, that Manor Care's complaint failed to plead fraud with particularity. On September 29, 2000, the Court granted that motion in part and denied it in part. Specifically, the Court dismissed all of defendants' allegations except those concerning the Company's labor relations and the ratio of combined fixed charges and preference dividends to earnings.

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

                   Genesis is not able to predict the results of such litigation. However, if the outcome is unfavorable to us, and the claims of HCR Manor Care are upheld, such results would have a material adverse effect on our financial position. See "Cautionary Statement Regarding Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Revenue Sources."

Item 2.  Changes in Securities      Not Applicable

Item 3.  Defaults Upon Senior Securities

                  On June 22, 2000, the Company and certain of its subsidiaries and affiliates filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware to reorganize their capital structure under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to June 22, 2000, including, among others, senior subordinated notes, until a plan of reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Chapter 11 cases is set forth elsewhere in this Form 10-Q, including Note 2 to the Unaudited Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Number            Description
         ------            -----------

         99.1 Second Amendment and Waiver, dated as of February 14, 2001 to the Revolving Credit And Guarantee Agreement, dated as of June 22, 2000 among Genesis Health Ventures, Inc. and certain of its lenders.

         (b)      Reports on Form 8-K

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                                            GENESIS HEALTH VENTURES, INC.


Date:  March 22, 2001                        /s/ George V. Hager, Jr.
                                            ------------------------------------
                                            George V. Hager, Jr.
                                            Executive Vice President and Chief
                                            Financial Officer