Form 10-Q
period 2001-03-31
GENESIS HEALTH VENTURES INC /PA
filed 2001-05-17
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                             YES [x]     NO [ ]

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

                             YES [x]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 9, 2001: 48,641,456 shares of common stock

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS...........................................2


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements..............................................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................38

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................39

         Item 2.  Changes in Securities............................................................42

         Item 3.  Defaults Upon Senior Securities..................................................42

         Item 4.  Submission of Matters to a Vote of Security Holders..............................42

         Item 5.  Other Information................................................................42

         Item 6.  Exhibits and Reports on Form 8-K.................................................42


SIGNATURES.........................................................................................43

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

Factors that could cause actual results to differ materially include, but are not limited to, the following:

         o our bankruptcy cases and our ability to continue as a going concern;

         o   risks associated with operating a business in Chapter 11;

         o the delays or the inability to complete and/or consummate our plan of reorganization;

         o our ability to comply with the provisions of our debtor-in-possession financing;

         o our substantial indebtedness and significant debt service obligations;

         o our default under our senior credit agreement and our senior subordinated and other notes;

         o   adverse actions which may be taken by creditors;

         o adverse developments with respect to our liquidity or results of operations;

         o   the effect of planned dispositions of assets;

         o our ability to consummate or complete development projects or to profitably operate or successfully integrate enterprises into our other operations;

         o our ability or inability to secure the capital and the related cost of the capital necessary to fund future growth;

         o our ability to attract customers given our current financial position;

         o our ability to attract and retain key executives and other personnel;

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

         o   competition in our industry; and

         o   changes in general economic conditions.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. We caution investors that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

Our bankruptcy cases and recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.

On June 22, 2000, (the "Petition Date") Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults under various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying unaudited condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying unaudited condensed consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Company's debtor-in-possession financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                           March 31,             September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                           $    23,867              $    22,948
          Restricted investments in marketable securities                                     34,493                   27,899
          Accounts receivable, net of allowance for doubtful accounts                        438,395                  446,614
          Inventory                                                                           64,996                   65,637
          Prepaid expenses and other current assets                                           68,798                   54,223
-----------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                     630,549                  617,321
-----------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                         1,082,030                1,107,346
Notes receivable and other investments                                                        30,745                   39,244
Other long-term assets                                                                       100,230                  105,726
Investments in unconsolidated affiliates                                                      23,704                   22,956
Goodwill and other intangibles, net                                                        1,216,544                1,235,306
-----------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                         $ 3,083,802              $ 3,127,899
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Deficit
Current liabilities not subject to compromise:
          Debtor-in-possession financing                                                 $   165,000              $   133,000
          Accounts payable and accrued expenses                                              191,167                  180,080
-----------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities not subject to compromise                      356,167                  313,080
-----------------------------------------------------------------------------------------------------------------------------

Liabilities subject to compromise                                                          2,420,124                2,446,673
Long-term debt                                                                                15,064                   10,441
Deferred income taxes                                                                         54,082                   54,082
Deferred gain and other long-term liabilities                                                 48,329                   51,670
Minority interest                                                                             49,360                   56,059
Redeemable preferred stock, including accrued dividends (subject to compromise)              455,736                  442,820

Shareholders' deficit:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
              5,000,000 shares, 589,714 issued and outstanding at
              March 31, 2001 and September 30, 2000                                                6                        6
          Common stock, par $.02, authorized 200,000,000 shares, issued and outstanding 48,641,456 and 48,641,194 at March 31, 2001
              and September 30, 2000                                                             973                      973
          Additional paid-in capital                                                         803,202                  803,202
          Accumulated deficit                                                             (1,118,609)              (1,049,075)
          Accumulated other comprehensive loss                                                  (389)                  (1,789)
          Treasury stock, at cost                                                               (243)                    (243)
-----------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' deficit                                             (315,060)                (246,926)
-----------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' deficit                          $ 3,083,802              $ 3,127,899
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

                                                                   Three months ended                    Six months ended
                                                                        March 31,                             March 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                               2001                 2000              2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Net revenues:
        Inpatient services                                  $   334,275         $   331,084        $   667,974         $   657,411
        Pharmacy and medical supply services                    255,601             232,942            511,175             456,849
        Other revenue                                            40,206              40,817             79,952              77,467
----------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                 630,082             604,843          1,259,101           1,191,727
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Operating expenses                                      575,652             531,313          1,144,653           1,044,727
        Debt restructuring, reorganization costs
          and other charges                                      13,997              36,393             28,206              44,113
Gain on sale of eldercare center                                      -                   -             (1,770)                  -
Loss on sale of eldercare center                                  2,310                   -              2,310                   -
Multicare joint venture restructuring charge                          -                   -                  -             420,000
Depreciation and amortization                                    26,461              29,037             53,387              58,155
Lease expense                                                     9,096               9,486             18,501              19,013
Interest expense (contractual interest for the
        three and six months ended March 31, 2001
        is $56,703 and $116,113, respectively)                   31,613              56,726             65,767             109,502
----------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit, minority interest,
   equity in net loss of unconsolidated affiliates
   and cumulative effect of accounting change                   (29,047)            (58,112)           (51,953)           (503,783)
Income tax benefit                                                    -              (8,455)                 -             (15,735)
----------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest, equity in net loss of
   unconsolidated affiliates and cumulative effect
   of accounting change                                         (29,047)            (49,657)           (51,953)           (488,048)
Minority interest                                                 4,387               6,762              6,198              14,295
Equity in net loss of unconsolidated affiliates                    (814)               (662)            (1,030)             (1,268)
----------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change              (25,474)            (43,557)           (46,785)           (475,021)
Cumulative effect of accounting change                                -                   -                  -             (10,412)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                        (25,474)            (43,557)           (46,785)           (485,433)
Preferred stock dividends                                        11,249              11,375             22,749              19,681
----------------------------------------------------------------------------------------------------------------------------------
Loss attributed to common shareholders                      $   (36,723)        $   (54,932)       $   (69,534)        $  (505,114)
----------------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic and Diluted
           Loss before cumulative effect of accounting
             change                                         $     (0.75)        $     (1.13)       $     (1.43)        $    (10.87)
           Net loss                                         $     (0.75)        $     (1.13)       $     (1.43)        $    (11.10)
           Weighted average shares of common stock           48,641,456          48,640,162         48,641,456          45,498,085
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                  Six months ended
                                                                                                       March 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                                2001              2000
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                                              $ (46,785)        $ (485,433)
       Net charges included in operations not requiring funds                                   93,427            500,948
       Changes in current assets and liabilities excluding the effects of acquisitions
               Accounts receivable                                                             (11,221)            (9,338)
               Accounts payable and accrued expenses                                           (17,562)           (46,271)
               Other, net                                                                       (9,326)             6,588
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities before debt restructuring,
               reorganization costs and other charges                                            8,533            (33,506)
-------------------------------------------------------------------------------------------------------------------------
       Cash paid for debt restructuring, reorganization costs and other charges                (21,902)                 -
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                                   (13,369)           (33,506)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Purchase of marketable securities                                                        (5,195)            (6,007)
       Proceeds on sale of eldercare center                                                      7,010                  -
       Capital expenditures                                                                    (23,256)           (27,958)
       Proceeds from unconsolidated affiliates                                                       -              1,706
       Notes receivable and other investments, and
          other long-term asset additions, net                                                   3,237             (5,676)
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                   (18,204)           (37,935)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
       Net borrowings under working capital revolving credit facilities                         33,349             89,868
       Repayment of long-term debt and payment of sinking fund requirements                       (857)           (38,962)
       Proceeds from issuance of long-term debt                                                      -             10,000
       Proceeds from issuance of common stock                                                        -             50,000
       Debt issuance and debt restructuring costs                                                    -             (4,974)
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                32,492            105,932
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and equivalents                                                               919             34,491
Cash and equivalents
       Beginning of period                                                                      22,948             16,364
-------------------------------------------------------------------------------------------------------------------------
       End of period                                                                         $  23,867         $   50,855
-------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtor-in-Possession)
         Notes To Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Genesis Health Ventures, Inc. and its subsidiaries, ("the Company", "Genesis", "we", or "our") provide a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. These services include healthcare services traditionally provided in eldercare centers and specialty medical services; such as rehabilitation therapy, institutional pharmacy and medical supply services, community-based pharmacies and management services, provided to independent geriatric care providers.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and, subsequent to the Petition Date, all adjustments pursuant to the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7")) for a fair presentation of the financial position and results of operations for the periods presented. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled. Under a confirmed final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts.

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

The Bankruptcy Court approved, on a final basis, borrowings of up to $250,000,000 in respect of the Genesis debtor-in-possession financing facility (the "Genesis DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Bankruptcy Court also approved, on a final basis, borrowings of up to $50,000,000 in respect of the Multicare debtor-in-possession financing facility (the "Multicare DIP Facility") with Mellon Bank, N.A. as Agent and a syndicate of lenders. The Genesis and Multicare Debtors intend to utilize the DIP Facilities of the respective companies and existing cash flows to fund ongoing operations during the Chapter 11 cases. As of March 31, 2001, approximately $165,000,000 of borrowings under the Genesis DIP Facility were outstanding and no borrowings were outstanding under the Multicare DIP Facility.

On or about May 14, 2001, the official committee of Multicare unsecured creditors (the "Multicare Creditors' Committee") appointed in the Multicare Chapter 11 cases filed a motion (the "Trustee Motion") with the Bankruptcy Court requesting entry of an order directing the appointment of a trustee in the Multicare cases. By the Trustee Motion, the Multicare Creditors' Committee seeks the appointment of a trustee to, generally, (a) evaluate and negotiate the various contractual and other relationships between Multicare and Genesis and its related entities, (b) evaluate and prosecute claims of Multicare against Genesis, and (c) propose and seek confirmation of a plan of reorganization for Multicare. Alternatively, the Multicare Creditors' Committee has requested in the Trustee Motion that Multicare be directed to engage in a market bid process with respect to its contractual and other relationships with Genesis. Although there can be no assurances as to the outcome of the Trustee Motion, the Company does not believe that the relief requested in the motion is warranted and intends to vigorously oppose such motion in the Bankruptcy Court. A hearing date on the Trustee Motion is presently scheduled to take place on June 6, 2001, although the Company and the Multicare Creditors' Committee have engaged in discussions concerning, among other related matters, an adjournment of the presently scheduled hearing date.

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

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of March 31, 2001 and September 30, 2000 follows (in thousands):

                                                                        March 31,          September 30,
                                                                          2001                 2000
-------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                   $1,485,247           $1,483,898
     Senior subordinated notes                                            616,643              616,488
     Revenue bonds and other indebtedness                                 130,431              156,937
------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                 $2,232,321           $2,257,323
------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                              56,473               67,574
     Accrued interest (including a $28,331 swap
        termination fee)                                                   86,575               86,855
     Accrued preferred stock dividends on Series G
        Preferred Stock                                                    44,755               34,921
------------------------------------------------------------------------------------------------------
                                                                       $2,420,124           $2,446,673
------------------------------------------------------------------------------------------------------

A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                                         Three                 Six
                                                                     Months Ended          Months Ended
                                                                    March 31, 2001        March 31, 2001
--------------------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:

     Legal, accounting, bank and consulting fees                        $   8,113            $  18,212
     Exit costs of terminated businesses                                      492                  640
     Employee benefit related costs                                         1,892                5,854
------------------------------------------------------------------------------------------------------
                                                                        $  10,497            $  24,706
------------------------------------------------------------------------------------------------------

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

         o Genesis' and/or Multicare's inability to extend required letters of credit in the ordinary course of business;

         o Genesis' and/or Multicare's inability to fund capital and working capital requirements; and

         o   Genesis' and/or Multicare's inability to successfully reorganize.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by HCFA, the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the Resource Utilization Groups ("RUGs") case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999, addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by HCFA and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation ("NeighborCare(R)") to charge Medicaid no more than its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rule relating to Federal Upper Limits was substantially modified, reducing the impact of the new rules on NeighborCare operations.

Pharmacy coverage and cost containment are important policy debates at both the Federal and state levels. Congress has considered proposals to expand Medicare coverage for outpatient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact NeighborCare.

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

4. Long-Term Debt

Long-term debt at March 31, 2001 and September 30, 2000 consists of the following (in thousands):

                                                                                March 31,   September 30,
                                                                                  2001          2000
----------------------------------------------------------------------------------------------------------
Secured debt
     Debtor-in-possession financing facilities                                $    165,000    $    133,000
     Credit facilities                                                           1,485,247       1,483,897
     Mortgage and other secured debt, including unamortized
       debt premium                                                                137,159         158,756
----------------------------------------------------------------------------------------------------------
        Total secured debt                                                       1,787,406       1,775,653
Unsecured debt
     Senior subordinated notes, net of unamortized debt discount                   616,643         616,488
     Notes payable and other unsecured debt                                          8,336           8,623
----------------------------------------------------------------------------------------------------------
        Total unsecured debt                                                       624,979         625,111

Total Debt                                                                       2,412,385       2,400,764
Less:
     Current portion of long-term debt                                            (165,000)       (133,000)
     Long term debt subject to compromise                                       (2,232,321)     (2,257,323)
----------------------------------------------------------------------------------------------------------
Long-term debt                                                                $     15,064    $     10,441
----------------------------------------------------------------------------------------------------------

In connection with the Chapter 11 cases, no principal or interest payments have been made on certain indebtedness incurred by the Company prior to June 22, 2000 ("Prepetition Debt"). With regard to Multicare, no principal or interest payments have been made on $424,110,000 of the Multicare Credit Facility, $250,000,000 of senior subordinated notes and $32,489,000 of other indebtedness. Multicare continues to pay interest on an aggregate outstanding balance of $10,047,000 in connection with two secured loans of subsidiaries not party to the Chapter 11 cases. With regard to Genesis, no principal or interest payments have been made on $371,590,000 of senior subordinated notes and approximately $97,000,000 of other indebtedness. Subsequent to June 22, 2000, Genesis repaid $40,000,000 of Tranche II Prepetition Debt under the Genesis Credit Facility and all interest incurred prior to June 22, 2000 on Prepetition Debt under the Genesis Credit Facility as adequate protection. Interest incurred on $1,061,137,000 of Prepetition Debt under the Genesis Credit Facility subsequent to June 22, 2000 continues to be paid as billed. Genesis is also current in paying interest on balances outstanding under the Genesis Debtor-in-Possession Financing.

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

Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the prepetition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. Through May 9, 2001, borrowings outstanding under the Genesis DIP Facility were $173,000,000. The Genesis DIP Facility provides for the issuance of up to $25,000,000 in standby letters of credit. Through May 9, 2001, there were $2,451,000 in letters of credit issued thereunder, for a total utilization under the Genesis DIP Facility of $175,451,000.

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

On February 14, 2001, Genesis received a waiver from its lenders (the "Genesis DIP Lenders") under the Genesis DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded by Genesis in the fourth quarter of Fiscal 2000. The waiver concerning the minimum EBITDA covenant requirements extended through December 31, 2000. In addition, Genesis received certain amendments to the Genesis DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Genesis EBITDA Amendment"). On April 4, 2001, the Bankruptcy Court granted approval for the payment of an amendment fee related thereto.

                    Multicare Debtor-in-Possession Financing

Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through May 9, 2001, there has been no usage under the Multicare DIP Facility other than standby letters of credit. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. Through May 9, 2001, there were $2,203,000 in letters of credit issued thereunder.

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

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver concerning the minimum EBITDA covenant requirements extended through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Multicare EBITDA Amendment"). On April 4, 2001, the Bankruptcy Court granted approval for the payment of an amendment fee related thereto.

                             Genesis Credit Facility

Genesis and certain of its subsidiaries (excluding Multicare) are borrowers under a prepetition credit facility totaling $1,250,000,000 (the "Genesis Credit Facility"). As of March 31, 2001, $1,061,137,000 was outstanding under the Genesis Credit Facility, which is classified as a liability subject to compromise.

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

                            Multicare Credit Facility

Multicare and certain of its subsidiaries are borrowers under a prepetition credit facility totaling $525,000,000 (the "Multicare Credit Facility"). As of March 31, 2001, $424,110,000 was outstanding under the Multicare Credit Facility, which is classified as a liability subject to compromise.

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

                         Mortgage and Other Secured Debt

At March 31, 2001, the Company has $137,159,000 of mortgage and other secured debt consisting principally of secured revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. With exception to $15,064,000, the aggregate balance of mortgage and other secured debt is classified as liabilities subject to compromise.

Unsecured Debt

                            Senior Subordinated Notes

At March 31, 2001, the following senior subordinated notes, net of discounts, were outstanding (in thousands):

Issuer                                  Maturity Date             Interest Rate       Outstanding Balance
---------------------------------------------------------------------------------------------------------
Genesis                                          2009                     9.88%                  $120,979
Genesis                                          2006                     9.25%                   125,000
Genesis                                          2005                     9.75%                   120,000
Genesis                        Matured and untendered                     9.38%                     1,590
Multicare                                        2007                     9.00%                   249,074
---------------------------------------------------------------------------------------------------------
                                                                                                 $616,643

Genesis and Multicare are in default of the indenture agreements of the above referenced senior subordinated notes. The outstanding balances of the senior subordinated notes are classified as liabilities subject to compromise.

                     Notes Payable and Other Unsecured Debt

Notes payable and other unsecured debt principally consists of seller notes due to the previous owners of businesses acquired.

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

6. Loss Per Share

The following table sets forth the computation of basic and diluted loss attributed to common shares (in thousands, except per share data):

                                             Three           Three            Six             Six
                                             Months          Months          Months         Months
                                             Ended           Ended           Ended           Ended
                                            March 31,       March 31,       March 31,       March 31,
                                              2001            2000            2001            2000
-----------------------------------------------------------------------------------------------------
Basic and Diluted Loss Per Share:

Loss before cumulative effect of
     accounting change                     $ (36,723)      $ (54,932)      $ (69,534)    $ (494,702)
Cumulative effect of accounting
     change                                        -               -               -        (10,412)
---------------------------------------------------------------------------------------------------
Net loss attributed to common
     shareholders                          $ (36,723)      $ (54,932)      $ (69,534)    $ (505,114)
---------------------------------------------------------------------------------------------------

Weighted average shares                       48,641          48,640          48,641         45,498
---------------------------------------------------------------------------------------------------

Loss per share before cumulative
     effect of accounting change           $   (0.75)      $   (1.13)      $   (1.43)    $   (10.87)
Cumulative effect of accounting
     change                                        -               -               -          (0.23)
---------------------------------------------------------------------------------------------------
Loss per share                             $   (0.75)      $   (1.13)      $   (1.43)    $   (11.10)
---------------------------------------------------------------------------------------------------

For the three and six months ended March 31, 2001 and 2000, no exercise of stock options is assumed since their effect is antidilutive.

7. Comprehensive Loss

The following table sets forth the computation of comprehensive loss (in thousands):

                                          Three         Three          Six           Six
                                          Months        Months        Months        Months
                                          Ended         Ended         Ended         Ended
                                         March 31,     March 31,     March 31,     March 31,
                                           2001          2000          2001          2000
------------------------------------------------------------------------------------------
Loss attributed to common
     shareholders                       $ (36,723)   $ (54,932)    $ (69,534)   $ (505,114)
Unrealized gain (loss) on
     marketable securities                    713         (336)        1,400          (597)
------------------------------------------------------------------------------------------
Total comprehensive loss                $ (36,010)   $ (55,268)    $ (68,134)   $ (505,711)
------------------------------------------------------------------------------------------

Accumulated other comprehensive loss, which is composed of net unrealized gains and losses on marketable securities, was ($389,000) and ($1,789,000) at March 31, 2001 and September 30, 2000, respectively.

8. Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", ("SOP 98-5") which requires the costs of start-up activities be expensed as incurred, rather than capitalized and subsequently amortized. The adoption of SOP 98-5 resulted in the write-off of $10,412,000, net of tax, of unamortized start-up costs and is reflected as a cumulative effect of accounting change in the unaudited condensed consolidated statements of operations for the six months ended March 31, 2000.

9. Segment Information

The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) Pharmacy and medical supplies services and (2) Inpatient services.

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 64 institutional pharmacies (three are jointly-owned) and 22 medical supply and home medical equipment distribution centers (four are jointly-owned) located in its various market areas. In addition, the Company operates 29 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 2000 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company, including the jointly-owned Multicare centers.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at its 195 owned and leased eldercare centers, including the jointly-owned Multicare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

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

(in thousands)                            Pharmacy and
                                             Medical
                                             Supply         Inpatient
Three months ended                          Services        Services          Other           Total
------------------------------------------------------------------------------------------------------
March 31, 2001
------------------------------------------------------------------------------------------------------
Revenue from external customers            $  255,601       $  334,275      $ 40,206       $   630,082
Revenue from intersegment
   customers                                   25,088                -        49,190            74,278
Operating income (1)                           21,925           39,827        (7,322)           54,430
Total assets                                1,058,449        1,720,523       304,830         3,083,802
------------------------------------------------------------------------------------------------------
March 31, 2000
------------------------------------------------------------------------------------------------------
Revenue from external customers            $  232,942       $  331,084      $ 40,817       $   604,843
Revenue from intersegment
   customers                                   25,448                -        45,558            71,006
Operating income (1)                           26,612           48,640        (1,722)           73,530
Total assets                                1,088,689        1,797,492       650,891         3,537,072
------------------------------------------------------------------------------------------------------

(in thousands)                            Pharmacy and
                                             Medical
                                             Supply         Inpatient
Six months ended                            Services        Services          Other           Total
------------------------------------------------------------------------------------------------------
March 31, 2001
------------------------------------------------------------------------------------------------------
Revenue from external customers            $  511,175       $  667,974      $ 79,952       $ 1,259,101
Revenue from intersegment
   customers                                   47,258                -        96,205           143,463
Operating income (1)                           45,122           85,568       (16,242)          114,448
Total assets                                1,058,449        1,720,523       304,830         3,083,802
------------------------------------------------------------------------------------------------------
March 31, 2000
------------------------------------------------------------------------------------------------------
Revenue from external customers            $  456,849       $  657,411      $ 77,467       $ 1,191,727
Revenue from intersegment
   customers                                   51,769                -        85,857           137,626
Operating income (1)                           54,306           98,797        (6,103)          147,000
Total assets                                1,088,689        1,797,492       650,891         3,537,072
------------------------------------------------------------------------------------------------------

(1) Operating income is defined as income before interest, income taxes, depreciation, amortization, rent and nonrecurring items. The Company's segment information does not include an allocation of overhead costs, which for the inpatient services segment are between 3% - 4% of inpatient services net revenues, and for the pharmacy and medical supply segment are approximately 1% of the net revenues of that segment. Certain prior year amounts have been reclassified to conform to the current year presentation.

10. Restricted Assets

The Company's cash balance at March 31, 2001 was approximately $23,867,000 ($23,867,000 held by Multicare and $0 held by Genesis). As a result of certain restrictions placed on Multicare and Genesis by their respective senior credit agreements and the automatic stay provisions imposed by the Bankruptcy Court, Genesis and Multicare are precluded from freely transferring funds through intercompany loans, advances or cash dividends. Consequently, the $23,867,000 of cash and other assets held by Multicare at March 31, 2001 is not available to Genesis.

At March 31, 2001, the Company reported restricted investments in marketable securities of $34,493,000 which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends. LHC is not a party to the Chapter 11 cases.

11. ElderTrust Transactions

Effective January 31, 2001, we restructured our relationship with ElderTrust, a Maryland healthcare real estate investment trust (the "ElderTrust Transactions"). The related agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by Genesis and Multicare either directly or through joint ventures. Under its agreement, Genesis assumed the ElderTrust leases subject to certain modifications, including a reduction in Genesis' annual lease expense of $745,000; extended the maturity and reduced the principal balances of loans for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount; and acquired a building previously leased from ElderTrust, which is located on the campus of a Genesis skilled nursing facility, for $1,250,000. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,650,000 in exchange for the outstanding indebtedness. ElderTrust leases the properties back to Multicare under a new ten-year lease with annual rents of $792,000. The net impact of these transactions to the Company was a gain of $2,229,000, which has been deferred over the average term of the lease agreements.

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

We include in inpatient services revenue all room and board charges and ancillary service revenue for our eldercare customers at our 195 owned, leased and Multicare jointly-owned eldercare centers.

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. We provide these services through 64 institutional pharmacies (three are jointly-owned) and 22 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas. In addition, we operate 29 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists.

We include the following service revenue in other revenues: rehabilitation therapy services, management fees charged to 89 independently and jointly owned eldercare centers, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees, respiratory health services and other healthcare related services.

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

                             ElderTrust Transactions

Effective January 31, 2001, we restructured our relationship with ElderTrust, a Maryland healthcare real estate investment trust (the "ElderTrust Transactions"). The related agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by Genesis and Multicare either directly or through joint ventures. Under its agreement, Genesis assumed the ElderTrust leases subject to certain modifications, including a reduction in Genesis' annual lease expense of $745,000; extended the maturity and reduced the principal balances of loans for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount; and acquired a building previously leased from ElderTrust, which is located on the campus of a Genesis skilled nursing facility, for $1,250,000. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that were mortgaged to ElderTrust for principal amounts totaling $19,650,000 in exchange for the outstanding indebtedness. ElderTrust leases the properties back to Multicare under a new ten-year lease with annual rents of $792,000. The net impact of these transactions to the Company was a gain of $2,229,000, which has been deferred over the average term of the lease agreements.

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

On November 27, 2000, Genesis Health Ventures, Inc., along with several subsidiaries, filed an adversary proceeding in the Genesis bankruptcy cases against four related nursing home owners (AGE Institute of Pennsylvania, Inc.; AGE Institute of Massachusetts, Inc.; AGE Institute of Florida, Inc.; and Delaware Valley Convalescent Homes, Inc.); and their parent company AGE Holdings, Inc. The complaint seeks to recover approximately $20,800,000 owed to Genesis through the AGE Contracts, by which Genesis provided services to 20 nursing homes owned by the defendants in Pennsylvania, Massachusetts and Florida. The complaint asserts counts against all defendants for breach of contract, civil conspiracy and unjust enrichment, and against AGE Institute of Pennsylvania, Inc. and AGE Institute of Massachusetts, Inc. for breach of certain trust indentures. On January 4, 2001, the AGE defendants filed a motion to dismiss the claims for conspiracy and for breach of the trust indentures; to dismiss AGE Holdings, Inc., as a defendant; and to strike Genesis' demands for punitive damages and attorneys' fees. Genesis has filed a response to the motion, which is pending. Following a scheduling conference on April 26, 2001, the United States District Court for the District of Delaware circulated a proposed scheduling order which set forth the following deadlines (1) on or before May 21, 2001, defendants shall file their answer to all allegations not subject to a motion to dismiss, and shall include therewith any affirmative defenses and counterclaims; (2) on or before May 21, 2001, the parties shall exchange self-executing disclosures; (3) on or before October 1, 2001, all motions to join other parties shall be filed; (4) on or before March 15, 2002, all fact and expert discovery shall be completed; (5) on or before October 1, 2001, all motions to amend pleadings shall be filed; (6) on or before March 29, 2002, case dispositive motions shall be filed with an opening brief; (7) a pretrial conference will be held on May 2, 2002. Trial is scheduled to commence on June 3, 2002.

                             Sale of Ohio Operations

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

The Company's total net revenues for the quarter ended March 31, 2001 were $630,082,000 compared to $604,843,000 for the quarter ended March 31, 2000, an increase of $25,239,000, or 4%.

Inpatient service revenue increased $3,191,000, or 1%, to $334,275,000 from $331,084,000. Of this increase, approximately $3,008,000 is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"). Approximately $326,000 of the increase resulted from the consolidation of one additional eldercare center previously under joint ownership that became wholly-owned effective January 31, 2001 in connection with the ElderTrust Transactions. Approximately $17,546,000 is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the quarter ended March 31, 2001 was $165 compared to $153 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BBRA on our average Medicare rate per patient day, which increased to $315 for the quarter ended March 31, 2001 compared to $288 for the comparable period in the prior year. The Company's revenue Quality Mix for the quarter ended March 31, 2001 was 51.3% compared to 50.2% for the comparable period in the prior year. These rate and mix increases are offset by a decrease in revenue of approximately $17,689,000 resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 149,378 to 2,020,767 during the quarter ended March 31, 2001 compared to 2,170,145 during the comparable period last year. Of this decrease, 133,209 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 23,847 patient days of three eldercare centers following the P&R and Eldertrust Transactions. A decrease of 22,385 days compared to the comparable period last year is attributed to one additional calendar day in the March 31, 2000 quarter due to a leap year. The remaining decrease of 17,631 patient days is the result of a decrease in overall occupancy.

Pharmacy and medical supply service revenue was $255,601,000 for the quarter ended March 31, 2001 compared to $232,942,000 for the quarter ended March 31, 2000. Pharmacy and medical supply service revenues increased approximately $22,660,000, or 10%, due primarily to net revenue growth with external customers.

Other revenues decreased approximately $611,000 from $40,817,000 to $40,206,000. This decline is partially offset by approximately $3,200,000 due to the consolidation of a respiratory health services business acquired in the fourth fiscal quarter of 2000, and by a decline in revenue of approximately $2,000,000 resulting from the termination of certain management contracts, primarily contracts with AGE Institute. The remaining decrease of approximately $1,800,000 is attributed to a decline in interest income, development fee revenue and a net decline in revenues of other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $44,339,000, or 8%, to $575,652,000 for the quarter ended March 31, 2001 from $531,313,000 for the comparable period in the prior year. This net increase is attributed to approximately $3,900,000 from the consolidation of a respiratory health services business acquired in the fourth fiscal quarter of 2000, approximately $3,062,000 is attributed to the consolidation of the operating expenses of three eldercare centers following the P&R and ElderTrust Transactions, approximately $3,978,000 is attributed to increases in the cost of certain self-insured employee health coverage, approximately $2,745,000 is attributed to higher bad debt provisions; approximately $20,900,000 is attributed to an increase in pharmacy and medical supply cost of sales ($13,600,000 of which is attributed to pharmacy and medical supply revenue volume growth, and $7,300,000 is attributed to price decreases to major customers, the impact of changes in reimbursement, and changes in customer and product mix); and is offset by $16,048,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase in operating expenses of approximately $25,800,000 is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The accelerated operating cost growth rate is attributed to continued pressure on wage and benefit related costs in all of our operating businesses. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels. The downward trend of reimbursement rates to nursing care operators and the cost pressures previously described have adversely impacted customers of our ancillary service businesses, resulting in pricing pressures in those businesses.

During the three months ended March 31, 2001 and 2000, the Company recorded charges in connection with debt restructuring, reorganization costs and other charges; and the loss on the sale of an eldercare center. The following table and discussion provides additional information on these charges.

                                                                             2001              2000
-------------------------------------------------------------------------------------------------------
Debt Restructuring and Reorganization Costs:
   Professional, bank and other fees                                   $   8,113,000      $   5,000,000
   Interest Rate Swap Termination                                                  -         28,339,000
   Employee benefit related costs                                          1,892,000                  -
   Exit costs of terminated businesses                                       492,000                  -
-------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                      $  10,497,000      $  33,339,000
-------------------------------------------------------------------------------------------------------
Other Charges:
   Exit costs and write-offs of unrecoverable assets of a closed
      eldercare center                                                 $           -      $   3,054,000
   Renegotiated pharmacy contract charge                                   3,500,000                  -
-------------------------------------------------------------------------------------------------------
Total other charges                                                    $   3,500,000      $   3,054,000
-------------------------------------------------------------------------------------------------------
Total debt restructuring, reorganization costs and other
   charges                                                             $  13,997,000      $  36,393,000
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Loss on sale of an eldercare center                                    $   2,310,000      $           -
-------------------------------------------------------------------------------------------------------

During the three months ended March 31, 2001, we incurred approximately $10,497,000 of legal, bank, accounting and other costs in connection with our debt restructuring and the Chapter 11 cases. Of these charges, approximately $8,113,000 is attributed to professional, bank and other fees and approximately $1,892,000 pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In addition, we incurred approximately $492,000 of costs associated with exiting certain terminated businesses. The Company expects that such debt restructuring, reorganization costs and other charges will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases. During the three months ended March 31, 2000, the Company began discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the Company's capital structure. During the discussion period, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis senior subordinated debt agreements. In connection with the potential debt restructuring, the Company incurred during the three months ended March 31, 2000 legal, bank, accounting and other professional fees of approximately $5,000,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and asserted a $28,300,000 obligation.

During the three months ended March 31, 2001, we renegotiated the pharmacy supply agreement with our principal supplier of pharmacy related products. These negotiations resulted in more beneficial credit terms and reductions to the pricing on certain products. In connection with this renegotiation, the company paid $3,500,000.

During the quarter ended March 31, 2000, the company decided to close an underperforming eldercare center resulting in a charge of approximately $3,100,000 for certain closure costs and impaired assets at that center.

In April of 2001, the Company sold an operational 121 bed eldercare center for cash consideration of approximately $461,000. The sale resulted in a net loss on sale of approximately $2,310,000 which has been accrued at March 31, 2001.

Depreciation and amortization expense decreased $2,576,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and property, plant and equipment and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $390,000, of which approximately $480,000 is attributed to the sale, closure or lease terminations of certain eldercare centers, offset by an increase of approximately $304,000 attributed to the consolidation of two leased eldercare centers in connection of the P&R Transaction. The remaining decrease of approximately $214,000 is due to the effects of the ElderTrust Transactions; partially offset by growth in the cost of a variable rate lease financing facility and scheduled increases in fixed lease rates.

Interest expense decreased $25,113,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the three months ended March 31, 2001 was $56,703,000, leaving $25,090,000 of interest expense unaccrued for the three months ended March 31, 2001 as a result of the Chapter 11 filings. Contractual interest expense for the three months ended March 31, 2001 was relatively unchanged compared to $56,726,000 for the same period in the prior year due to debt reductions resulting from the Eldertrust Transactions and the Ohio Sale; offset by additional net capital and working capital borrowings and an increase in the Company's weighted average borrowing rate prompted by increases in market rates of interest and higher interest rate spreads charged by the Company's lenders in connection with the Company's worsening financial condition and the Chapter 11 cases.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward benefits during the three months ended March 31, 2001 and consequently, did not report an income tax benefit for the three months ended March 31, 2001. The Company reported a $8,455,000 tax benefit for the three months ended March 31, 2000.

Equity in net loss of unconsolidated affiliates for the three months ended March 31, 2001 was $814,000 compared to $662,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates, as well as the P&R Transaction.

Minority interest decreased $2,375,000 during the three months ended March 31, 2001 to $4,387,000 compared to $6,762,000 for the comparable period in the prior year. This decrease is principally attributed to a lower net loss reported by Multicare and the resulting Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period. The Multicare net loss was reduced during the three months ended March 31, 2001 compared to the comparable period in the prior year, principally due to lower interest expense recognition under SOP 90-7.

Preferred stock dividends decreased $126,000 to $11,249,000 during the three months ended March 31, 2001 compared to $11,375,000 for the comparable period in the prior year. This decrease is attributed to there being one additional day in the quarter ended March 31, 2000 due to a leap year.

Six months ended March 31, 2001 compared to six months ended March 31, 2000

The Company's total net revenues for the six months ended March 31, 2001 were $1,259,101,000 compared to $1,191,727,000 for the six months ended March 31, 2000, an increase of $67,374,000, or 6%.

Inpatient service revenue increased $10,563,000, or 2%, to $667,974,000 from $657,411,000. Of this increase, approximately $6,100,000 is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"). Approximately $326,000 of the increase resulted from the consolidation of one additional eldercare center previously under joint ownership that became wholly-owned effective January 31, 2001 in connection with the ElderTrust Transactions. Approximately $41,546,000 is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the six months ended March 31, 2001 was $163 compared to $150 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BBRA on our average Medicare rate per patient day, which increased to $315 for the six months ended March 31, 2001 compared to $289 for the comparable period in the prior year. The Company's revenue Quality Mix for the six months ended March 31, 2001 was 50.7% compared to 49.6% for the comparable period in the prior year. These rate and mix increases are offset by a decrease in revenue of approximately $37,400,000 resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 282,809 to 4,098,175 during the six months ended March 31, 2001 compared to 4,380,984 during the comparable period last year. Of this decrease, 282,708 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 44,672 patient days of three eldercare centers following the P&R and Eldertrust Transactions. A decrease of 22,385 days compared to the comparable period last year is attributed to one additional calendar day in the March 31, 2000 quarter due to a leap year. The remaining decrease of 22,388 patient days is the result of a decrease in overall occupancy.

Pharmacy and medical supply service revenue was $511,175,000 for the six months ended March 31, 2001 compared to $456,849,000 for the six months ended March 31, 2000. Pharmacy and medical supply service revenues increased approximately $54,326,000, or 12%, due primarily to net revenue growth with external customers.

Other revenues increased approximately $2,485,000 from $77,467,000 to $79,952,000. Approximately $6,500,000 of this increase is attributed to the revenues of a respiratory health services business acquired in the fourth fiscal quarter of 2000, offset by a decline in revenue of approximately $3,400,000 resulting from the termination of certain management contracts, primarily with AGE Institute. The remaining decrease of approximately $614,000 is attributed to a decline in interest income, development fee revenue and a net decline in revenues of other service businesses.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $99,926,000, or 10%, to $1,144,653,000 for the six months ended March 31, 2001 from $1,044,727,000 for the comparable period in the prior year. This net increase is attributed to approximately $7,800,000 from the consolidation of a respiratory health services business acquired in the fourth fiscal quarter of 2000, approximately $5,840,000 is attributed to the consolidation of the operating expenses of three eldercare centers following the P&R and ElderTrust Transactions, approximately $7,700,000 is attributed to increases in the cost of certain self-insured employee health coverage, approximately $4,776,000 is attributed to higher bad debt provisions; approximately $49,000,000 is attributed to an increase in pharmacy and medical supply cost of sales ($32,100,000 of which is attributed to pharmacy and medical supply revenue volume growth, and $16,900,000 is attributed to price decreases to major customers, the impact of changes in reimbursement, and changes in customer and product mix); and is offset by $33,900,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase in operating expenses of approximately $58,700,000 is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The accelerated operating cost growth rate is attributed to continued pressure on wage and benefit related costs in all of our operating businesses. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels. The downward trend of reimbursement rates to nursing care operators and the cost pressures previously described have adversely impacted customers of our ancillary service businesses, resulting in pricing pressures in those businesses.

During the six months ended March 31, 2001 and 2000, the Company recorded charges in connection with the Multicare joint venture restructuring; debt restructuring, reorganization costs and other charges; and a gain/loss on the sale of two eldercare centers. The following table and discussion provides additional information on these charges.

                                                                           2001               2000
-------------------------------------------------------------------------------------------------------

Multicare joint-venture restructuring                                  $           -      $ 420,000,000
-------------------------------------------------------------------------------------------------------
Debt Restructuring and Reorganization Costs:
   Professional, bank and other fees                                   $  18,212,000      $   5,000,000
   Interest Rate Swap Termination                                                  -         28,339,000
   Employee benefit related costs                                          5,854,000                  -
   Stock option redemption program                                                 -          7,720,000
   Exit costs of terminated businesses                                       640,000                  -
-------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                      $  24,706,000      $  41,059,000
-------------------------------------------------------------------------------------------------------
Other Charges:
   Exit costs and write-offs of unrecoverable assets of a closed
      eldercare center                                                 $           -      $   3,054,000
   Renegotiated pharmacy contract charge                                   3,500,000                  -
-------------------------------------------------------------------------------------------------------
Total other charges                                                    $   3,500,000      $   3,054,000
-------------------------------------------------------------------------------------------------------
Total debt restructuring, reorganization costs and other
   charges                                                             $  28,206,000      $  44,113,000
-------------------------------------------------------------------------------------------------------

Gain on sale of an eldercare center                                    $  (1,770,000)     $           -
-------------------------------------------------------------------------------------------------------
Loss on sale of an eldercare center                                    $   2,310,000      $           -
-------------------------------------------------------------------------------------------------------

In connection with the restructuring transaction in the six months ended March 31, 2000, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon our assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

During the six months ended March 31, 2001, we incurred approximately $24,706,000 of legal, bank, accounting and other costs in connection with our debt restructuring and the Chapter 11 cases. Of these charges, approximately $18,212,000 is attributed to professional, bank and other fees and approximately $5,854,000 pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In addition, we incurred approximately $640,000 of costs associated with exiting certain terminated businesses. The Company expects that such debt restructuring, reorganization costs and other charges will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases. During the six months ended March 31, 2000, the Company began discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the Company's capital structure. During the discussion period, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis senior subordinated debt agreements. In connection with the potential debt restructuring, the Company incurred during the three months ended March 31, 2000 legal, bank, accounting and other professional fees of approximately $5,000,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and asserted a $28,300,000 obligation.

During the six months ended March 31, 2000, the Company recorded a non-cash pre tax charge of $7,720,000 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's worsening financial condition and other considerations, the Company determined not to proceed with the Redemption Program, and therefore the $7,720,000 charge recorded in the first quarter of fiscal 2000 was subsequently reversed. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis Common Stock.

During the six months ended March 31, 2001, we renegotiated the pharmacy supply agreement with our principal supplier of pharmacy related products. These negotiations resulted in more beneficial credit terms and reductions to the pricing on certain products. In connection with this renegotiation, the company paid $3,500,000.

In October of 2000, the Company sold an idle 232 bed eldercare center for cash consideration of approximately $7,000,000, resulting in a net gain of approximately $1,770,000. In April of 2001, the Company sold an underperforming 121 bed eldercare center for cash consideration of approximately $461,000. The sale resulted in a net loss of approximately $2,310,000 which has been accrued at March 31, 2001.

Depreciation and amortization expense decreased $4,768,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and property, plant and equipment and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $512,000, of which approximately $1,158,000 is attributed to the sale, closure or lease terminations of certain eldercare centers, offset by an increase of approximately $608,000 attributed to the consolidation of two leased eldercare centers in connection with the P&R Transaction. The remaining increase of approximately $38,000 is attributed to growth in the cost of a variable rate lease financing facility and scheduled increases in fixed lease rates; offset by the effects of the ElderTrust Transactions.

Interest expense decreased $43,735,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the six months ended March 31, 2001 was $116,113,000, leaving $50,346,000 of interest expense unaccrued for the six months ended March 31, 2001 as a result of the Chapter 11 filings. The relative increase in contractual interest expense of $6,611,000 for the six months ended March 31, 2001 compared to the same period in the prior year is the result of additional net capital and working capital borrowings and an increase in the Company's weighted average borrowing rate prompted by increases in market rates of interest and higher interest rate spreads charged by the Company's lenders in connection with the Company's worsening financial condition and the Chapter 11 cases; offset by the effect of debt reductions as a result of the Eldertrust Transactions and the Ohio Sale.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward benefits during the six months ended March 31, 2001 and consequently, did not report an income tax benefit for the six months ended March 31, 2001. The Company reported a $15,735,000 tax benefit for the six months ended March 31, 2000.

Equity in net loss of unconsolidated affiliates for the six months ended March 31, 2001 was $1,030,000 compared to $1,268,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates, as well as the P&R Transaction.

Minority interest decreased $8,097,000 during the six months ended March 31, 2001 to $6,198,000 compared to $14,295,000 for the comparable period in the prior year. This decrease is principally attributed to a lower net loss reported by Multicare and the resulting Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period. The Multicare net loss was reduced during the six months ended March 31, 2001 compared to the comparable period in the prior year, principally due to lower interest expense recognition under SOP 90-7.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. For the six months ended March 31, 2000, the cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $16,400,000 pre tax and $10,412,000 after tax.

Preferred stock dividends increased $3,068,000 to $22,749,000 during the six months ended March 31, 2001 compared to $19,681,000 for the comparable period in the prior year. This increase is attributed to a full six months of accrued dividends for the six months ended March 31, 2001, in connection with the issuance of Series H and Series I Preferred Stock in mid-November, 1999, offset partially by there being one additional day in the six months ended March 31, 2000 due to a leap year.

Liquidity and Capital Resources

            Chapter 11 Bankruptcy and Debtor-In-Possession Financing

On June 22, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries and affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under the Company's and such subsidiaries and affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by the Company and those of its subsidiaries and affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (excluding Multicare and its direct and indirect subsidiaries), b) authorization for Genesis to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Genesis DIP Facility") and authorizing advances in the interim period of up to $150,000,000 out of a possible $250,000,000 facility. On July 18, 2000, the Bankruptcy Court entered the Final

Order approving the $250,000,000 Genesis DIP Facility and permitting full usage thereunder. Usage under the Genesis DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $250,000,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable, as defined and (ii) up to $175,000,000 against real property. The Genesis DIP Facility, which is classified as a current liability, matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar ("LIBO") Rate plus 3.75%. Proceeds of the Genesis DIP Facility are available for general working capital purposes and as a condition of the loan, were required to refinance the $40,000,000 outstanding under the Company's prepetition priority Tranche II sub-facility. Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the prepetition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. As of March 31, 2001 borrowings outstanding under the Genesis DIP Facility were $165,000,000. Through May 9, 2001 borrowings outstanding under the Genesis DIP Facility were $173,000,000. The Genesis DIP Facility provides for the issuance of up to $25,000,000 in standby letters of credit. Through May 9, 2001 there was $2,451,000 in letters of credit issued thereunder for a total utilization under the Genesis DIP Facility of $175,451,000.

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

On February 14, 2001, Genesis received a waiver from its lenders (the "Genesis DIP Lenders") under the Genesis DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded by Genesis in the fourth quarter of Fiscal 2000. The waiver concerning the minimum EBITDA covenant requirements extended through December 31, 2000. In addition, Genesis received certain amendments to the Genesis DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the "Genesis EBITDA Amendment"). On April 4, 2001, the Bankruptcy Court granted approval for the payment of an amendment fee related thereto.

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

         o   fund capital and working capital requirements; and

         o   successfully reorganize.

On June 22, 2000, Multicare and substantially all of its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under Multicare's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through May 9, 2001, there has been no usage under the Multicare DIP Facility, other than for standby letters of credit. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. Through May 9, 2001 there was $2,203,000 in letters of credit issued thereunder.

The obligations of Multicare under the Multicare DIP Facility are jointly and severally guaranteed by each of Multicare's filing affiliates. Pursuant to the agreement, Multicare and each of its affiliates named as borrowers or guarantors under the Multicare DIP Facility have granted to the lenders first priority liens and security interests (subject to valid, perfected, enforceable and nonavoidable liens of record existing immediately prior to the petition date and other carve-outs and exceptions as fully described in the Multicare DIP Facility) in all unencumbered pre- and post- petition property of Multicare. The Multicare DIP Facility also has priority over the liens on all collateral pledged under the Multicare Credit Facility, which collateral includes, but is not limited to, all personal property, including bank accounts and investment property, accounts receivable, inventory, equipment, and general intangibles, substantially all fee owned real property, and the capital stock of Multicare and its borrower and guarantor affiliates.

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

On February 14, 2001, Multicare received a waiver from its lenders (the "Multicare DIP Lenders") under the Multicare DIP Facility for any event of default regarding certain financial covenants relating to minimum EBITDA that may have resulted from asset impairment and other non-recurring charges recorded in the fourth quarter of Fiscal 2000. The waiver concerning the minimum EBITDA covenant requirements extended through December 31, 2000. In addition, Multicare received certain amendments to the Multicare DIP Facility, including an amendment that makes the minimum EBITDA covenant less restrictive in future periods (the Multicare EBITDA Amendment"). On April 4, 2001, the Bankruptcy Court granted approval for the payment of an amendment fee related thereto.

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

On or about May 14, 2001, the official committee of Multicare unsecured creditors (the "Multicare Creditors' Committee") appointed in the Multicare Chapter 11 cases filed a motion (the "Trustee Motion") with the Bankruptcy Court requesting entry of an order directing the appointment of a trustee in the Multicare cases. By the Trustee Motion, the Multicare Creditors' Committee seeks the appointment of a trustee to, generally, (a) evaluate and negotiate the various contractual and other relationships between Multicare and Genesis and its related entities, (b) evaluate and prosecute claims of Multicare against Genesis, and (c) propose and seek confirmation of a plan of reorganization for Multicare. Alternatively, the Multicare Creditors' Committee has requested in the Trustee Motion that Multicare be directed to engage in a market bid process with respect to its contractual and other relationships with Genesis. Although there can be no assurances as to the outcome of the Trustee Motion, the Company does not believe that the relief requested in the motion is warranted and intends to vigorously oppose such motion in the Bankruptcy Court. A hearing date on the Trustee Motion is presently scheduled to take place on June 6, 2001, although the Company and the Multicare Creditors' Committee have engaged in discussions concerning, among other related matters, an adjournment of the presently scheduled hearing date.

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

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of March 31, 2001 and September 30, 2000 follows (in thousands):

                                                                         March 31,         September 30,
                                                                           2001                2000
-------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                    $1,485,247           $1,483,898
     Senior subordinated notes                                             616,643              616,488
     Revenue bonds and other indebtedness                                  130,431              156,937
-------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                  $2,232,321           $2,257,323
-------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                               56,473               67,574
     Accrued interest (including a $28,331 swap
        termination fee)                                                    86,575               86,855
     Accrued preferred stock dividends on Series G
        Preferred Stock                                                     44,755               34,921
-------------------------------------------------------------------------------------------------------
                                                                        $2,420,124           $2,446,673
-------------------------------------------------------------------------------------------------------

A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                                         Three                  Six
                                                                      Months Ended          Months Ended
                                                                     March 31, 2001        March 31, 2001
---------------------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:

     Legal, accounting, bank and consulting fees                         $   8,113            $  18,212
     Exit costs and write-off of unrecoverable assets
        of closed eldercare centers                                            492                  640
     Employee benefit related costs, including
        severance                                                            1,892                5,854
-------------------------------------------------------------------------------------------------------
                                                                         $  10,497            $  24,706
-------------------------------------------------------------------------------------------------------

                               General Operations

At March 31, 2001, the Company reported working capital of $274,382,000 as compared to working capital of $304,241,000 at September 30, 2000. Genesis' cash flow from operations for the six months ended March 31, 2001 was a use of cash of $13,369,000 compared to a use of cash of $33,506,000 for the six months ended March 31, 2000. The improvement in operating cash flows is principally due to the timing of payments to vendors and employees, offset by payments made during the six months ended March 31, 2001 of approximately $21,902,000 for debt restructuring and reorganization costs. The Company's days sales outstanding for the three months ended March 31, 2001 decreased 3 days to 64 days from 67 days for the three months ended December 31, 2000. The Company's cash balance at March 31, 2001 was approximately $23,867,000 ($23,867,000 held by Multicare and $0 held by Genesis). As a result of certain restrictions placed on Multicare and Genesis by their respective senior credit agreements and the automatic stay provisions imposed by the Bankruptcy Court, Genesis and Multicare are precluded from freely transferring funds through intercompany loans, advances or cash dividends. Consequently, the $23,867,000 of cash held by Multicare at March 31, 2001 is not available to Genesis.

At March 31, 2001, the Company reported restricted investments in marketable securities of $34,493,000, which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends. LHC is not a party to the Chapter 11 cases.

Investing activities for the six months ended March 31, 2001 include approximately $23,300,000 of capital expenditures compared to approximately $28,000,000 for the comparable period of the prior year. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in data processing hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, the Company expects to continue to incur capital expenditure costs at levels at or above those for the six months ended March 31, 2001 for the foreseeable future. Cash flows provided by investing activities for the six months ended March 31, 2001 include approximately $7,000,000 of cash proceeds from the sale of an eldercare center located in the Company's Chesapeake region.

Financing activities for the six months ended March 31, 2001 include net borrowings of $32,000,000 under the Genesis DIP Facility.

The Company incurred approximately $24,706,000 of debt restructuring and reorganization costs for the six months ended March 31, 2001. The Company anticipates that such costs will be incurred throughout the duration of the bankruptcy.

The Company has prepetition long-term debt obligations of approximately $2,232,321,000 at March 31, 2001, which are classified as liabilities subject to compromise. Due to the failure to make required debt service payments, meet certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default under substantially all of the related debt agreements. The automatic stay protection afforded by the Chapter 11 cases prevents any action from being taken with regard to any of the defaults under the prepetition debt agreements. The Company continues to pay interest on approximately $1,060,300,000 of the prepetition debt obligations as adequate protection.

For the six months ended March 31, 2001, the Company incurred approximately $18,500,000 of lease obligation costs and expects to continue to incur lease costs at levels approximating those for the six months ended March 31, 2001 for the foreseeable future.

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

Although management believes that cash flow from operations, coupled with available borrowings under the DIP Facilities will be sufficient to fund the Company's working capital requirements throughout the bankruptcy proceedings, there can be no assurances that such capital resources will be sufficient to fund operations until such time as the Company is able to propose a plan or reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court.

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

The Company provides several health insurance options to its employees. Prior to Fiscal 1999, the Company offered a self-insured 80/20 indemnity plan (the "80/20 Plan") and several fully insured HMO's. In late Fiscal 1999, a new self insured indemnity plan (the "Choice Plan") was developed and made available to a limited number of employees. The Choice Plan became available to all employees in January 2000. The Choice Plan enabled employees to take advantage of much lower co-pays that were competitive with HMO co-pays, while still allowing them to go to any provider in the 80/20 Plan preferred provider organization. In Fiscal 2000, the medical and pharmacy utilization levels under the Choice Plan and the 80/20 Plan were greater than the Company anticipated, resulting in additional health insurance costs of approximately $28,000,000. Effective April 1, 2001, the Choice Plan was eliminated from the Company's benefit program and employee co-pays for prescriptions were increased.

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

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by HCFA and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation ("NeighborCare(R)") to charge Medicaid no more than its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rule relating to Federal Upper Limits was substantially modified, reducing the impact of the new rules on NeighborCare operations.

Pharmacy coverage and cost containment are important policy debates at both the Federal and state levels. Congress has considered proposals to expand Medicare coverage for outpatient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact NeighborCare.

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

                     Anticipated Impact of Healthcare Reform

On December 15, 2000, Congress passed the Benefit Improvement and Protection Act of 2000 that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2001, the Company had $1,650,247,000 of debt subject to variable market rates of interest, of which $1,485,247,000 is classified as a liability subject to compromise as a result of our Chapter 11 filings. Genesis continues to accrue and pay interest on approximately $1,226,137,000 of Genesis' variable rate debt. Multicare, as a result of its Chapter 11 cases, ceased accruing and paying interest on all of its variable rate debt following the Petition Date. At March 31, 2001, Genesis and Multicare have no interest rate swap agreements outstanding to manage exposure to increases in market rates of interest.

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

               None


         (b) Reports on Form 8-K

               None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                                      GENESIS HEALTH VENTURES, INC.


Date:  May 17, 2001                   /s/ George V. Hager, Jr.
                                      ---------------------------------------
                                      George V. Hager, Jr.
                                      Executive Vice President and Chief
                                      Financial Officer