Form 10-Q
period 2001-06-30
GENESIS HEALTH VENTURES INC /PA
filed 2001-08-14
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

Note: On July 13, 2001, the Bankruptcy Court approved the Disclosure Statement for the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, (the "Disclosure Statement"), and directed the Debtors to solicit votes with regard to the approval or rejection of the Debtors' Joint Plan of Reorganization.
                              YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 9, 2001: 48,641,456 shares of common stock

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS...........................................2


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements..............................................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................23

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................42

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings................................................................43

         Item 2.  Changes in Securities............................................................46

         Item 3.  Defaults Upon Senior Securities..................................................46

         Item 4.  Submission of Matters to a Vote of Security Holders..............................46

         Item 5.  Other Information................................................................46

         Item 6.  Exhibits and Reports on Form 8-K.................................................46

SIGNATURES.........................................................................................47

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

         o any delays or the inability to confirm or consummate our plan of reorganization;

         o our ability to comply with the provisions of the Genesis debtor-in-possession financing facility;

         o our substantial indebtedness and significant debt service obligations;

         o our default under our senior credit agreements, the Multicare debtor-in-possession financing facility, and our senior subordinated and other notes;

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

         o the impact of health care rules and regulations, including the Medicare Prospective Payment System ("PPS"), the Balanced Budget Refinement Act ("BBRA"), the Benefit Improvement and Protection Act of 2000 ("BIPA"), the Health Insurance Portability and Accountability Act ("HIPAA") and the adoption of any cost containment measures by the federal and state governments;

         o the impact of government regulation, including our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

         o the occurrence of changes in the mix of payment sources utilized by patients to pay for services;

         o the adoption of any cost containment measures by other third party payors;

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

On June 22, 2000, (the "Petition Date") Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, Genesis' 43.6% owned affiliate, The Multicare Companies, Inc. ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires). Both companies are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. These cases, among other factors such as the Company's recurring losses and defaults under various loan agreements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure and losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the accompanying unaudited condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts reported in the accompanying unaudited condensed consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. Additionally, a deadline of December 19, 2000 was established for the assertion of pre-bankruptcy claims against the Company (commonly referred to as a bar date); including contingent, unliquidated or disputed claims, which claims could result in an increase in liabilities subject to compromise as reported in the accompanying unaudited condensed consolidated financial statements. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Genesis debtor-in-possession financing agreement and future financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtors-in-Possession)
                 Unaudited Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                                             June 30,             September 30,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               2001                    2000
-------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Restricted cash and equivalents                                                 $    33,853              $    22,948
          Restricted investments in marketable securities                                      44,529                   27,899
          Accounts receivable, net of allowance for doubtful accounts                         444,442                  446,614
          Inventory                                                                            63,643                   65,637
          Prepaid expenses and other current assets                                            63,691                   54,223
------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                      650,158                  617,321
------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                          1,071,665                1,107,346
Notes receivable and other investments                                                         30,750                   39,244
Other long-term assets                                                                         98,272                  105,726
Investments in unconsolidated affiliates                                                       24,167                   22,956
Goodwill and other intangibles, net                                                         1,207,435                1,235,306
------------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                          $ 3,082,447              $ 3,127,899
------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Deficit:
Current liabilities not subject to compromise:
          Debtor-in-possession financing                                                  $   194,000              $   133,000
          Accounts payable and accrued expenses                                               173,371                  180,080
------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities not subject to compromise                       367,371                  313,080
------------------------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise                                                           2,432,225                2,446,673
Long-term debt                                                                                 14,920                   10,441
Deferred income taxes                                                                          54,082                   54,082
Deferred gain and other long-term liabilities                                                  47,897                   51,670
Minority interest                                                                              47,215                   56,059
Redeemable preferred stock, including accrued dividends (subject to compromise)               462,193                  442,820

Shareholders' deficit:
          Series G Cumulative Convertible Preferred Stock, par $.01, authorized
               5,000,000 shares, 589,714 issued and outstanding at
               June 30, 2001 and September 30, 2000                                                 6                        6
          Common stock, par $.02, authorized 200,000,000 shares, issued and outstanding 48,641,456 and 48,641,194 at June 30, 2001
              and September 30, 2000                                                              973                      973
          Additional paid-in capital                                                          803,202                  803,202
          Accumulated deficit                                                              (1,146,900)              (1,049,075)
          Accumulated other comprehensive loss                                                   (494)                  (1,789)
          Treasury stock, at cost                                                                (243)                    (243)
-------------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' deficit                                              (343,456)                (246,926)
-------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' deficit                           $ 3,082,447              $ 3,127,899
-------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtors-in-Possession)
            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                               Three months ended             Nine months ended
                                                                                    June 30,                       June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              2001           2000           2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues:
        Inpatient services                                                $   344,479    $   331,650    $ 1,012,453    $   989,061
        Pharmacy and medical supply services                                  263,591        240,330        774,766        697,179
        Other revenue                                                          42,671         43,871        122,623        121,338
-----------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                               650,741        615,851      1,909,842      1,807,578
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
        Operating expenses                                                    586,768        551,485      1,731,421      1,596,212
        Debt restructuring, reorganization costs and other charges             20,014         36,202         48,220         80,315
Gain on sale of eldercare center                                                    -              -         (1,770)             -
Loss on sale of eldercare centers                                                   -          7,922          2,310          7,922
Multicare joint venture restructuring charge                                        -              -              -        420,000
Depreciation and amortization                                                  26,688         29,423         80,076         87,578
Lease expense                                                                   9,024          9,661         27,525         28,674
Interest expense (contractual interest for the three and nine months
        ended June 30, 2001 is $50,848 and $166,961, respectively)             27,067         61,180         92,834        170,682
-----------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit, minority interest, equity in net loss of unconsolidated affiliates and cumulative effect
   of accounting change                                                       (18,820)       (80,022)       (70,774)      (583,805)
Income tax benefit                                                                  -        (20,233)             -        (35,968)
-----------------------------------------------------------------------------------------------------------------------------------
Loss before minority interest, equity in net loss of
   unconsolidated affiliates and cumulative effect
   of accounting change                                                       (18,820)       (59,789)       (70,774)      (547,837)
Minority interest                                                               2,077         10,928          8,292         25,223
Equity in net loss of unconsolidated affiliates                                  (173)          (660)        (1,219)        (1,928)
-----------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting change                            (16,916)       (49,521)       (63,701)      (524,542)
Cumulative effect of accounting change                                              -              -              -        (10,412)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                      (16,916)       (49,521)       (63,701)      (534,954)
Preferred stock dividends                                                      11,375         11,416         34,124         31,097
-----------------------------------------------------------------------------------------------------------------------------------
Loss attributed to common shareholders                                    $   (28,291)   $   (60,937)   $   (97,825)   $  (566,051)
-----------------------------------------------------------------------------------------------------------------------------------
Per common share data:
        Basic and Diluted
           Loss before cumulative effect of accounting change             $     (0.58)   $     (1.25)   $     (2.01)   $    (11.94)
           Net loss                                                       $     (0.58)   $     (1.25)   $     (2.01)   $    (12.16)
           Weighted average shares of common stock                         48,641,456     48,641,154     48,641,456     46,542,614
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtors-in-Possession)
            Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                     Nine months ended
                                                                                                          June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  2001              2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                                                 $ (63,701)       $ (534,954)
       Net charges included in operations not requiring funds                                     146,978           543,301
       Changes in current assets and liabilities excluding the effects of acquisitions
               Accounts receivable                                                                (25,085)          (49,060)
               Accounts payable and accrued expenses                                              (35,542)          (61,056)
               Other, net                                                                          (3,116)              570
----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities before debt restructuring,
               reorganization costs and other charges                                              19,534          (101,199)
----------------------------------------------------------------------------------------------------------------------------
       Cash paid for debt restructuring, reorganization costs and other charges                   (35,070)                -
----------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                                      (15,536)         (101,199)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Purchase of restricted investments in marketable securities                                (15,335)           (1,119)
       Proceeds on sale of eldercare centers                                                        7,010            33,000
       Capital expenditures                                                                       (32,530)          (40,006)
       Proceeds from unconsolidated affiliates                                                          -             1,383
       Notes receivable and other investments, and
          other long-term asset additions, net                                                      5,923           (10,345)
----------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                                      (34,932)          (17,087)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Net borrowings under working capital revolving credit facilities                            62,006           140,868
       Repayment of long-term debt and payment of sinking fund requirements                          (633)          (83,339)
       Proceeds from issuance of long-term debt                                                         -            10,000
       Proceeds from issuance of common stock                                                           -            50,000
----------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                   61,373           117,529
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents                                                    10,905              (757)
Restricted cash and equivalents
       Beginning of period                                                                         22,948            16,364
----------------------------------------------------------------------------------------------------------------------------
       End of period                                                                            $  33,853        $   15,607
----------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                 Genesis Health Ventures, Inc. and Subsidiaries
                             (Debtors-in-Possession)
         Notes To Unaudited Condensed Consolidated Financial Statements

1.       Organization and Basis of Presentation

Genesis Health Ventures, Inc. and its subsidiaries, ("the Company", "Genesis", "we", or "our") provide a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. These services include healthcare services traditionally provided in nursing and assisted living centers and specialty medical services; such as rehabilitation therapy, institutional pharmacy and medical supply services, community-based pharmacies and management services, provided to independent geriatric care providers.

Prior to October 1, 1999, Genesis accounted for its 43.6% owned investment in The Multicare Companies, Inc. ("Multicare") using the equity method of accounting. Upon consummation of a restructuring transaction, more fully described in Footnote 6 - Multicare Transaction and its Restructuring, Genesis consolidated the financial results of Multicare since Genesis has managerial, operational and financial control of Multicare under the terms of the Restructuring Agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. For so long as there is a minority interest in Multicare, the minority shareholders' proportionate share of Multicare's net income or loss will be recorded through an adjustment to minority interest. If losses applicable to the minority shareholders exceed the minority interest in the equity of Multicare, such excess and future losses applicable to the minority shareholders will be charged to the consolidated results of Genesis.

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

General.

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

Except for relief that might otherwise be granted by the Bankruptcy Court overseeing the Chapter 11 cases, and further subject to certain statutory exceptions, the automatic stay protection afforded by Chapter 11 of the Bankruptcy Code cases prevents any creditor or other third parties from taking any action in connection with any defaults under prepetition debt obligations or agreements of the Company and those of its subsidiaries or affiliates which are debtors in the Chapter 11 cases (the "Debtors").

Plan of reorganization.

On July 13, 2001, the Bankruptcy Court approved the Disclosure Statement for the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, (the "Disclosure Statement"), and authorized the Debtors to solicit votes with regard to the approval or rejection of the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated July 6, 2001 (as amended or as may be amended, the "Plan"). The Bankruptcy Court has established July 6, 2001 as the record date for determining parties entitled to vote on the Plan and has approved the voting, balloting and solicitation procedures for the Plan. Also, the Bankruptcy Court established procedures for objecting to the confirmation of the Plan and scheduled a confirmation hearing for the Plan for August 28, 2001 (the "Confirmation Hearing").

The Plan calls for the merger of Genesis and Multicare under the Genesis banner, and is supported by both Genesis and Multicare senior bank lenders and the official statutory committees of unsecured creditors in both the Genesis Debtors' cases and Multicare Debtors' cases. The Plan provides for the issuance of new notes and new common and preferred stock by Genesis. Approximately 93 percent of the new common stock will be issued to the Genesis and Multicare senior secured creditors and approximately seven percent of the new common stock to the Genesis and Multicare unsecured creditors. Genesis unsecured creditors will also receive warrants to purchase up to approximately seven percent of the new common stock and Multicare unsecured creditors will receive warrants to purchase up to approximately four percent of the new common stock. Existing holders of Genesis preferred stock, and Genesis and Multicare common stock will not receive any distribution under the Plan.

The Plan is based on extensive negotiations with the holders of the largest claims against the Debtors. The Debtors believe that approval of the Plan is their best chance for emerging from Chapter 11 and returning their businesses to profitability. The confirmation and consummation of the Plan are subject to a number of material conditions including, without limitation, the receipt of the requisite acceptances from various creditor classes to confirm the Plan and the Bankruptcy Court's determination that the Plan satisfies the statutory requirements for confirmation under the Bankruptcy Code. Despite the support of the official statutory committees of both Genesis and Multicare, GMS Group LLC ("GMS"), a member of the official statutory committee of the Genesis unsecured creditors for the Genesis Debtors and, together with its customers, the purported holder of approximately $172,000,000 of Genesis senior subordinated notes is urging all general unsecured creditors to vote against the Plan on the basis that it is not fair and equitable to junior classes of claims. The Debtors believe that GMS's contentions are without merit. The deadline to file objections to the Plan is August 17, 2001. The Court will consider any objections to the Plan at the Confirmation Hearing scheduled for August 28, 2001. There can be no assurances that the Plan as submitted will be confirmed or consummated.

In the event the Plan is confirmed, continuation of the business thereafter is dependent on our ability to achieve successful future operations.

Debtor-in-possession financing.

The Bankruptcy Court approved, on a final basis, borrowings of up to $250,000,000 in respect of the Genesis debtor-in-possession financing facility (the "Genesis DIP Facility") with Mellon Bank, N.A., as Agent, and a syndicate of lenders. The Bankruptcy Court also approved, on a final basis, borrowings of up to $50,000,000 in respect of the Multicare debtor-in-possession financing facility (the "Multicare DIP Facility") with Mellon Bank, N.A., as Agent, and a syndicate of lenders. The Genesis and Multicare Debtors intend to utilize the DIP Facilities of the respective companies and existing cash flows to fund ongoing operations during the Chapter 11 cases. As of June 30, 2001, and August 10, 2001, approximately $194,000,000 and $212,000,000, respectively, of borrowings under the Genesis DIP Facility were outstanding and no borrowings were outstanding under the Multicare DIP Facility.

On June 29, 2001, the Genesis DIP Facility was amended to, among other things, provide for a $40,000,000 increase in the borrowing limits. Except in certain limited circumstances, the amended Genesis DIP Facility restricts the use of such increase to finance the purchase of certain assets.

Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare or Genesis as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

Exit financing facility.

Genesis and Multicare have contemplated and are planning for emergence from bankruptcy. The Plan requires that certain administrative claims and any amounts outstanding under the Genesis DIP Facility and the Multicare DIP Facility be paid on the effective date of such emergence. In addition, the reorganized Genesis will require both working capital financing and financing for its potential acquisitions. On June 21, 2001, Genesis and Multicare filed a motion with and received authorization from the Bankruptcy Court to (1) enter into an exit financing facility commitment letter and certain fee letters with a syndicate of lenders, and (2) make payments for fees and expenses related thereto. The exit financing of $415,000,000 will consist of the following facilities: (1) a $125,000,000 revolving line of credit; (2) a $235,000,000 term loan; and (3) a $55,000,000 delayed draw term loan, (collectively the "Exit Financing Facility"). The Exit Financing Facility will bear interest at a variable base rate plus a margin or LIBOR plus a margin.

Other.

On or about May 14, 2001, the official committee of Multicare unsecured creditors (the "Multicare Creditors' Committee") appointed in the Multicare Chapter 11 cases filed a motion (the "Trustee Motion") with the Bankruptcy Court requesting entry of an order directing the appointment of a trustee in the Multicare cases. The Debtors and the Multicare Creditors' Committee reached an agreement concerning the terms of the plan and, as part of the agreement, the Multicare Creditors' Committee withdrew the Trustee Motion.

Liabilities subject to compromise.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of June 30, 2001 and September 30, 2000 follows (in thousands):

                                                                       June 30,        September 30,
                                                                         2001               2000
---------------------------------------------------------------------------------------------------

Liabilities subject to compromise:

     Revolving credit and term loans                                 $1,484,904         $1,483,898
     Senior subordinated notes                                          616,643            616,488
     Revenue bonds and other indebtedness                               128,639            156,937
--------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise               $2,230,186         $2,257,323
--------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                            64,897             67,574
     Accrued interest (including a $28,331 swap
        termination fee)                                                 87,471             86,855
     Accrued preferred stock dividends on Series G
        Preferred Stock                                                  49,671             34,921
--------------------------------------------------------------------------------------------------
                                                                     $2,432,225         $2,446,673
--------------------------------------------------------------------------------------------------

Genesis has managed Multicare pursuant to certain management services agreements since 1997. Those agreements were negotiated with the majority owners of Multicare at that time. As of the Petition Date, approximately $36,000,000 in deferred fees under the management services agreements, and approximately $57,000,000 on account of pharmacy, rehabilitation, and other ancillary services provided by Genesis to the Multicare Debtors remained outstanding. Following the Petition Date, the Multicare Debtors reviewed and evaluated these claims and their defenses thereto, as well as certain claims that the Multicare Debtors may have against the Genesis Debtors. After consideration of the merits of the claims between the Multicare Debtors and Genesis, and after a series of settlement discussions and negotiations between the parties, a settlement agreement (the "Genesis/Multicare Settlement") was reached whereby each side shall set off their claims against one another and waive and release any and all claims against one another that they may have. The Company will seek approval of the Genesis / Multicare Settlement in connection with confirmation of the Plan.

A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                        Three         Three          Nine          Nine
                                                     Months Ended  Months Ended  Months Ended  Months Ended
                                                       June 30,      June 30,      June 30,      June 30,
                                                         2001          2000          2001          2000
-----------------------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:

     Legal, accounting, bank and consulting fees       $ 10,628      $ 11,102      $ 28,840      $ 16,095
     Exit costs of terminated businesses                  4,264             -         4,904             -
     Employee benefit related costs                       3,022             -         8,876             -
     Interest rate swap termination                           -             -             -        28,300
     Stock option redemption plan                             -             -             -         7,720
---------------------------------------------------------------------------------------------------------
                                                       $ 17,914      $ 11,102      $ 42,620      $ 52,115
---------------------------------------------------------------------------------------------------------


3.       Other Charges

                                                        Three         Three          Nine          Nine
                                                     Months Ended  Months Ended  Months Ended  Months Ended
                                                       June 30,      June 30,      June 30,      June 30,
(in thousands)                                           2001          2000          2001          2000
-----------------------------------------------------------------------------------------------------------
Other Charges:
     Qui tam settlement reserve                        $  2,100      $      -      $  2,100      $      -
     Exit costs and write-offs of unrecoverable
        assets of a closed eldercare center                   -         6,100             -         9,200
     Reserve of trade accounts receivable due
        from healthcare providers that filed for
        chapter 11 protection                                 -        19,000             -        19,000
     Renegotiated pharmacy contract charge                    -             -         3,500             -
---------------------------------------------------------------------------------------------------------
                                                       $  2,100      $ 25,100      $  5,600      $ 28,200
---------------------------------------------------------------------------------------------------------

Certain Debtors of Genesis have agreed to enter into a settlement agreement with the Department of Justice to resolve four pending qui tam suits filed by private citizens under the federal False Claims Act. Each action will be dismissed and a release executed, consistent with the settlement agreement for a total payment of approximately $2,100,000 (accrued for during the three months ended June 30, 2001). The Genesis Debtors dispute the allegations asserted in these actions, and the agreement will contain no admission of liability. The settlement agreement will resolve all claims against the Genesis Debtors in connection with these suits.

During the three months ended June 30, 2000, the Company decided to close two underperforming owned eldercare centers with 415 combined beds. As a result, a charge of $6,100,000 was recorded to account for certain impaired assets of the two owned eldercare centers.

During the nine months ended June 30, 2001, we renegotiated the pharmacy supply agreement with our principal supplier of pharmacy related products. These negotiations resulted in more beneficial credit terms and reductions to the pricing on certain products. In connection with this renegotiation, the company paid $3,500,000.

During the nine months ended June 30, 2000, the Company decided to close three underperforming owned eldercare centers with 545 combined beds. As a result, a charge of approximately $9,200,000 was recorded to account for certain impaired assets of the three owned eldercare centers.

During the nine months ended June 30, 2000, the Company recorded a charge of approximately $19,000,000 to reserve certain trade receivables due from healthcare providers that filed for bankruptcy protection.

4.       Certain Significant Risks and Uncertainties

                                  Going Concern

In connection with the Chapter 11 cases, the Company expects that the Plan will be approved by its creditors and confirmed by the Bankruptcy Court overseeing the Company's Chapter 11 cases. In the event the plan of reorganization is accepted, continuation of the business thereafter is dependent on our ability to achieve successful future operations. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of the Plan, future profitable operations, the ability to comply with the terms of the Genesis DIP Facility and future financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances the Company will be successful in achieving a confirmed plan of reorganization, future profitable operations, compliance with the terms of the Genesis DIP Facility and sufficient cash flows from operations and financing arrangements to meet obligations.

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

Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare or Genesis as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

An event of default and any related borrowing restrictions placed under the Genesis DIP Facility could have a material adverse effect on the financial position of Genesis, resulting in factors including, but not limited to:

         o Genesis' inability to continue funding prepetition senior long term debt interest obligations, which could be disruptive to the ongoing reorganization process;

         o Genesis' inability to extend required letters of credit in the ordinary course of business;

         o Genesis' inability to fund capital and working capital requirements; and

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by the Centers for Medicare and Medicaid Services ("CMS"), formerly the Health Care Financing Administration ("HCFA"), the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the Resource Utilization Groups ("RUGs") case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999, addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation ("NeighborCare(R)") to charge Medicaid no more than its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rule relating to Federal Upper Limits was substantially modified, reducing the impact of the new rules on NeighborCare operations. It is our understanding that the CMS will consider another iteration of generic drug price revisions before the end of 2001. It is too soon to predict the potential impact of such changes.

Pharmacy coverage and cost containment are important policy debates at both the Federal and state levels. Congress has considered proposals to expand Medicare coverage for outpatient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact NeighborCare. Recently the President announced a plan for discount purchasing of prescription drugs for Medicare beneficiaries. Details of the plan are just coming public. Implementation could affect institutional pharmacy services.

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

5.       Long-Term Debt

Long-term debt at June 30, 2001 and September 30, 2000 consists of the following (in thousands):

                                                                                  June 30,     September 30,
                                                                                    2001           2000
------------------------------------------------------------------------------------------------------------
Secured debt
     Debtor-in-possession financing facilities                                 $    194,000     $    133,000
     Credit facilities                                                            1,484,904        1,483,897
     Mortgage and other secured debt, including unamortized
       debt premium                                                                 135,223          158,756
------------------------------------------------------------------------------------------------------------
        Total secured debt                                                        1,814,127        1,775,653

Unsecured debt
     Senior subordinated notes, net of unamortized debt discount                    616,643          616,488
     Notes payable and other unsecured debt                                           8,336            8,623
------------------------------------------------------------------------------------------------------------
        Total unsecured debt                                                        624,979          625,111

Total Debt                                                                        2,439,106        2,400,764
Less:
     Current portion of long-term debt                                             (194,000)        (133,000)
     Long term debt subject to compromise                                        (2,230,186)      (2,257,323)
------------------------------------------------------------------------------------------------------------
Long-term debt                                                                 $     14,920     $     10,441
------------------------------------------------------------------------------------------------------------

In connection with the Chapter 11 cases, no principal or interest payments have been made on certain indebtedness incurred by the Company prior to June 22, 2000 ("Prepetition Debt"). With regard to Multicare, no principal or interest payments have been made on $424,110,000 of the Multicare Credit Facility, $250,000,000 of senior subordinated notes and $30,206,000 of other indebtedness. Multicare continues to pay interest on an aggregate outstanding balance of $9,920,000 in connection with two secured loans of subsidiaries not party to the Chapter 11 cases. With regard to Genesis, no principal or interest payments have been made on $371,590,000 of senior subordinated notes and approximately $95,000,000 of other indebtedness. Subsequent to June 22, 2000, Genesis repaid $40,000,000 of Tranche II Prepetition Debt under the Genesis Credit Facility and all interest incurred prior to June 22, 2000 on Prepetition Debt under the Genesis Credit Facility as adequate protection. Interest incurred on $1,060,794,000 of Prepetition Debt under the Genesis Credit Facility subsequent to June 22, 2000 continues to be paid as billed. Genesis is also current in paying interest on balances outstanding under the Genesis Debtor-in-Possession Financing.

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

The Genesis DIP Facility limits, among other things, the Company's ability to incur additional indebtedness or contingent obligations, to permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends and to merge or consolidate with any other person. The Genesis DIP Facility contains customary representations, warranties and covenants, including certain financial covenants relating to Minimum EBITDA, occupancy and Genesis DIP Facility usage amounts and maximum capital expenditures. The breach of any such provisions, to the extent not waived or cured within any applicable grace or cure periods, could result in the Company's inability to obtain further advances under the Genesis DIP Facility and the potential exercise of remedies by the Genesis DIP Facility lenders (without regard to the automatic stay unless reimposed by the Bankruptcy Court) which could materially impair the ability of the Company to successfully reorganize under Chapter 11.

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

On June 29, 2001, the Genesis DIP Facility was amended to, among other things, provide for a $40,000,000 increase in the borrowing limits, thereby increasing the commitment limit to $290,000,000. Except in certain limited circumstances, the amended Genesis DIP Facility restricts the use of such increase to finance the purchase of the certain assets. The Bankruptcy Court granted approval for the amendment to the Genesis DIP Facility, and the payment of an amendment fee related thereto. Through August 10, 2001, borrowings outstanding under the Genesis DIP Facility were $212,000,000. The Genesis DIP Facility provides for the issuance of up to $25,000,000 in standby letters of credit. Through August 10, 2001, there were $2,451,000 in letters of credit issued thereunder, for a total utilization under the Genesis DIP Facility of $214,451,000.

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

Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare or Genesis as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP facility.

                             Genesis Credit Facility

Genesis and certain of its subsidiaries (excluding Multicare) are borrowers under a prepetition credit facility totaling $1,250,000,000 (the "Genesis Credit Facility"). As of June 30, 2001, $1,060,794,000 was outstanding under the Genesis Credit Facility, which is classified as a liability subject to compromise.

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

Multicare Credit Facility

Multicare and certain of its subsidiaries are borrowers under a prepetition credit facility totaling $525,000,000 (the "Multicare Credit Facility"). As of June 30, 2001, $424,110,000 was outstanding under the Multicare Credit Facility, which is classified as a liability subject to compromise.

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

                         Mortgage and Other Secured Debt

At June 30, 2001, the Company has $135,223,000 of mortgage and other secured debt consisting principally of secured revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. With the exception of $14,920,000, the aggregate balance of mortgage and other secured debt is classified as liabilities subject to compromise.

Unsecured Debt

                            Senior Subordinated Notes

At June 30, 2001, the following senior subordinated notes, net of discounts, were outstanding (in thousands):

Issuer                                   Maturity Date              Interest Rate        Outstanding Balance
------------------------------------------------------------------------------------------------------------
Genesis                                           2009                      9.88%                   $120,979
Genesis                                           2006                      9.25%                    125,000
Genesis                                           2005                      9.75%                    120,000
Genesis                         Matured and untendered                      9.38%                      1,590
Multicare                                         2007                      9.00%                    249,074
------------------------------------------------------------------------------------------------------------
                                                                                                    $616,643

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

6.       Multicare Transaction and its Restructuring

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

7.       Loss Per Share

The following table sets forth the computation of basic and diluted loss attributed to common shares (in thousands, except per share data):

                                                Three           Three            Nine           Nine
                                                Months          Months          Months         Months
                                                Ended           Ended           Ended          Ended
                                               June 30,        June 30,        June 30,       June 30,
                                                 2001            2000            2001           2000
-------------------------------------------------------------------------------------------------------
Basic and Diluted Loss Per Share:

Loss before cumulative effect of
     accounting change                       $  (28,291)      $ (60,937)      $ (97,825)    $ (555,639)
Cumulative effect of accounting
     change                                           -               -               -        (10,412)
-------------------------------------------------------------------------------------------------------
Net loss attributed to common
     shareholders                            $  (28,291)      $ (60,937)      $ (97,825)    $ (566,051)
-------------------------------------------------------------------------------------------------------
Weighted average shares                          48,641          48,641          48,641         46,543
-------------------------------------------------------------------------------------------------------
Loss per share before cumulative
     effect of accounting change             $    (0.58)      $   (1.25)      $   (2.01)    $   (11.94)
Cumulative effect of accounting
     change                                           -               -               -          (0.22)
-------------------------------------------------------------------------------------------------------
Loss per share                               $    (0.58)      $   (1.25)      $   (2.01)    $   (12.16)
-------------------------------------------------------------------------------------------------------

For the three and nine months ended June 30, 2001 and 2000, no exercise of stock options is assumed since their effect is antidilutive.

8.       Comprehensive Loss

The following table sets forth the computation of comprehensive loss (in thousands):

                                              Three            Three            Nine         Nine
                                              Months           Months          Months       Months
                                              Ended            Ended           Ended        Ended
                                             June 30,         June 30,        June 30,     June 30,
                                               2001             2000            2001         2000
-----------------------------------------------------------------------------------------------------
Loss attributed to common
     shareholders                           $ (28,291)       $ (60,937)     $ (97,825)   $ (566,051)
Unrealized gain (loss) on
     marketable securities                       (105)            (154)         1,295          (750)
-----------------------------------------------------------------------------------------------------
Total comprehensive loss                    $ (28,396)       $ (61,091)     $ (96,530)   $ (566,801)
-----------------------------------------------------------------------------------------------------

Accumulated other comprehensive loss, which is composed of net unrealized gains and losses on marketable securities, was ($494,000) and ($1,789,000) at June 30, 2001 and September 30, 2000, respectively.

9.       Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the AICPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", ("SOP 98-5") which requires the costs of start-up activities be expensed as incurred, rather than capitalized and subsequently amortized. The adoption of SOP 98-5 resulted in the write-off of $10,412,000, net of tax, of unamortized start-up costs and is reflected as a cumulative effect of accounting change in the unaudited condensed consolidated statements of operations for the nine months ended June 30, 2000.

10.      Segment Information

The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) Pharmacy and medical supplies services and (2) Inpatient services.

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 61 institutional pharmacies (three are jointly-owned) and 20 medical supply and home medical equipment distribution centers (four are jointly-owned) located in its various market areas. In addition, the Company operates 29 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 2000 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company, including the jointly-owned Multicare centers.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at its 191 owned and leased eldercare centers, including the jointly-owned Multicare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

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


(in thousands)                             Pharmacy and
                                              Medical
                                              Supply           Inpatient
Three months ended                           Services           Services         Other            Total
----------------------------------------------------------------------------------------------------------
June 30, 2001
----------------------------------------------------------------------------------------------------------
Revenue from external customers              $ 263,591         $ 344,479        $42,671          $ 650,741
Revenue from intersegment
   Customers                                    25,525                 -         49,332             74,857
Operating income (1)                            26,347            44,772         (7,146)            63,973
Total assets                                 1,049,675         1,724,187        308,585          3,082,447
----------------------------------------------------------------------------------------------------------
June 30, 2000
----------------------------------------------------------------------------------------------------------
Revenue from external customers              $ 240,330         $ 331,650       $ 43,871          $ 615,851
Revenue from intersegment
   Customers                                    25,560                 -         48,074             73,634
Operating income (1)                            23,163            50,159         (8,956)            64,366
Total assets                                 1,082,993         1,758,026        606,535          3,447,554
----------------------------------------------------------------------------------------------------------



(in thousands)                             Pharmacy and
                                              Medical
                                              Supply           Inpatient
Nine months ended                            Services           Services         Other            Total
----------------------------------------------------------------------------------------------------------
June 30, 2001
----------------------------------------------------------------------------------------------------------
Revenue from external customers              $ 774,766       $ 1,012,453       $122,623        $ 1,909,842
Revenue from intersegment
   customers                                    72,783                 -        145,537            218,320
Operating income (1)                            71,469           130,340        (23,388)           178,421
Total assets                                 1,049,675         1,724,187        308,585          3,082,447
----------------------------------------------------------------------------------------------------------
June 30, 2000
----------------------------------------------------------------------------------------------------------
Revenue from external customers              $ 697,179         $ 989,061      $ 121,338        $ 1,807,578
Revenue from intersegment
   customers                                    77,329                 -        134,034            211,363
Operating income (1)                            76,908           146,907        (12,449)           211,366
Total assets                                 1,082,993         1,758,026        606,535          3,447,554
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

11.      Restricted Assets

The Company's cash balance at June 30, 2001 was approximately $33,853,000 ($33,853,000 held by Multicare and $0 held by Genesis). As a result of certain restrictions placed on Multicare and Genesis by their respective senior credit agreements and the automatic stay provisions imposed by the Bankruptcy Court, Genesis and Multicare are precluded from freely transferring funds through intercompany loans, advances or cash dividends. Consequently, the $33,853,000 of cash and other assets held by Multicare at June 30, 2001 is not available to Genesis.

At June 30, 2001, the Company reported restricted investments in marketable securities of $44,529,000 which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends. LHC is not a party to the Chapter 11 cases.

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

We include in inpatient services revenue all room and board charges and ancillary service revenue for our eldercare customers at our 191 owned, leased and Multicare jointly-owned eldercare centers.

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. We provide these services through 61 institutional pharmacies (three are jointly-owned) and 20 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas. In addition, we operate 29 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists.

We include the following service revenue in other revenues: rehabilitation therapy services, management fees charged to 88 independently and jointly owned eldercare centers, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees, respiratory health services and other healthcare related services.

Certain Transactions and Events

                     Liquidity and Going Concern Assumption

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as a result of the Bankruptcy cases and circumstances relating to this event, including the Company's leveraged financial structure, losses from operations and defaults under various loan agreements, such realization of assets and liquidation of liabilities is subject to significant uncertainty. While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Further, a confirmed plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a confirmed plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Genesis debtor-in-possession financing agreement and future financing agreements and the ability to generate sufficient cash flow from operations and financing arrangements to meet obligations.

Our financial difficulties are attributed to a number of factors. First, the federal government has made fundamental changes to the reimbursement for medical services provided to eligible individuals. The changes have had a significant negative impact on the healthcare industry as a whole and on our cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of less than fair reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors have adversely affected our cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we were too highly leveraged to service our debt, including our long-term lease obligations.

On July 13, 2001, the Bankruptcy Court approved the Disclosure Statement for the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, (the "Disclosure Statement"), and authorized the Debtors to solicit votes with regard to the approval or rejection of the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated July 6, 2001 (as amended or as may be amended, the "Plan"). The Bankruptcy Court has established July 6, 2001 as the record date for determining parties entitled to vote on the Plan and has approved the voting, balloting and solicitation procedures for the Plan. Also, the Bankruptcy Court established procedures for objecting to the confirmation of the Plan and scheduled a confirmation hearing for the Plan for August 28, 2001 (the "Confirmation Hearing").

The Plan calls for the merger of Genesis and Multicare under the Genesis banner, and is supported by both Genesis and Multicare senior bank lenders and the official statutory committees of unsecured creditors in both the Genesis Debtors' cases and Multicare Debtors' cases. The Plan provides for the issuance of new notes and new common and preferred stock by Genesis. Approximately 93 percent of the new common stock will be issued to the Genesis and Multicare senior secured creditors and approximately seven percent of the new common stock to the Genesis and Multicare unsecured creditors. Genesis unsecured creditors will also receive warrants to purchase up to approximately seven percent of the new common stock and Multicare unsecured creditors will receive warrants to purchase up to approximately four percent of the new common stock. Existing holders of Genesis preferred stock, and Genesis and Multicare common stock will not receive any distribution under the Plan.

The Plan is based on extensive negotiations with the holders of the largest claims against the Debtors. The Debtors believe that approval of the Plan is their best chance for emerging from Chapter 11 and returning their businesses to profitability. The confirmation and consummation of the Plan are subject to a number of material conditions including, without limitation, the receipt of the requisite acceptances from various creditor classes to confirm the Plan and the Bankruptcy Court's determination that the Plan satisfies the statutory requirements for confirmation under the Bankruptcy Code. Despite the support of the official statutory committees of both Genesis and Multicare, GMS Group LLC ("GMS"), a member of the official statutory committee of the Genesis unsecured creditors for the Genesis Debtors and, together with its customers, the purported holder of approximately $172,000,000 of Genesis senior subordinated notes is urging all general unsecured creditors to vote against the Plan on the basis that it is not fair and equitable to junior classes of claims. The Debtors believe that GMS's contentions are without merit. The deadline to file objections to the Plan is August 17, 2001. The Court will consider any objections to the Plan at the Confirmation Hearing scheduled for August 28, 2001. There can be no assurances that the Plan as submitted will be confirmed or consummated.

In the event the Plan is confirmed, continuation of the business thereafter is dependent on our ability to achieve successful future operations.

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

On November 27, 2000, Genesis Health Ventures, Inc., along with several subsidiaries, filed an adversary proceeding in the Genesis bankruptcy cases against four related nursing home owners (AGE Institute of Pennsylvania, Inc.; AGE Institute of Massachusetts, Inc.; AGE Institute of Florida, Inc.; and Delaware Valley Convalescent Homes, Inc.); and their parent company AGE Holdings, Inc. (collectively, the "AGE Entities"). The complaint seeks to recover approximately $20,800,000 owed to Genesis through the AGE Contracts, by which Genesis provided services to 20 nursing homes owned by the defendants in Pennsylvania, Massachusetts and Florida. The complaint asserts counts against all defendants for breach of contract, civil conspiracy and unjust enrichment, and against AGE Institute of Pennsylvania, Inc. and AGE Institute of Massachusetts, Inc. for breach of certain trust indentures. In response, the AGE Entities filed counterclaims against the Genesis Debtors alleging violations of RICO, fraud, lender liability, breach of fiduciary duty, breach of management agreements, breach of professional standards / professional negligence, conversion, interference with business relations, and conspiracy. The counterclaims seek punitive, compensatory, and / exemplary damages, as well as claims to invalidate certain working capital and subordinated loan obligations of the AGE Entities to the Genesis Debtors. The counterclaims further seek administrative expense treatment of any amount found due to the AGE Entities for post-petition damages. While the Genesis Debtors believe that the counterclaims have no merit, in the event the AGE Entities were to prevail on their counterclaims, such counterclaims could exceed the claims of the Genesis Debtors against the AGE Entities. The AGE Entities have filed proofs of claim (in unliquidated amounts) in the Genesis Bankruptcy Cases in connection with their counterclaims. It is anticipated that the adversary proceeding will not be tried until the summer of 2002. It should be noted that any recovery against the AGE Entities is uncertain.

                             Sale of Ohio Operations

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

The Company's total net revenues for the quarter ended June 30, 2001 were $650,741,000 compared to $615,851,000 for the quarter ended June 30, 2000, an increase of $34,890,000, or 6%.

Inpatient service revenue increased $12,829,000, or 4%, to $344,479,000 from $331,650,000. Of this increase, approximately $2,824,000 is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"). Approximately $551,000 of the increase resulted from the consolidation of one additional eldercare center previously under joint ownership that became wholly-owned effective January 31, 2001 in connection with the ElderTrust Transactions. Approximately $20,719,000 is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the quarter ended June 30, 2001 was $165 compared to $155 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effects of the BIPA on our average Medicare rate per patient day, which increased to $336 for the quarter ended June 30, 2001 compared to $299 for the comparable period in the prior year. The Company's revenue Quality Mix for the quarter ended June 30, 2001 was 51.8% compared to 50.8% for the comparable period in the prior year. These rate and mix increases are offset by a decrease in revenue of approximately $11,265,000 resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 110,935 to 2,025,241 during the quarter ended June 30, 2001 compared to 2,136,176 during the comparable period last year. Of this decrease, 101,716 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 26,348 patient days of three eldercare centers following the P&R and Eldertrust Transactions. The remaining decrease of 35,567 patient days is the result of a decrease in overall occupancy.

Pharmacy and medical supply service revenue was $263,591,000 for the quarter ended June 30, 2001 compared to $240,330,000 for the quarter ended June 30, 2000. Pharmacy and medical supply service revenues increased approximately $23,261,000, or 10%, due primarily to net revenue growth with external customers.

Other revenues decreased approximately $1,200,000 from $43,871,000 to $42,671,000. This decline is partially attributed to a reduction in revenue of approximately $2,000,000 resulting from the termination of certain management contracts, primarily contracts with AGE Institute. The remaining increase of approximately $800,000 is attributed to a net increase in revenues of other service businesses offset by a decline in interest income and development fee revenue.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $35,283,000, or 6%, to $586,768,000 for the quarter ended June 30, 2001 from $551,485,000 for the comparable period in the prior year. This net increase is attributed to approximately $3,320,000 from the consolidation of the operating expenses of three eldercare centers following the P&R and ElderTrust Transactions, approximately $3,940,000 is attributed to increases in the cost of certain self-insured employee health coverage, approximately $2,101,000 is attributed to higher bad debt provisions; approximately $17,100,000 is attributed to an increase in pharmacy and medical supply cost of sales ($13,800,000 of which is attributed to pharmacy and medical supply revenue volume growth, and $3,300,000 is attributed to changes in customer and product mix); and is offset by $9,037,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase in operating expenses of approximately $17,859,000 is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The operating cost growth is attributed to continued pressure on wage and benefit related costs in all of our operating businesses. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels. The downward trend of reimbursement rates to nursing care operators and the cost pressures previously described have adversely impacted customers of our ancillary service businesses, resulting in pricing pressures in those businesses.

During the three months ended June 30, 2001 and 2000, the Company recorded charges in connection with debt restructuring, reorganization costs and other charges; and the loss on the sale of eldercare centers. The following table and discussion provides additional information on these charges.

                                                                             2001                2000
---------------------------------------------------------------------------------------------------------
Debt Restructuring and Reorganization Costs:
   Professional, bank and other fees                                   $   10,628,000       $  11,102,000
   Employee benefit related costs                                           3,022,000                   -
   Exit costs of terminated businesses                                      4,264,000                   -
---------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                      $   17,914,000       $  11,102,000
---------------------------------------------------------------------------------------------------------
Other Charges:
   Qui tam settlement reserve                                          $    2,100,000       $           -
   Exit costs and write-offs of unrecoverable assets of closed
      eldercare centers                                                             -           6,100,000
   Reserve of trade accounts receivable due from healthcare
      providers that filed for chapter 11 protection                   $            -       $  19,000,000
---------------------------------------------------------------------------------------------------------
Total other charges                                                    $    2,100,000       $  25,100,000
---------------------------------------------------------------------------------------------------------
Total debt restructuring, reorganization costs and other
   charges                                                             $   20,014,000       $  36,202,000
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Loss on sale of eldercare centers                                      $            -       $   7,922,000
---------------------------------------------------------------------------------------------------------

During the three months ended June 30, 2001, we incurred approximately $17,914,000 of legal, bank, accounting and other costs in connection with our debt restructuring and the Chapter 11 cases. Of these charges, approximately $10,628,000 is attributed to professional, bank and other fees and approximately $3,022,000 pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In addition, we incurred approximately $4,264,000 of costs associated with exiting certain terminated businesses. The Company expects that such debt restructuring, reorganization costs and other charges will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases.

During the three months ended June 30, 2000, the Company continued discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the Company's capital structure. During the discussion period, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis senior subordinated debt agreements. In connection with the potential debt restructuring, the Company incurred during the three months ended June 30, 2000 legal, bank, accounting and other professional fees of approximately $11,102,000.

Certain Debtors of Genesis have agreed to enter into a settlement agreement with the Department of Justice to resolve four pending qui tam suits filed by private citizens under the federal False Claims Act. Each action will be dismissed and a release executed, consistent with the settlement agreement for a total payment of approximately $2,100,000 (accrued for during the three months ended June 30, 2001). The Genesis Debtors dispute the allegations asserted in these actions, and the agreement will contain no admission of liability. The settlement agreement will resolve all claims against the Genesis Debtors in connection with these suits.

During the quarter ended June 30, 2000, the Company decided to close two underperforming owned eldercare centers with 415 combined beds. As a result, a charge of $6,100,000 was recorded to account for certain impaired assets of the two owned eldercare centers.

During the quarter ended June 30, 2000, the Company recorded a charge of approximately $19,000,000 to reserve certain trade receivables due from healthcare providers that filed for bankruptcy protection.

Effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000 for the quarter ended June 30, 2000.

Depreciation and amortization expense decreased $2,735,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and property, plant and equipment and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $637,000, of which approximately $641,000 is attributed to the sale, closure or lease terminations of certain eldercare centers, offset by an increase of approximately $306,000 attributed to the consolidation of two leased eldercare centers in connection of the P&R Transaction. The remaining decrease of approximately $302,000 is due to the effects of the ElderTrust Transactions; partially offset by growth in the cost of a variable rate lease financing facility and scheduled increases in fixed lease rates.

Interest expense decreased $34,113,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the three months ended June 30, 2001 was $50,848,000, leaving $23,781,000 of interest expense unaccrued for that period as a result of the Chapter 11 filings. Contractual interest expense for the three months ended June 30, 2001 decreased by $10,332,000 compared to $61,180,000 for the same period in the prior year. Approximately $14,262,000 of the decrease is primarily attributed to a lower weighted average borrowing rate and offset by additional net capital and working capital borrowings under the Genesis DIP Facility resulting in additional interest expense of approximately $3,930,000.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward benefits during the three months ended June 30, 2001 and consequently, did not report an income tax benefit for the three months ended June 30, 2001. The Company reported a $20,233,000 tax benefit for the three months ended June 30, 2000.

Equity in net loss of unconsolidated affiliates for the three months ended June 30, 2001 was $173,000 compared to $660,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates, as well as the P&R Transaction.

Minority interest decreased $8,851,000 during the three months ended June 30, 2001 to $2,077,000 compared to $10,928,000 for the comparable period in the prior year. This decrease is principally attributed to a lower net loss reported by Multicare and the resulting Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period. The Multicare net loss was reduced during the three months ended June 30, 2001 compared to the comparable period in the prior year, principally due to lower interest expense recognition under SOP 90-7.

Preferred stock dividends decreased $41,000 to $11,375,000 during the three months ended June 30, 2001 compared to $11,416,000 for the comparable period in the prior year.


Nine months ended June 30, 2001 compared to nine months ended June 30, 2000

The Company's total net revenues for the nine months ended June 30, 2001 were $1,909,842,000 compared to $1,807,578,000 for the nine months ended June 30, 2000, an increase of $102,264,000, or 6%.

Inpatient service revenue increased $23,392,000, or 2%, to $1,012,453,000 from $989,061,000. Of this increase, approximately $8,922,000 is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"). Approximately $877,000 of the increase resulted from the consolidation of one additional eldercare center previously under joint ownership that became wholly-owned effective January 31, 2001 in connection with the ElderTrust Transactions. Approximately $62,234,000 is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. The Company's average rate per patient day for the nine months ended June 30, 2001 was $165 compared to $152 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BBRA and BIPA on our average Medicare rate per patient day, which increased to $323 for the nine months ended June 30, 2001 compared to $292 for the comparable period in the prior year. The Company's revenue Quality Mix for the nine months ended June 30, 2001 was 51.1% compared to 50.0% for the comparable period in the prior year. These rate and mix increases are offset by a decrease in revenue of approximately $48,641,000 resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 393,746 to 6,123,416 during the nine months ended June 30, 2001 compared to 6,517,162 during the comparable period last year. Of this decrease, 384,424 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 71,020 patient days of three eldercare centers following the P&R and Eldertrust Transactions. A decrease of 22,385 days compared to the comparable period last year is attributed to one additional calendar day in the June 30, 2000 period due to a leap year. The remaining decrease of 57,957 patient days is the result of a decrease in overall occupancy.

Pharmacy and medical supply service revenue was $774,766,000 for the nine months ended June 30, 2001 compared to $697,179,000 for the nine months ended June 30, 2000. Pharmacy and medical supply service revenues increased approximately $77,587,000, or 11%, due primarily to net revenue growth with external customers.

Other revenues increased approximately $1,285,000 from $121,338,000 to $122,623,000. Approximately $6,685,000 of this increase is attributed to a net increase in revenues of other service businesses, offset by a decline in interest income and development fee revenue. The remaining reduction in other revenue of approximately $5,400,000 is attributed to the termination of certain management contracts, primarily with AGE Institute.

The Company's operating expenses before depreciation, amortization, lease expense, interest expense and certain charges, more fully described in paragraphs that follow, increased $135,209,000, or 8%, to $1,731,421,000 for the nine months ended June 30, 2001 from $1,596,212,000 for the comparable period in the prior year. Of the net increase, approximately $9,161,000 is attributed to the consolidation of the operating expenses of three eldercare centers following the P&R and ElderTrust Transactions, approximately $11,633,000 is attributed to increases in the cost of certain self-insured employee health coverage, approximately $6,877,000 is attributed to higher bad debt provisions; approximately $66,100,000 is attributed to an increase in pharmacy and medical supply cost of sales ($46,000,000 of which is attributed to pharmacy and medical supply revenue volume growth, and $20,100,000 is attributed to changes in customer and product mix); and is offset by $43,477,000 of operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. The remaining increase in operating expenses of approximately $84,915,000 is attributed to growth in labor related costs, property and liability insurance related costs and general inflationary cost increases.

The operating cost growth is attributed to continued pressure on wage and benefit related costs in all of our operating businesses. The Company and the industry continue to experience significant shortages in qualified professional clinical staff. As the demand for these services continually exceeds the supply of available and qualified staff, the Company and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, the Company and industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels. The downward trend of reimbursement rates to nursing care operators and the cost pressures previously described have adversely impacted customers of our ancillary service businesses, resulting in pricing pressures in those businesses.

During the nine months ended June 30, 2001 and 2000, the Company recorded charges in connection with the Multicare joint venture restructuring; debt restructuring, reorganization costs and other charges; and a gain/loss on the sale of eldercare centers. The following table and discussion provides additional information on these charges.

                                                                             2001                2000
---------------------------------------------------------------------------------------------------------
Debt Restructuring and Reorganization Costs:
   Professional, bank and other fees                                    $  28,840,000       $  16,095,000
   Interest Rate Swap Termination                                                   -          28,300,000
   Employee benefit related costs                                           8,876,000                   -
   Stock option redemption program                                                  -           7,720,000
   Exit costs of terminated businesses                                      4,904,000                   -
---------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                       $  42,620,000       $  52,115,000
---------------------------------------------------------------------------------------------------------
Other Charges:
   Qui tam settlement reserve                                           $   2,100,000       $           -
   Exit costs and write-offs of unrecoverable assets of closed
      eldercare centers                                                             -           9,200,000
   Reserve of trade accounts receivable due from healthcare
      providers that filed for chapter 11 protection                                -          19,000,000
   Renegotiated pharmacy contract charge                                    3,500,000                   -
---------------------------------------------------------------------------------------------------------
Total other charges                                                     $   5,600,000       $  28,200,000
---------------------------------------------------------------------------------------------------------
Total debt restructuring, reorganization costs and other
   charges                                                              $  48,220,000       $  80,315,000
---------------------------------------------------------------------------------------------------------
Gain on sale of an eldercare center                                     $  (1,770,000)      $           -
---------------------------------------------------------------------------------------------------------
Loss on sale of eldercare centers                                       $   2,310,000       $   7,922,000
---------------------------------------------------------------------------------------------------------
Multicare joint-venture restructuring                                   $           -       $ 420,000,000
---------------------------------------------------------------------------------------------------------

During the nine months ended June 30, 2001, we incurred approximately $42,620,000 of legal, bank, accounting and other costs in connection with our debt restructuring and the Chapter 11 cases. Of these charges, approximately $28,840,000 is attributed to professional, bank and other fees and approximately $8,876,000 pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In addition, we incurred approximately $4,904,000 of costs associated with exiting certain terminated businesses. The Company expects that such debt restructuring, reorganization costs and other charges will continue at current, and perhaps accelerated, levels throughout the course of our Chapter 11 cases.

During the nine months ended June 30, 2000, the Company began discussions with its lenders under the Genesis and Multicare Credit Facilities to revise the Company's capital structure. During the discussion period, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis senior subordinated debt agreements. In connection with the potential debt restructuring, the Company incurred during the nine months ended June 30, 2000 legal, bank, accounting and other professional fees of approximately $16,095,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and asserted a $28,300,000 obligation.

During the nine months ended June 30, 2000, the Company recorded a non-cash pre tax charge of $7,720,000 for a stock option redemption program (the "Redemption Program") under which current Genesis employees and directors elected to surrender certain Genesis stock options for unrestricted shares of Genesis Common Stock. The Redemption Plan was approved by shareholder vote at the Company's 2000 Annual Meeting. As a result of the Company's worsening financial condition and other considerations, the Company determined not to proceed with the Redemption Program, and therefore the $7,720,000 charge recorded in the first quarter of fiscal 2000 was subsequently reversed. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of Genesis Common Stock.

Certain Debtors of Genesis have agreed to enter into a settlement agreement with the Department of Justice to resolve four pending qui tam suits filed by private citizens under the federal False Claims Act. Each action will be dismissed and a release executed, consistent with the settlement agreement for a total payment of approximately $2,100,000 (accrued for during the three months ended June 30, 2001). The Genesis Debtors dispute the allegations asserted in these actions, and the agreement will contain no admission of liability. The settlement agreement will resolve all claims against the Genesis Debtors in connection with these suits.

During the nine months ended June 30, 2001, we renegotiated the pharmacy supply agreement with our principal supplier of pharmacy related products. These negotiations resulted in more beneficial credit terms and reductions to the pricing on certain products. In connection with this renegotiation, the company paid $3,500,000.

During the nine months ended June 30, 2000, the Company decided to close three underperforming owned eldercare centers with 545 combined beds. As a result, a charge of approximately $9,200,000 was recorded to account for certain impaired assets of the three owned eldercare centers.

During the quarter ended June 30, 2000, the Company recorded a charge of approximately $19,000,000 to reserve certain trade receivables due from healthcare providers that filed for bankruptcy protection.

In October of 2000, the Company sold an idle 232 bed eldercare center for cash consideration of approximately $7,000,000, resulting in a net gain of approximately $1,770,000. In April of 2001, the Company sold an underperforming 121 bed eldercare center for cash consideration of approximately $461,000. The sale resulted in a net loss of approximately $2,310,000.

Effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. The Company recorded a loss on sale of the Ohio properties of approximately $7,922,000 for the nine months ended June 30, 2000.

In connection with the restructuring transaction in the nine months ended June 30, 2000, Genesis recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon our assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

Depreciation and amortization expense decreased $7,502,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and property, plant and equipment and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $1,149,000, of which approximately $1,799,000 is attributed to the sale, closure or lease terminations of certain eldercare centers, offset by an increase of approximately $914,000 attributed to the consolidation of two leased eldercare centers in connection with the P&R Transaction. The remaining increase of approximately $264,000 is attributed to growth in the cost of a variable rate lease financing facility and scheduled increases in fixed lease rates; offset by the effects of the ElderTrust Transactions.

Interest expense decreased $77,848,000. In accordance with SOP 90-7, the Company ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. The Company's contractual interest expense for the nine months ended June 30, 2001 was $166,961,000, leaving $74,127,000 of interest expense unaccrued for that period as a result of the Chapter 11 filings. Contractual interest expense for the nine months ended June 30, 2001 decreased by $3,721,000 compared to $170,682,000 for the same period in the prior year. Approximately $16,601,000 of the decrease is primarily attributed to a lower weighted average borrowing rate and offset by additional net capital and working capital borrowings under the Genesis DIP Facility resulting in additional interest expense of approximately $12,880,000.

As a result of the Company's Chapter 11 filings and uncertainties regarding its ability to generate sufficient taxable income to utilize future net operating loss carryforwards, the Company recorded a valuation allowance on all incremental net operating loss carryforward benefits during the nine months ended June 30, 2001 and consequently, did not report an income tax benefit for the nine months ended June 30, 2001. The Company reported a $35,968,000 tax benefit for the nine months ended June 30, 2000.

Equity in net loss of unconsolidated affiliates for the nine months ended June 30, 2001 was $1,219,000 compared to $1,928,000 for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by the Company's unconsolidated affiliates, as well as the P&R Transaction.

Minority interest decreased $16,931,000 during the nine months ended June 30, 2001 to $8,292,000 compared to $25,223,000 for the comparable period in the prior year. This decrease is principally attributed to a lower net loss reported by Multicare and the resulting Genesis' Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period. The Multicare net loss was reduced during the nine months ended June 30, 2001 compared to the comparable period in the prior year, principally due to lower interest expense recognition under SOP 90-7.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires start-up costs be expensed as incurred. For the nine months ended June 30, 2000, the cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $16,400,000 pre tax and $10,412,000 after tax.

Preferred stock dividends increased $3,027,000 to $34,124,000 during the nine months ended June 30, 2001 compared to $31,097,000 for the comparable period in the prior year. This increase is attributed to a full nine months of accrued dividends for the nine months ended June 30, 2001, in connection with the issuance of Series H and Series I Preferred Stock in mid-November, 1999, offset partially by there being one additional day in the nine months ended June 30, 2000 due to a leap year.

Liquidity and Capital Resources

            Chapter 11 Bankruptcy and Debtor-In-Possession Financing

On June 22, 2000 (the "Petition Date"), the Company and substantially all of its subsidiaries and affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under the Company's and such subsidiaries and affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by the Company and those of its subsidiaries and affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (excluding Multicare and its direct and indirect subsidiaries), b) authorization for Genesis to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Genesis DIP Facility") and authorizing advances in the interim period of up to $150,000,000 out of a possible $250,000,000 facility. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $250,000,000 Genesis DIP Facility and permitting full usage thereunder. Usage under the Genesis DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $250,000,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable, as defined and (ii) up to $175,000,000 against real property. The Genesis DIP Facility, which is classified as a current liability, matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the Eurodollar ("LIBO") Rate plus 3.75%. Proceeds of the Genesis DIP Facility are available for general working capital purposes and as a condition of the loan, were required to refinance the $40,000,000 outstanding under the Company's prepetition priority Tranche II sub-facility. Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the prepetition senior secured lenders in these facilities, respectively. The Company will continue to pay interest and rent pursuant to these agreements as adequate protection. Interest is accrued and paid at the Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBO Rate plus, in either event, a margin that is dependent upon a certain financial ratio test. As of June 30, 2001 borrowings outstanding under the Genesis DIP Facility were $194,000,000.

On June 29, 2001, the Genesis DIP Facility was amended to, among other things, provide for a $40,000,000 increase in the borrowing limits, thereby increasing the commitment limit to $290,000,000. Except in certain limited circumstances, the amended Genesis DIP Facility restricts the use of such increase to finance the purchase of the certain assets. The Bankruptcy Court granted approval for the amendment to the Genesis DIP Facility, and the payment of an amendment fee related thereto. Through August 10, 2001, borrowings outstanding under the Genesis DIP Facility were $212,000,000. The Genesis DIP Facility provides for the issuance of up to $25,000,000 in standby letters of credit. Through August 10, 2001, there were $2,451,000 in letters of credit issued thereunder, for a total utilization under the Genesis DIP Facility of $214,451,000.

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

         o        fund capital and working capital requirements; and

         o        successfully reorganize.

On June 22, 2000, Multicare and substantially all of its affiliates, filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware under the Bankruptcy Code. While this action constituted a default under Multicare's and such affiliates various financing arrangements, Section 362(a) of the Bankruptcy Code imposes an automatic stay that generally precludes creditors and other interested parties under such arrangements from taking any remedial action in response to any such resulting default without prior Bankruptcy Court approval. Among the orders entered by the Bankruptcy Court on June 23, 2000 were orders approving on an interim basis, a) the use of cash collateral by Multicare and those of its affiliates which had filed petitions for reorganization under Chapter 11 of the Bankruptcy Code and (b) authorization for Multicare to enter into a secured debtor-in-possession revolving credit facility with a group of banks led by Mellon Bank, N. A., (the "Multicare DIP Facility") and authorizing advances in the interim period of up to $30,000,000 out of a possible $50,000,000. On July 18, 2000, the Bankruptcy Court entered the Final Order approving the $50,000,000 Multicare DIP Facility and permitting full usage thereunder. Usage under the Multicare DIP Facility is subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. The Multicare DIP Facility matures on December 21, 2001 and advances thereunder accrue interest at either Prime plus 2.25% or the LIBO Rate plus 3.75%. Proceeds of the Multicare DIP Facility are available for general working capital purposes. Through August 7, 2001, there has been no usage under the Multicare DIP Facility, other than for standby letters of credit. The Multicare DIP Facility provides for the issuance of up to $20,000,000 in standby letters of credit. Through August 7, 2001 there was $1,479,000 in letters of credit issued thereunder.

Multicare discontinued paying interest on virtually all of its prepetition long term debt obligations following the Petition Date, which has, in part, resulted in Multicare's ability to fund capital and working capital needs through operations without borrowing under the Multicare DIP Facility.

Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare or Genesis as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

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

On or about May 14, 2001, the official committee of Multicare unsecured creditors (the "Multicare Creditors' Committee") appointed in the Multicare Chapter 11 cases filed a motion (the "Trustee Motion") with the Bankruptcy Court requesting entry of an order directing the appointment of a trustee in the Multicare cases. The Debtors and the Multicare Creditors' Committee reached an agreement concerning the terms of the plan and, as part of the agreement, the Multicare Creditors' Committee withdrew the Trustee Motion.

A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 cases as of June 30, 2001 and September 30, 2000 follows (in thousands):

                                                                          June 30,          September 30,
                                                                            2001                 2000
---------------------------------------------------------------------------------------------------------
Liabilities subject to compromise:

     Revolving credit and term loans                                     $1,484,904            $1,483,898
     Senior subordinated notes                                              616,643               616,488
     Revenue bonds and other indebtedness                                   128,639               156,937
---------------------------------------------------------------------------------------------------------
       Subtotal - long-term debt subject to compromise                   $2,230,186            $2,257,323
---------------------------------------------------------------------------------------------------------
     Accounts payable and accrued liabilities                                64,897                67,574
     Accrued interest (including a $28,331 swap
        termination fee)                                                     87,471                86,855
     Accrued preferred stock dividends on Series G
        Preferred Stock                                                      49,671                34,921
---------------------------------------------------------------------------------------------------------
                                                                         $2,432,225            $2,446,673
---------------------------------------------------------------------------------------------------------

Genesis has managed Multicare pursuant to certain management services agreements since 1997. Those agreements were negotiated with the majority owners of Multicare at that time. As of the Petition Date, approximately $36,000,000 in deferred fees under the management services agreements, and approximately $57,000,000 on account of pharmacy, rehabilitation, and other ancillary services provided by Genesis to the Multicare Debtors remained outstanding. Following the Petition Date, the Multicare Debtors reviewed and evaluated these claims and their defenses thereto, as well as certain claims that the Multicare Debtors may have against the Genesis Debtors. After consideration of the merits of the claims between the Multicare Debtors and Genesis, and after a series of settlement discussions and negotiations between the parties, a settlement agreement (the "Genesis/Multicare Settlement") was reached whereby each side shall set off their claims against one another and waive and release any and all claims against one another that they may have. The Company will seek approval of the Genesis / Multicare Settlement in connection with confirmation of the Plan.

A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                        Three         Three          Nine          Nine
                                                     Months Ended  Months Ended  Months Ended  Months Ended
                                                       June 30,      June 30,      June 30,      June 30,
                                                         2001          2000          2001          2000
-----------------------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:

     Legal, accounting, bank and consulting fees       $ 10,628      $ 11,102      $ 28,840       $ 16,095
     Exit costs of terminated businesses                  4,264             -         4,904              -
     Employee benefit related costs                       3,022             -         8,876              -
     Interest rate swap termination                           -             -             -         28,300
     Stock option redemption plan                             -             -             -          7,720
----------------------------------------------------------------------------------------------------------
                                                       $ 17,914      $ 11,102      $ 42,620       $ 52,115
----------------------------------------------------------------------------------------------------------

                               General Operations

At June 30, 2001, the Company reported working capital of $282,787,000 as compared to working capital of $304,241,000 at September 30, 2000. Genesis' cash flow from operations for the nine months ended June 30, 2001 was a use of cash of $15,536,000 compared to a use of cash of $101,199,000 for the nine months ended June 30, 2000. The improvement of operating cash flows is principally due to operational growth, improved receivable collections and the timing of payments to vendors and employees, offset by payments made during the nine months ended June 30, 2001 of approximately $35,070,000 for debt restructuring and reorganization costs. The Company's days sales outstanding for the three months ended June 30, 2001 was unchanged at 64 days compared to the three months ended March 31, 2001. The Company's cash balance at June 30, 2001 was approximately $33,853,000 ($33,853,000 held by Multicare and $0 held by Genesis). As a result of certain restrictions placed on Multicare and Genesis by their respective senior credit agreements and the automatic stay provisions imposed by the Bankruptcy Court, Genesis and Multicare are precluded from freely transferring funds through intercompany loans, advances or cash dividends. Consequently, the $33,853,000 of cash held by Multicare at June 30, 2001 is not available to Genesis.

At June 30, 2001, the Company reported restricted investments in marketable securities of $44,529,000, which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends. LHC is not a party to the Chapter 11 cases.

Investing activities for the nine months ended June 30, 2001 include approximately $32,530,000 of capital expenditures compared to approximately $40,006,000 for the comparable period of the prior year. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in data processing hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, the Company expects to continue to incur capital expenditure costs at levels at or above those for the nine months ended June 30, 2001 for the foreseeable future. Cash flows provided by investing activities for the nine months ended June 30, 2001 and 2000 include approximately $7,010,000 and $33,000,000, respectively, of cash proceeds from the sale of eldercare centers.

Financing activities for the nine months ended June 30, 2001 include net borrowings of $61,000,000 under the Genesis DIP Facility.

The Company incurred approximately $42,620,000 of debt restructuring and reorganization costs for the nine months ended June 30, 2001. The Company anticipates that such costs will be incurred throughout the duration of the bankruptcy.

The Company has prepetition long-term debt obligations of approximately $2,230,186,000 at June 30, 2001, which are classified as liabilities subject to compromise. Due to the failure to make required debt service payments, meet certain financial covenants and the commencement of the Chapter 11 cases, the Company is in default under substantially all of the related debt agreements. The automatic stay protection afforded by the Chapter 11 cases prevents any action from being taken with regard to any of the defaults under the prepetition debt agreements. The Company continues to pay interest on approximately $1,060,794,000 of the prepetition debt obligations as adequate protection.

For the nine months ended June 30, 2001, the Company incurred approximately $27,525,000 of lease obligation costs and expects to continue to incur lease costs at levels approximating those for the nine months ended June 30, 2001 for the foreseeable future.

The Company's ability to continue as a going concern is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to comply with the terms of the Genesis DIP Facility and future financing agreements and the ability to generate sufficient cash from operations and financing arrangements to meet obligations. There can be no assurances the Company will be successful in achieving a confirmed plan of reorganization, future profitable operations, compliance with the terms of the Genesis DIP Facility and sufficient cash flows from operations and financing arrangements to meet obligations.

Although management believes that cash flow from operations, coupled with available borrowings under the DIP Facilities will be sufficient to fund the Company's working capital requirements throughout the bankruptcy proceedings, there can be no assurances that such capital resources will be sufficient to fund operations until such time as the Company is able to achieve a plan of reorganization that will be acceptable to creditors and confirmed by the Bankruptcy Court.

Genesis and Multicare have contemplated and are planning for emergence from bankruptcy. The Plan requires that certain administrative claims and any amounts outstanding under the Genesis DIP Facility and the Multicare DIP Facility be paid on the effective date of such emergence. In addition, the reorganized Genesis will require both working capital financing and financing for its potential acquisitions. On June 21, 2001, Genesis and Multicare filed a motion with and received authorization from the Bankruptcy Court to (1) enter into an exit financing facility commitment letter and certain fee letters with a syndicate of lenders, and (2) make payments for fees and expenses related thereto. The exit financing of $415,000,000 will consist of the following facilities: (1) a $125,000,000 revolving line of credit; (2) a $235,000,000 term loan; and (3) a $55,000,000 delayed draw term loan, (collectively the "Exit Financing Facility"). The Exit Financing Facility will bear interest at a variable base rate plus a margin or LIBOR plus a margin.

                                    Insurance

The Company continues to experience an adverse effect on operating cash flow due to an increase in the cost of certain of its insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits have caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums continue to rise.

Prior to June 1, 2000, the Company purchased general and professional liability insurance coverage ("GL/PL") from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, the Company purchased GL/PL coverage from a commercial insurer subject to a per claim retention. As of June 1, 2001, the self insured retention increased from $500,000 per claim to $750,000 for all states except in Florida, where the retention remains $2,500,000 per claim. On an annual basis, the cost of insurance has increased by approximately $1,200,000, for the policy year ending June 1, 2002 as compared to the policy year ended June 1, 2001.

LHC, the Company's wholly owned captive insurance subsidiary, provides reinsurance for the Company and others. LHC has, or is currently, reinsuring certain windstorm, workers' compensation and GL/PL retentions. The Company, based on independent actuarial studies, believes that LHC's reserves are sufficient to meet their obligations. LHC continues to operate as a going concern, and has been excluded from the Company's Chapter 11 cases.

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

Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. As implemented by the Centers for Medicare and Medicaid Services ("CMS"), formerly the Health Care Financing Administration ("HCFA"), the 1997 Act has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems with the 1997 Act. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation ("NeighborCare(R)") to charge Medicaid no more than its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rule relating to Federal Upper Limits was substantially modified, reducing the impact of the new rules on NeighborCare operations. It is our understanding that CMS will consider another iteration of generic drug price revisions before the end of 2001. It is too soon to predict the potential impact of such changes.

Pharmacy coverage and cost containment are important policy debates at both the Federal and state levels. Congress has considered proposals to expand Medicare coverage for outpatient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact NeighborCare. Recently the President announced a plan for discount purchasing of prescription drugs for Medicare beneficiaries. Details of the plan are just coming public. Implementation could affect institutional pharmacy services.

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

The Company faces additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires for the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services will adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, the Company believes that implementation of this law will result in significant costs. The Company has approximately two years to comply with the regulation. The Company has established a HIPAA task force consisting of both clinical and information services professionals focused on HIPAA compliance. The Company has estimated the cost over the next twelve months to be approximately $765,000 and has not yet quantified the cost to future periods.

On December 15, 2000, Congress passed the Benefit Improvement and Protection Act of 2000 that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. Final fiscal year 2002 rules for skilled nursing facilities under PPS were issued July 31, 2001. The final rules were in line with expectations.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2001, the Company had $1,678,904,000 of debt subject to variable market rates of interest, of which $1,484,904,000 is classified as a liability subject to compromise as a result of our Chapter 11 filings. Genesis continues to accrue and pay interest on approximately $1,254,794,000 of Genesis' variable rate debt. Multicare, as a result of its Chapter 11 cases, ceased accruing and paying interest on all of its variable rate debt following the Petition Date. At June 30, 2001, Genesis and Multicare have no interest rate swap agreements outstanding to manage exposure to increases in market rates of interest.

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

                   Genesis acquired Vitalink from Manor Care in August 1998. In 1991, Vitalink and Manor Care had entered into long-term master pharmacy, infusion therapy and related agreements which gave Vitalink the right to provide pharmacy services to all facilities owned or licensed by Manor Care and its affiliates. On July 10, 1998, Manor Care advised Vitalink and Genesis that Manor Care would not provide notice of non-renewal of the master service agreements; accordingly the terms of the pharmacy service agreements were extended to September 2004. Under the master service agreements, Genesis and Vitalink receive revenues at the rate of approximately $107,000,000 per year.

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

                   On August 1, 2000, HCR Manor Care moved to lift the automatic stay and compel arbitration. On September 5, 2000, the Bankruptcy Court denied that motion, with leave to refile in 90 days. On December 8, 2000, Manor Care renewed its motion to lift the stay in the arbitration. On January 16, 2001, Genesis filed a motion to assume the master service agreements asserting that the determination of the Bankruptcy Court will supersede a significant number of issues in the Arbitration. On February 6, 2001, the Bankruptcy Court granted Manor Care's renewed motion to lift the stay in the Arbitration, and postponed consideration of Genesis' motion to assume the master service agreements until after the Arbitration is completed. The arbitration commenced July 30, 2001 and is ongoing.

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

                  Multicare is currently in default of certain financial covenant requirements of the Multicare DIP Facility. The Company does not intend to cure or seek waivers for this event of default. Through August 10, 2001, there has been no usage under the Multicare DIP Facility, other than for the issuance of standby letters of credit. To date, cash provided from Multicare operating activities has been sufficient to fund working capital and capital requirements. In addition, at June 30, 2001, Multicare held over $33,000,000 of cash and cash equivalents. In light of these factors, the Company does not believe there is any significant impact or risk to Multicare or Genesis as a result of this event. In July 2001, the Company notified the Multicare DIP Lenders that the Company desired to reduce the Multicare DIP Facility commitment limit to $10,000,000 from $50,000,000. Additionally, the Company may notify the Multicare DIP Lenders to terminate the Multicare DIP Facility as there are no borrowings expected to be drawn against the Multicare DIP Facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           2.1 Amended Disclosure Statement for Debtors' Joint Plan of Reorganization dated July 6, 2001.

                           2.2      Amended Debtors' Joint Plan of
                                    Reorganization under Chapter 11 of the
                                    Bankruptcy Code dated July 6, 2001.

                           99.1 Third Amendment, dated as of June 29, 2001, to the Revolving Credit and Guaranty Agreement, dated as of June 22, 2000 among Genesis Health Ventures, Inc. and certain of its lenders.

         (b)      Reports on Form 8-K

                           On June 19, 2001 the Company filed a Report on Form 8-K reporting that Genesis Health Ventures, Inc. and The Multicare Companies, Inc. filed a joint plan of reorganization in the U.S. Bankruptcy Court for the District of Delaware on June 5, 2001. The Report on Form 8-K does not include financial statements.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                                 GENESIS HEALTH VENTURES, INC.


Date:  August 14, 2001            /s/ James V. McKeon
                                 ----------------------------------------------
                                 James V. McKeon
                                 Senior Vice President and Corporate Controller