Form 10-K
period 2001-09-30
GENESIS HEALTH VENTURES INC /PA
filed 2001-12-28
CIK 874265

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number 1-11666


                          GENESIS HEALTH VENTURES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                               101 East State Street
       Pennsylvania          Kennett Square, PA  19348          06-1132947
--------------------------------------------------------------------------------
(State or other jurisdiction   (Address of principal         (I.R.S. Employer
    of  incorporation            executive offices            Identification
     or organization)           including zip code)               Number)

                                  (610) 444-6350
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
--------------------------------------------------------------------------------
                     Common Stock, par value $.02 per share

          Warrants to purchase common stock, par value $.02 per share, exercisable until October 2, 2002

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO
                                     ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant is $676,395,579(1). As of December 26, 2001, 39,671,279 shares of Common Stock were outstanding and 1,328,721 are to be issued in connection with a plan confirmed by a court.

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES  X    NO
                                     ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the last reported sale price for the Company's Common Stock on December 26, 2001. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may or may not be deemed an affiliate of the Company or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                      INDEX


                                                                                                               Page
                                                                                                               ----
Cautionary Statements Regarding Forward Looking Statements........................................................1
Risk Factors......................................................................................................2

                                     PART I

ITEM 1:  BUSINESS

           General................................................................................................9
           Reorganization.........................................................................................9
           Inpatient Services....................................................................................10
           Pharmacy and Medical Supply Services..................................................................11
           Other Services........................................................................................11
           Revenue Sources.......................................................................................12
           Marketing.............................................................................................16
           Personnel.............................................................................................17
           Employee Training and Development.....................................................................18
           Governmental Regulation...............................................................................18
           Corporate Integrity Program...........................................................................20
           Competition in the Healthcare Services Industry.......................................................21
           Insurance.............................................................................................22

ITEM 2:    PROPERTIES............................................................................................23

ITEM 3:    LEGAL PROCEEDINGS.....................................................................................25

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................28

                                     PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.......................................................................29

ITEM 6:    SELECTED FINANCIAL DATA...............................................................................30

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................................................................31

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................50

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................51

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................................98

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................99

ITEM 11:   EXECUTIVE COMPENSATION...............................................................................104

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................109

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................111

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K ......................................112


           Cautionary Statements Regarding Forward Looking Statements


As used herein, unless the context otherwise requires, "Genesis," the "Company," "we," "our" or "us" refers to Genesis Health Ventures, Inc. and its subsidiaries.

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

    o   statements contained in "Risk Factors";

    o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability or inability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements, and to control costs, sell assets and the expected effects of government regulation on reimbursement for services provided;

    o certain statements contained in "Business" concerning strategy, corporate integrity programs, government regulations and the Medicare and Medicaid programs;

    o certain statements in the Notes to Consolidated Financial Statements concerning pro forma adjustments; and

    o certain statements in "Legal Proceedings" regarding the effects of litigation.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following, which are discussed more fully in "Risk Factors":

    o changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

    o   changes in pharmacy legislation and payment formulas;

    o the expiration of enactments providing for additional governmental funding;

    o   efforts of third party payors to control costs;

    o   the impact of federal and state regulations;

    o   changes in payor mix and payment methodologies;

    o further consolidation of managed care organizations and other third party payors;

    o   competition in our business;

    o litigation regarding our NeighborCare(R)pharmacy operations' provision of service to HCR Manor Care;

    o an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

    o   competition for qualified staff in the healthcare industry;

    o our ability to control operating costs, return to profitability and generate sufficient cash flow to meet operational and financial requirements; and

    o an economic downturn or changes in the laws affecting our business in those markets in which we operate.


                                  Risk Factors

Set forth below are risks that we believe are material to our business operations. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

Changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services may adversely affect our revenues and operating margins.

We receive over 60% of our revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as government seeks to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in reduced rates of reimbursement for services that we provide, including skilled nursing facility services, pharmacy services and therapy services.

Legislative and regulatory action has resulted in continuing changes in the Medicare and Medicaid reimbursement programs which have impacted us, including the following:

    o the adoption of the Medicare Prospective Payment System pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act ("BBRA");

    o   adoption of the Benefits Improvement Protection Act of 2000 ("BIPA");
        and

    o the repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints. In recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

The BIPA enactment mandates a phase out of intergovernmental transfer transactions by states whereby states inflate the payments to certain public facilities to increase federal matching funds. This action may reduce federal support for a number of state Medicaid plans. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers. We operate in several of the states that will experience a contraction of federal matching funds.

With the repeal of the federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis.

It is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not adversely affect our business. These changes may also adversely affect long-term care facilities which are customers of our specialty medical businesses, such as pharmacy and rehabilitation therapy services, which may, in turn, adversely affect such businesses. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the revenue reimbursement process, which in our industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled. See "Business - Revenue Sources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Additionally, the recent economic downturn may reduce state spending on Medicaid programs. Recent data compiled by the National Conference of State Legislatures indicate that the recent economic downturn has had a detrimental affect on state revenues. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate.

Changes in pharmacy legislation and payment formulas could impact our NeighborCare(R) pharmacy operations.

Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. The federal government has considered proposals to expand Medicare coverage for outpatient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact our NeighborCare pharmacy operations.

Our revenues will be adversely affected if enactments providing for additional funding expire as currently scheduled.

A number of provisions of the BBRA and BIPA enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce our per beneficiary per diems by $30. Moreover, the Centers for Medicare and Medicaid Services ("CMS") has indicated its desire to complete refinements to the case mix classification system as part of the Fiscal 2003 rule-making. Under the law, when these revisions are implemented, the add-on's authorized by the BBRA and BIPA will expire. As a result of the combination of these factors, the Medicare skilled nursing facility sector is faced with an 18% reduction in the average median per diems. If we were to experience an 18% decline in our current average Medicare rate per patient day, the estimated annual reduction in Medicare revenues of approximately $67,000,000 would have a material adverse effect on our financial position, results of operations and cash flows.

Efforts of third party payors to control cost may adversely affect our revenues and operating margins.

We receive approximately 40% of our revenues from private insurance, long-term care facilities which utilize our specialty medical services, self-pay eldercare facility residents, and other third party payors. These private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

We conduct business in a heavily regulated industry, and changes in regulations and violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure and certification of eldercare centers and pharmacy operations, controlled substances and health planning, in addition to reimbursement. For our eldercare centers, this regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care and operational requirements. For pharmacy and medical supply products and services, this regulation relates, among other things, to operational requirements, documentation, licensure, certification and regulation of controlled substances. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Because these laws are amended from time to time and subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient services) fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us, if they assert that we have overcharged the programs or failed to comply with program requirements. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions. Other payor sources also reserve rights to conduct audits and make monetary adjustments.

We believe that our eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to us. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and take appropriate corrective action. In most cases, we and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a provider, including but not limited to:

    o   the imposition of fines;

    o   suspension of payments for new admissions to the center; and

    o in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

These actions may adversely affect a center's ability to continue to operate, the ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse remedies.

We are also subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical products and services. Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.

In July 1998, the federal government issued a new initiative to promote the quality of care in nursing homes. Following this pronouncement, it has become more difficult for nursing facilities to maintain licensing and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

The operation of our eldercare centers is subject to federal and state laws prohibiting fraud by healthcare providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicaid, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may be subject to fines and treble damage claims if we violate the civil provisions which prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.

State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expanded the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations and cash flows.

State laws and regulations could affect our ability to grow.

Many states in which we operate have adopted Certificate of Need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center's license and adverse reimbursement action.

Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payors. Likewise payment for ancillary medical services, including the institutional pharmacy services of our NeighborCare pharmacy operations and therapy services provided by our rehabilitation therapy services business, will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare, and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

Further consolidation of managed care organizations and other third party payors may adversely affect our profits.

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent such organizations terminate us as a preferred provider and/or engage our competitors as a preferred or exclusive provider, our business could be materially adversely affected. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements.

We face intense competition in our business.

The healthcare industry is highly competitive. We compete with a variety of other companies in providing eldercare services, many of which have greater financial and other resources and may be more established in their respective communities than us. Competing companies may offer newer or different centers or services than us and may thereby attract our customers who are either presently customers of our eldercare centers or are otherwise receiving our eldercare services. See "Business - Competition in the Healthcare Services Industry."

We compete in providing pharmacy, medical supply and other specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in the specialty medical services business are similar to those in the eldercare center business and include reputation; the cost of services; the quality of clinical services; responsiveness to customer needs; and the ability to provide support in other areas such as third party reimbursement, information management and patient record-keeping.

Our NeighborCare(R) pharmacy operations are involved in arbitration and litigation with HCR Manor Care regarding certain service contracts whereby an unfavorable decision would have a material adverse effect on our financial position, results of operations and cash flows.

Certain service contracts permit our NeighborCare pharmacy operations to provide services to HCR Manor Care which constitute approximately ten percent and four percent of the net revenues of our NeighborCare pharmacy operations and us, respectively. These Service Contracts are the subject of certain arbitration and litigation. We are not able to predict the results of such arbitration and litigation. However, if the outcome is unfavorable to us, it would have a material adverse effect on our financial position, results of operations and cash flows.

An increase in insurance costs may adversely affect operating cash flow and we may be liable for losses not covered by or in excess of our insurance.

We have experienced an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of our insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation, losses stemming from these malpractice lawsuits, and a constriction of insurers has caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Also, a tightening of the reinsurance market has affected property, auto, and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased.

We carry property, general and professional liability coverage on our behalf and on the behalf of our subsidiaries in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

In addition, for workers' compensation insurance and certain health insurance provided to our employees, we are self-insured. Accordingly, we are liable for payments to be made under those plans. To the extent claims are greater than estimated, they could adversely affect our financial position, results of operations and cash flows.

We could experience significant increases in our operating costs due to intense competition for qualified staff in the healthcare industry.

We and the healthcare industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans.

If we are unable to control operating costs, return to profitability and generate sufficient cash flow to meet operational and financial requirements, including servicing our reduced indebtedness, our business operations may be adversely affected.

Cost containment and lower reimbursement levels by third party payors, including the federal and state governments, have had a significant impact on the healthcare industry as a whole and on our cash flows. Even with reduced indebtedness, our operating margins may continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited. Additionally, in connection with our emergence from bankruptcy, we entered into new senior loan obligations. If we are unable to service our reduced indebtedness, our business operations may be adversely affected. Therefore, we will have to find ways to control increasing operating costs, return to profitability and generate sufficient cash flow to meet operational and financing requirements, which includes servicing our reduced indebtedness. If we are unable to do so, our business operations and revenues may be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

We rely on certain markets and the recent economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

Our business depends on its eldercare facilities, which are located in 15 states. As of November 15, 2001, 19% of the Company's eldercare facility beds were located in Pennsylvania, 18% were located in New Jersey, 16% were located in Massachusetts and 13% were located in Maryland. The economic condition of these markets could affect the ability of our customers and third party payors to reimburse the Company for our services through a reduction of disposable household income or the ultimate reduction of the tax base used to generate state funding of their respective Medicaid programs. An economic downturn, or changes in the laws affecting our business, in these markets and surrounding markets could have a material adverse effect on our financial position, results of operations and cash flows.

                                     PART I

ITEM 1:  BUSINESS

General

Genesis Health Ventures, Inc. was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "Genesis," the "Company," "we," "our" or "us" refers to Genesis Health Ventures, Inc. and its subsidiaries.

We are a leading provider of healthcare and support services to the elderly. Our operations are comprised of two primary business segments, inpatient services and pharmacy and medical supply services. These segments are complemented by an array of other service capabilities through the Genesis ElderCare(R) delivery model of integrated healthcare networks.

We provide inpatient services through networks of skilled nursing and assisted living centers primarily located in the eastern United States. The networks currently include 276 owned, leased, managed and jointly-owned eldercare centers with approximately 33,000 beds.

We provide pharmacy and medical supply services nationwide through our NeighborCare(R) integrated pharmacy and medical supply operation consisting of 60 institutional pharmacies of which two are jointly-owned. Our NeighborCare pharmacy operations serve approximately 253,000 institutional beds; 22 medical supply and home medical equipment distribution centers of which four are jointly-owned and serve over 1,000 eldercare centers with over 80,000 beds; 29 community-based pharmacies of which two are jointly-owned and infusion therapy services.

We also provide rehabilitation services, diagnostic services, respiratory services, hospitality services, group purchasing services and healthcare consulting services.

In order to achieve operating efficiencies, economies of scale and significant market share, Genesis has concentrated its eldercare networks in five geographic regions: New England Region (Massachusetts / Connecticut / New Hampshire / Vermont / Rhode Island); Midatlantic Region (Greater Philadelphia / Delaware Valley / New Jersey); Chesapeake Region (Southern Delaware / Eastern Shore of Maryland / Baltimore, Maryland / Washington D.C. / Virginia); Southern Region (Central Florida); and Allegheny / Midwest Region (West Virginia / Western Pennsylvania / Illinois / Wisconsin).

Reorganization

On October 2, 2001, the effective date, we and The Multicare Companies, Inc., referred to as Multicare, consummated a joint plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the "Reorganization") pursuant to a September 20, 2001 order entered by the U.S. Bankruptcy Court for the District of Delaware approving the Plan proposed by us and Multicare.

The principal provisions of the Plan are as follows:

    o Multicare became our wholly-owned subsidiary. We previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare brand name;

    o New senior notes, new convertible preferred stock, new common stock and new warrants were issued to the Companies' creditors. Approximately 93% of our common stock, also referred to as the new common stock, $242,600,000 in senior notes and preferred stock with a liquidation preference of $42,600,000 were issued to our and Multicare senior secured creditors. Approximately 7% of the new common stock is to be issued to our and Multicare unsecured creditors as well as one year warrants to purchase an additional 11% of the new common stock;

    o Holders of our and Multicare pre-Chapter 11 preferred and common stock received no distribution and those instruments were canceled;

    o Claims between us and Multicare were set-off against one another and any remaining claims were waived and released; and

    o The following persons were designated to comprise our board of directors: Michael R. Walker, our chief executive officer and chairman; James H. Bloem of Humana Inc.; Edwin M. Crawford of Caremark Rx; James
        E. Dalton, Jr.; James D. Dondero of HCMLP; Robert H. Fish of Sonoma-Seacrest, LLC; Dr. Philip P. Gerbino of the University of the Sciences in Philadelphia; and Joseph A. LaNasa III of Goldman Sachs & Co.


See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions and Events" for a description of other recent matters impacting our business and results of operations.

Description of Business

Inpatient Services

We own, lease, manage or jointly-own 276 eldercare centers, including 34 standalone assisted living facilities and 24 transitional care units, located in 15 states.

Our eldercare services focus on the central medical and physical issues facing the more medically demanding elderly. By integrating the talents of physicians with case management, comprehensive discharge planning and, where necessary, home support services, we believe we provide cost-effective care management to achieve superior outcomes and return customers to the community. We believe that our orientation toward achieving improved customer outcomes through our eldercare networks has resulted in increased utilization of specialty medical services, high occupancy of available beds, enhanced quality payor mix and a broader base of repeat customers.

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

We have established and actively market programs for elderly and other customers who require subacute levels of medical care. These programs include ventilator care, intravenous therapy, post-surgical recovery, respiratory management, orthopedic or neurological rehabilitation, terminal care and various forms of coma, pain and wound management. Private insurance companies and other third party payors, including certain state Medicaid programs, have recognized that treating customers requiring subacute medical care in centers such as those we operate is a cost-effective alternative to treatment in an acute care hospital. We provide subacute care at rates that we believe are substantially below the rates typically charged by acute care hospitals for comparable services.

The following table sets forth, for the periods indicated, information regarding our average number of beds in service and the average occupancy levels at our eldercare centers during the respective fiscal years.

                                                   2001         2000        1999
  --------------------------------------------------------------------------------
  Average Beds in Service:  (1)
  Owned and Leased Facilities                     24,783       14,286       15,522
  Managed and Jointly-Owned Facilities             9,215       23,779       23,984
  Occupancy Based on Average Beds in Service:
  Owned and Leased Facilities                        91%          91%          91%
  Managed and Jointly-Owned Facilities               88%          91%          90%
  --------------------------------------------------------------------------------

(1) In connection with the consummation of the Plan, 10,702 Multicare beds previously classified as "Managed and Jointly-Owned Facilities" were reclassified as "Owned and Leased Facilities." See "Business - Reorganization."

Pharmacy and Medical Supply Services

We provide pharmacy and medical supply services in 41 states through our NeighborCare pharmacy operations. Our NeighborCare pharmacy operations consist of long-term care and retail pharmacies, medical supply centers, infusion services and home medical equipment facilities and serve over 250,000 customers in long-term care settings and more than 1,000,000 covered lives in home care settings.

Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of prescription and non-prescription pharmaceuticals, infusion therapy, and medical supplies and equipment provided to eldercare centers operated by us, as well as to independent healthcare providers by contract. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. We provide institutional pharmacy products and services to the elderly, chronically ill and disabled in long-term care and alternate sites settings, including skilled nursing facilities, assisted living facilities, residential and independent living communities and the home. We also provide pharmacy consulting services to assure proper and effective drug therapy. We provide these services through 60 institutional pharmacies (two are jointly-owned) and 22 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas.

In addition, we operate 29 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies as well as personal service and consultation by licensed professional pharmacists.

Approximately 91% of the sales attributable to all pharmacy operations in the twelve months ended September 30, 2001 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by us.

Other Services

Rehabilitation Therapy. We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy, through 12 certified rehabilitation agencies in all five of our regional market concentrations. These services are provided by approximately 3,300 licensed rehabilitation therapists and assistants employed or contracted by us to substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others.

Management Services. We provide management services to 84 eldercare centers pursuant to management agreements that provide generally for the day-to-day responsibility for the operation and management of the centers. In turn, we receive management fees, depending on the agreement, computed as either an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The various management agreements, including renewal option periods, are scheduled to terminate between 2002 and 2011.

Tidewater Group Purchasing. We own and operate The Tidewater Healthcare Shared Services Group, Inc., referred to as Tidewater, one of the largest long-term care group purchasing companies in the country. We have negotiated contracts with 65 national and 170 regional vendors. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities. Tidewater's services are contracted to approximately 3,300 members with over 322,000 beds in 45 states and the District of Columbia.

Other Services. We employ or have consulting arrangements with approximately 81 physicians, physician assistants and nurse practitioners who are primarily involved in designing and administering clinical programs and directing patient care. We also provide an array of other specialty medical services in certain parts of our eldercare network, including portable x-ray and other diagnostic services; home healthcare services; adult day care services; consulting services; respiratory health services and hospitality services such as dietary, housekeeping, laundry, plant operations and facilities management services. We also provide healthcare consulting services.

The following table sets forth the amount of our total net revenue contributed by our segments for the periods presented (in thousands):




                                              2001           2000            1999
--------------------------------------------------------------------------------------
Inpatient services                         $ 1,360,230    $ 1,320,151       $ 704,105
Pharmacy and medical supply services         1,040,051        952,350         927,334
Other revenue                                  169,656        161,357         234,987


Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long term care facilities which utilize our specialty medical services. The healthcare industry is experiencing the effects of the trend toward cost containment as federal and state governments and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services provided by us.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including the institutional pharmacy services of NeighborCare and therapy services provided by our rehabilitation therapy services business, will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare, and Medicaid will significantly affect our profitability.

The following table reflects the allocation of customer service revenues among these sources of revenue.

                           2001           2000          1999         1998           1997
------------------------------------------------------------------------------------------
Private pay and other       39%            41%           47%           45%           39%
Medicaid                    43             43            39            35            37
Medicare                    18             16            14            20            24
------------------------------------------------------------------------------------------
Total                      100%           100%          100%          100%          100%
------------------------------------------------------------------------------------------

See "Business - Government Regulation."

Medicare and Medicaid. The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as "Medicare," has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation's elderly meet hospital and other health care costs. Health insurance coverage has been extended to certain persons under age 65 qualifying as disabled and those having end-stage renal disease. Medicare includes three related health insurance programs: (i) hospital insurance ("Part A"); (ii) supplementary medical insurance ("Part B"); and (iii) a managed care option for beneficiaries who are entitled to Part A and enrolled in Part B ("Medicare+Choice" or "Medicare Part C"). The Medicare program is currently administered by fiscal intermediaries (for Part A and some Part B services) and carriers (for Part B) under the direction of the Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Finance Administration) a division of the Department of Health and Human Services ("HHS").

Medicaid (Title XIX of the Social Security Act) is a federal-state matching program, whereby the federal government, under a needs based formula, matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state's regulations. For skilled nursing centers, most states pay prospective rates, and have some form of acuity adjustment. In addition to facility based services, most states cover an array of medical ancillary services, including those services provided by institutional pharmacies. Payment methodologies for these services vary based upon state preferences and practices permitted under federal rules.

Medicare and Medicaid are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the timing and/or levels of payments to us for our services.

We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. These rights and remedies may include requiring the repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. Such programs may also impose fines, criminal penalties or program exclusions. Other third party payor sources also reserve rights to conduct audits and make monetary adjustments.

Laws Affecting Revenues. Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. The Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding. The following provides a brief summary of these laws and an overview of the impact of these enactments on our services.

Under the 1997 Act, participating skilled nursing facilities are reimbursed under a prospective payment system ("PPS") for inpatient Medicare covered services. The PPS system commenced with a facility's first cost reporting period beginning on or after July 1, 1998. Under PPS, nursing facilities are paid a predetermined amount per patient, per day ("per diem") based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of forty-four resource utilization groups ("RUG") using the information gathered during the minimum data set ("MDS") assessment. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services. The law phased in PPS over a three-year period. The final phase in period for Genesis began October 1, 2001 and is expected to result in a decline in Medicare revenues of approximately $7,000,000. PPS reimbursement is based largely on a nursing facility's costs for the services it provided to Medicare beneficiaries in the 1994-1995 base year.

As implemented by CMS, PPS has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUG case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services.

In November 1999, the BBRA was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the 1997 Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the federal per diem rate was increased by 20% for 15 RUG payment categories. While this provision was initially expected to adjust payment rates for only six months, CMS withdrew proposed RUG refinement rules. These payment add-ons will continue until CMS completes certain mandated recalculations of current RUG weightings. For fiscal years 2001 and 2002, the BBRA mandated federal per diem rates for all RUG categories be increased by an additional 4% over the required market basket adjustment. The law provided that certain specific services (such as prostheses and chemotherapy drugs) would be reimbursed separately from and in addition to the federal per diem rate. A provision was included that provided for cost report years beginning on or after January 1, 2000, skilled nursing facilities could waive the PPS transition period and elect to receive 100% of the federal per diem rate. The enactment also lifted for two years a $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

On December 15, 2000, Congress passed BIPA that increased the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps were extended through calendar year 2002. These changes have had a positive impact on operating results.

A number of the provisions of the BBRA and BIPA enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002, referred to as the Medicare Rate Cliff. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $30. Moreover, CMS has indicated its desire to complete refinements to the case mix classification system ("RUG refinements") as part of the Fiscal 2003 rule-making. Under the law, when these revisions are implemented, the add-on's authorized by the BBRA and BIPA will expire. The combined effect of the Medicare Rate Cliff and RUG refinements on the Medicare skilled nursing facility sector will be an 18% reduction in the average median per diems. If we were to experience an 18% decline in our current average Medicare rate per patient day, the estimated annual reduction in Medicare revenues of approximately $67,000,000 would have a material adverse affect on our financial position, results of operations and cash flows. Trade organizations representing the skilled nursing facility sector are aggressively pursuing strategies to minimize the potential impact of the Medicare Rate Cliff.

The Company's average Medicare rate per patient day in Fiscal 1997, prior to the implementation of PPS, was over $400. In Fiscal 1998, 1999, 2000 and 2001, the average Medicare rate per patient day was $390, $302, $294 and $323 respectively.

The 1997 Act contains provisions that have affected amounts paid to our NeighborCare pharmacy operations for pharmacy and medical supply products and services. Reimbursement for certain products covered under Medicare Part B is limited to 95% of the "average wholesale price." The move to prospective payment systems under the 1997 Act has made pricing a more important consideration in the selection of pharmacy providers. Also, Congress included provisions in the 1997 Act that would require nursing facilities to submit all claims for Medicare-covered services that their residents receive, both Medicare Part A and Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and rehabilitation therapy providers, except for certain excluded services. The BIPA, enacted in December 2000, repealed this provision, except for therapy services.

The 1997 Act included several provisions affecting Medicaid. The 1997 Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain healthcare providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the 1997 Act, states must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or institutional pharmacy services from fee-for-service to managed care negotiated or capitated rates. We anticipate that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

The BIPA enactment mandates a phase out of intergovernmental transfer transactions by states whereby states artificially inflate the payments to certain public facilities to increase federal matching funds. This action may reduce federal support for a number of state Medicaid plans. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers. Genesis operates in several of the states that will experience a contraction of federal matching funds.

Recent data compiled by the National Conference of State Legislatures indicate that the recent economic downturn has had a detrimental affect on state revenues. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation to charge Medicaid no more than its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rule relating to Federal Upper Limits was substantially modified, reducing the impact of the new rules on NeighborCare operations.

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

Federal and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities, but have and will most likely include other services provided by us, including pharmacy and therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Legal Proceedings Potentially Affecting Revenues. Certain service contracts permit our NeighborCare pharmacy operations to provide services to HCR Manor Care, Inc. constituting approximately ten percent and four percent of the net revenues of NeighborCare and us, respectively, or approximately $116,000,000 for the twelve months ended September 30, 2001. These service contracts with HCR Manor Care are the subject of certain litigation. See "Business - Competition," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of operations - Certain Transactions and Events - Vitalink Transaction."

Our NeighborCare pharmacy operations provide services to 58 centers operated by Mariner Post-Acute Network, Inc., referred to as Mariner, that represent four percent and two percent of net revenues of our NeighborCare pharmacy operations and us, respectively, or approximately $49,000,000, for the twelve months ended September 30, 2001. On January 18, 2000, Mariner filed voluntary petitions under Chapter 11 with the Bankruptcy Court, giving Mariner certain rights under the protection of the Bankruptcy Court. We participate as a member of the official Mariner unsecured creditors committee.

Effective November 1, 2001, the Mariner Bankruptcy Court approved a settlement agreement between NeighborCare and Mariner relating to these Mariner service contracts, whereby, among other things, (1) the form of the contracts were restated and new pricing was implemented; (2) the terms of the contracts were extended for eighteen months through April 30, 2003, except that Mariner has the right to terminate a limited number of service contracts in the event of the disposition or closure of the subject facility; (3) NeighborCare waived all claims against Mariner in the Mariner bankruptcy with respect to these contracts except for an allowed $6,000,000 pre-petition unsecured claim and (4) Mariner "assumed" the service contracts, as modified, in the Bankruptcy Court.

See "Risk Factors," "Business - Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenue Sources."

Marketing

Marketing for eldercare centers is focused at the local level and is conducted primarily by a dedicated regional marketing staff, who call on referral sources such as hospitals, hospital discharge planners, doctors, churches and various community organizations. In addition to those efforts, our marketing objective is to maintain public awareness of the eldercare center and its capabilities. We take advantage of our regional concentrations in our marketing efforts, where appropriate, through consolidated marketing programs, which benefit more than one center. Toll-free regional Genesis ElderCare(R) phone lines assist the marketing staff and direct referral sources. The ElderCare line speeds admissions by automated tracking of bed availability and specialty care capabilities for each Genesis ElderCare center and all our affiliates.

We market specialty medical services to independent healthcare providers, in addition to providing such services to our owned, leased, managed and affiliated eldercare centers. We market our institutional pharmacy, medical supplies, rehabilitation therapy services, group purchasing, respiratory therapy, diagnostic services and consulting services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies.

In addition, a corporate marketing department supports the eldercare centers and service companies in developing promotional materials and literature focusing on the Company's philosophy of care, services provided and quality clinical standards as well as providing industry research. See "Business - Government Regulation" for a discussion of the federal and state laws which limit financial and other arrangements between healthcare providers.

We operate our core business under the name Genesis ElderCare(R). The Genesis ElderCare logo, trademarks and service marks have been featured in a series of print advertisements in publications serving the regional markets in which we operate. Our marketing of Genesis ElderCare is aimed at increasing awareness among decision makers in key professional and business audiences. We are using advertising, including our toll free Genesis ElderCare lines, to promote our brand name in trade, professional and business publications and to promote services directly to consumers.

Personnel

At November 30, 2001, we employed over 46,000 people, including approximately 33,000 full-time and 13,000 part-time employees. Approximately 19% of these employees are physicians, nurses and clinical professional staff.

We currently have 68 facilities that are covered by, or are negotiating, collective bargaining agreements. The agreements expire at various dates from 2002 through 2005 and cover approximately 5,100 employees. We believe that our relationship with our employees is generally good.

We and our industry continue to experience shortages in qualified professional clinical staff. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has created added pressure on our operating margins. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not affect our ability to attract and maintain an adequate staff of qualified healthcare personnel in the future. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans. See "Risk Factors."

Employee Training and Development

We believe that nursing and professional staff retention and development has been and continues to be a critical factor in our successful operation. In response to this challenge, a compensation program which provides for annual merit reviews as well as financial and quality of care incentives has been implemented to promote center staff motivation and productivity and to reduce turnover rates. Management believes that our wage rates for professional nursing staff are commensurate with market rates.

In addition, we have established an internal training and development program for both nurse assistants and nurses. Employee training is emphasized through a variety of in-house programs as well as a tuition reimbursement program. We have established, company-wide, the Genesis Nursing Assistant Specialist Program. Classes are held on the employee's time, at our cost, last for approximately six months and provide advanced instruction in nursing care. When all of the requirements for class participation have been met, the nurse aides graduate and are awarded the title of Geriatric Nursing Assistant Specialist ("GNAS") and they are given a salary adjustment. The GNAS then takes on additional responsibilities, acting in an enhanced, leadership roll in the center. As a GNAS continues along their career path, we provide further incentives.

Similar programs are currently under development for both pharmacy technicians and nursing assistants who work in the assisted living environment. In addition, plans are underway to include specialized studies in the areas of end of life and/or dementia for future GNASs.

We began a junior level management and leadership training program in 1990 referred to as the Pilot Light Program. The target audience for this training is registered nurses and licensed practical nurses occupying charge nurse positions within our nursing centers as well as junior level managers throughout our network. Over 1,300 participants have graduated from this program.

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

All of our eldercare centers and healthcare services, to the extent required, are licensed under applicable law. All skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. We believe that our eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and takes appropriate corrective action. In most cases, we and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases, the reviewing agency may take various adverse actions against a provider, including but not limited to:

    o   the imposition of fines;
    o   suspension of payments for all or new admissions to the center; and
    o in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

These actions may adversely affect a center's ability to continue to operate, ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of our centers have received notices in the past from state and federal agencies that, as a result of certain alleged deficiencies, the agency was taking steps to decertify the centers from participation in Medicare and Medicaid programs.

All of our owned and leased skilled nursing centers are currently certified to receive benefits provided under Medicare. Additionally, all our skilled nursing centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of a skilled nursing center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

Many states in which we operate have adopted Certificate of Need ("CON") or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in:

    o   the inability to provide the service;

    o   the inability to operate the centers;

    o   the inability to complete the acquisition, addition or other change; and

    o the imposition of sanctions or adverse action on the center's license and adverse reimbursement action.

During the past year, several states have passed legislation altering their CON requirements. Virginia is expected to phase out its CON requirement, and Maryland is studying a similar action. These changes are not expected to materially alter our business opportunities.

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

In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws, however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years, the Department of Health and Human Services ("HHS") has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics, and supplies, also referred to as DMEPOS, supplier performance practices have been among the services addressed in these publications. Our Corporate Integrity Program is working to assure that our practices conform. HHS also issues fraud alerts and advisory opinions. Directives concerning double billing, home health services and the provision of medical supplies to nursing facilities have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have focused our internal compliance reviews to assure our practices conform with government instructions, we cannot accurately predict the impact of any such initiatives. See "Cautionary Statements Regarding Forward Looking Statements" and "Revenue Sources."

We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that HHS may adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. We have approximately two years to comply with the regulation. We have established a HIPAA task force consisting of clinical, financial and information services professionals focused on HIPAA compliance.

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

We have a corporate compliance officer responsible for administering the Integrity Program. The corporate compliance officer, with the approval of the chief executive officer or the board of directors, may use any of our resources to evaluate and resolve compliance issues. The corporate compliance officer reports significant compliance issues to the Board of Directors, including the results of investigations and any subsequent disciplinary or remedial actions taken.

In December 1998, we established the Corporate Integrity hotline (the "Hotline"), which offers a toll-free number available to all of our employees to report non-compliance issues. Employee calls to the Hotline may be kept anonymous. All calls reporting alleged non-compliance are logged, investigated, addressed and remedied by appropriate company officials.

In 1999, the corporate integrity subcommittee (the "CIS") was established to ensure a mechanism exists for us to monitor compliance issues. Potential compliance issues are referred by the corporate compliance officer to members of the CIS for investigation. The CIS members are senior members of the reimbursement, risk management, human resources, legal, clinical practices and internal audit departments.

Periodically, we receive information from HHS regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers include medical directors, attending physicians, vendors, consultants and therapists. On a monthly basis, management compares the information provided by HHS to data bases containing providers and individuals doing businesses with us. Any potential matches are investigated and any necessary corrective action is taken to ensure we cease doing business with that provider and individual.

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

We operate eldercare centers in 15 states. In each market, our eldercare centers may compete for customers with rehabilitation hospitals; subacute units of hospitals; skilled or intermediate nursing centers; and personal care or residential centers.

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

Members of a customer's family generally actively participate in the selection of an eldercare center. Competition for subacute patients is intense among acute care hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community; services offered; the appearance of a center; and the cost of services.

Genesis competes in providing pharmacy, medical supply and other specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in the specialty medical services business are similar to those in the eldercare center business and include reputation; the cost of services; the quality of clinical services; responsiveness to customer needs and the ability to provide support in other areas such as third party reimbursement, information management and patient record-keeping.

HCR Manor Care is a publicly traded owner of eldercare centers that competes with us in certain markets. Pursuant to certain service contracts, our NeighborCare pharmacy operations provide services to HCR Manor Care constituting approximately four percent and ten percent of the consolidated net revenues of Genesis and our NeighborCare pharmacy operations, respectively in fiscal 2001. These service contracts are the subject of certain litigation. See "Legal Proceedings."

See "Risk Factors."

Insurance

We carry property, general and professional liability coverage in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

We have experienced an adverse effect on operating cash flow beginning in the third quarter of 2000 due to an increase in the cost of certain of our insurance programs and the timing of funding new policies. Rising costs of eldercare malpractice litigation, losses stemming from these malpractice lawsuits, and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Also, a tightening of the reinsurance market has affected property, auto, and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased.

Prior to June 1, 2000, we purchased general and professional liability insurance coverage ("GL/PL") from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, we have purchased GL/PL coverage from a commercial insurer subject to per claim retentions. These retentions are insured by our wholly-owned captive insurance company, Liberty Health Corp., LTD, referred to as LHC. LHC is currently insuring workers' compensation and GL/PL retentions.

Workers' compensation insurance has been maintained as statutorily required, or in certain jurisdictions for certain periods, we have qualified as exempt or self-insured. Most of the commercial insurance purchased is loss sensitive in nature. As a result, we are responsible for adverse loss development or, in some cases, may be entitled to refunds if losses are below certain levels. We believe that adequate reserves are in place to cover the ultimate liability related to workers' compensation.

We provide several health insurance options to our employees, including a self-insured 80/20 indemnity plan and several fully insured health maintenance organizations.

See "Risk Factors."

ITEM 2:  PROPERTIES

Eldercare Facilities

The following table provides information by state as of November 15, 2001 regarding the eldercare centers we own, lease and manage and the independently owned facilities that, for a fee, have access to many of the resources and capabilities of the Genesis Eldercare(R) Network ("Member Centers"). Member Centers typically purchase an array of services from us and have access to managed care contracts, preferred provider arrangements and group purchasing arrangements. Included in the center count are 34 standalone assisted living facilities with 3,323 units and 19 skilled nursing facilities with 632 assisted living units. Certain properties are leased by the respective operating entities from third parties. If we are unable to make rental payments under these leases it could result in loss of the leased property through eviction or other proceedings. Certain leases do not provide for non-disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner. Also included in Managed centers are 24 transitional care units with 621 beds located in hospitals principally in the state of Massachusetts.


                                Wholly-Owned              Leased             Managed             Member
                                   Centers                Centers            Centers             Centers              Total

                               Centers    Beds       Centers    Beds     Centers    Beds     Centers    Beds     Centers     Beds
----------------------------------------------------------------------------------------------------------------------------------
Maryland                          13      1,711          6      843         12     1,683         15    2,848         46      7,085
Pennsylvania                      29      3,778          7      688         11     1,824          3      375         50      6,665
New Jersey                        22      3,230         12    1,970          8       747          2      375         44      6,322
Massachusetts                     13      1,742          3      370         41     3,162          -        -         57      5,274
Florida                           12      1,556          3      321          -         -          1      120         16      1,997
West Virginia                     15      1,331          5      394          4       270          -        -         24      1,995
Connecticut                        9      1,381          1      130          2       168          -        -         12      1,679
New Hampshire                      9        920          3      260          1        85          -        -         13      1,265
Delaware                           4        502          -        -          3       319          3      449         10      1,270
Virginia                           5        709          1      240          -         -          -        -          6        949
Illinois                           9        919          -        -          -         -          -        -          9        919
Wisconsin                          5        720          -        -          -         -          -        -          5        720
Rhode Island                       3        373          -        -          -         -          -        -          3        373
North Carolina                     -          -          -        -          2       340          -        -          2        340
Vermont                            3        314          -        -          -         -          -        -          3        314
District of Columbia               -          -          -        -          -         -          1      189          1        189
----------------------------------------------------------------------------------------------------------------------------------
Totals                           151     19,186         41    5,216         84     8,598         25    4,356        301     37,356
----------------------------------------------------------------------------------------------------------------------------------

Pharmacy and Medical Supply Facilities

The following table provides information by state regarding the pharmacy and medical supply locations operated by our NeighborCare(R) pharmacy operations as of November 15, 2001.

All but two of these sites are leased. Our inability to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain leases do not provide for non-disturbance from the mortgagee of the fee interest in the property and consequently each such lease is subject to termination in the event that the mortgage is foreclosed following a default by the owner.

                                                                Medical Supply /          Community
                                         Institutional            Home Medical              Based
                                           Pharmacies           Equipment Sites           Pharmacies             Total
------------------------------------------------------------------------------------------------------------------------------
Maryland                                       6                       5                     27                   38
Pennsylvania                                   7                       4                      2                   13
California                                     5                       1                      -                    6
Florida                                        3                       3                      -                    6
New Jersey                                     4                       1                      -                    5
Virginia                                       3                       2                      -                    5
Wisconsin                                      5                       -                      -                    5
Illinois                                       3                       1                      -                    4
South Carolina                                 3                       1                      -                    4
Indiana                                        3                       -                      -                    3
Connecticut                                    1                       1                      -                    2
Massachusetts                                  1                       1                      -                    2
New Hampshire                                  1                       1                      -                    2
New York                                       2                       -                      -                    2
North Carolina                                 2                       -                      -                    2
Oklahoma                                       1                       1                      -                    2
Oregon                                         2                       -                      -                    2
Colorado                                       1                       -                      -                    1
Iowa                                           1                       -                      -                    1
Kentucky                                       1                       -                      -                    1
Michigan                                       1                       -                      -                    1
Ohio                                           1                       -                      -                    1
Rhode Island                                   1                       -                      -                    1
Texas                                          1                       -                      -                    1
West Virginia                                  1                       -                      -                    1
------------------------------------------------------------------------------------------------------------------------------
Totals                                        60                      22                     29                  111
------------------------------------------------------------------------------------------------------------------------------


We believe that our physical properties are well maintained and are in a suitable condition for the conduct of our business.

ITEM 3:  LEGAL PROCEEDINGS

On October 2, 2001, we and Multicare consummated a joint plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code pursuant to a September 20, 2001 order entered by the U.S. Bankruptcy Court for the District of Delaware approving the Plan. See "Business - Reorganization."

An individual prepetition bond holder has filed a notice of appeal of the order confirming the Plan of Reorganizaton in the United States District Court for the District of Delaware. The appeal is pending. The Company has filed a motion to dismiss.

We are a party to litigation arising in the ordinary course of business. With exception to the discussion which follows, we do not believe the results of such litigation, even if the outcome is unfavorable to us, would have a material adverse effect on our financial position. See "Cautionary Statements Regarding Forward Looking Statements."

NeighborCare Pharmacy Services, Inc. v. HCR Manor Care, Inc., Manor Care, Inc. and ManorCare Health Services, Inc.

On May 7, 1999, NeighborCare Pharmacy Services, Inc. ("NeighborCare"), our wholly-owned subsidiary, filed a demand for arbitration under the commercial arbitration rules of the American Arbitration Association (the "AAA Arbitration") against HCR Manor Care, Inc., Manor Care, Inc. and ManorCare Health Services, Inc (collectively, the "respondents"). The AAA Arbitration principally concerns two long-term master service agreements between NeighborCare(R) and ManorCare Health Services, Inc. ("the Master Service Agreements"). Pursuant to one of these agreements (the "Master Pharmacy Agreement"), NeighborCare provides pharmacy services to long-term care facilities owned or operated by Manor Care, Inc., formerly known as HCR Manor Care, Inc. ("Manor Care"). Pursuant to the other agreement (the "Master Infusion Therapy Agreement"), NeighborCare provides infusion therapy products and services to Manor Care long-term care facilities.

In the AAA Arbitration, NeighborCare seeks injunctive relief and compensatory damages estimated to be approximately $34,000,000, plus interest, in connection with (1) respondents' attempts to terminate the Master Service Agreements, and
(2) respondents' failure to provide NeighborCare with the right to serve as the preferred provider of pharmacy and infusion therapy services to all Manor Care long-term care facilities pursuant to the Master Service Agreements. Respondents have filed counterclaims requesting declaratory relief approving the purported termination of the Master Service Agreements, as well as counterclaims seeking compensatory damages of at least $21,000,000, plus interest, in connection with alleged overcharges under the two agreements.

The AAA Arbitration incorporates causes of action that NeighborCare originally pleaded in a complaint filed on May 7, 1999 in the Circuit Court for Baltimore City in an action captioned Vitalink Pharmacy Services, Inc. v. HCR Manor Care, Inc., Manor Care, Inc., and ManorCare Health Services, Inc., Case No. 24-C-99-002179. At first, the AAA Arbitration only addressed claims relating to the Master Pharmacy Agreement, which, as amended, contained an arbitration clause. However, by letter agreement dated May 13, 1999 between NeighborCare and the defendants in the state court case, the litigants agreed to address the claims relating to the Master Infusion Therapy Agreement in the AAA Arbitration. The parties further agreed to stay respondents' attempted termination of both Master Service Agreements until ten days after a final decision is reached in the AAA Arbitration. As a result, the Master Service Agreements remain in full force and effect today.

The parties selected former federal judge Charles Renfrew to serve as the Arbitrator. The parties briefed a motion by Manor Care to dismiss NeighborCare's claims relating to its right to service all of Manor Care's facilities. In connection with that motion, the Arbitrator, on May 17, 2000, declined to dismiss NeighborCare's claims for money damages for breach of its contractual right to serve as the preferred provider to all Manor Care long-term care facilities. However, the Arbitrator did dismiss, without prejudice, NeighborCare's claim for specific performance of that right.

On June 15, 2000, in anticipation of our possible bankruptcy filing, the Arbitrator stayed the AAA Arbitration. In connection with this stay, the parties agreed that respondents may pay NeighborCare 90% of the face amount of all invoices for pharmaceutical and infusion therapy goods and services that NeighborCare renders to respondents under the Master Service Agreements. The parties agreed, however, that respondents must continue to pay NeighborCare the full face amount of all invoices for pharmacy consulting services under the Master Service Agreement. We subsequently filed for protection under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on June 22, 2000. Upon that filing, the AAA Arbitration became subject to the automatic stay provisions of 11 U.S.C. ss. 362.

On December 8, 2000, Manor Care renewed a previously filed motion seeking to lift the automatic stay in the AAA Arbitration. On February 6, 2001, the Bankruptcy Court granted the motion, allowing the AAA Arbitration to continue. The hearing in the AAA Arbitration began in Washington, D.C. on July 30, 2001 and was completed on August 16, 2001. Post-hearing briefing has been completed. The Arbitrator's decision is pending.

Motion to Assume the Master Service Agreements, filed in In re Genesis Health Ventures, Inc.

On January 16, 2001, NeighborCare filed a motion with the United States Bankruptcy Court for the District of Delaware seeking to assume the Master Service Agreements in its chapter 11 case. This motion was heard at the same time the Bankruptcy Court considered Manor Care's motion to lift the automatic stay. The Bankruptcy Court postponed any decision on the motion to assume pending the outcome of the AAA Arbitration. This issue is still pending.

Genesis Health Ventures, Inc. v. HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr.

On May 7, 1999, we filed an action in the United States District Court for the District of Delaware against HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr. (the "Genesis Delaware Action"). In this action, we seek compensatory and punitive damages exceeding $200,000,000 for federal securities fraud, common-law fraud, negligent misrepresentation and controlling person liability in connection with material misrepresentations and omissions made by defendants during the course of our acquisition of Vitalink. We further seek injunctive relief with respect to Manor Care's failure to dispose of its ownership interests in Heartland Healthcare Services, a competitor of NeighborCare, pursuant to a non-competition provision found in a Side Agreement between Genesis, Vitalink and the entity formerly known as Manor Care, Inc., and now known as Manor Care of America, Inc. ("MCAI").

Defendants filed a motion to dismiss or stay this action pending the resolution of the AAA Arbitration. On March 22, 2000, the Court denied the defendants' motion to dismiss, but granted the motion to stay the case pending resolution of the AAA Arbitration. As a result, the case remains stayed.

NeighborCare Pharmacy Services, Inc. v. Omnicare, Inc. and Heartland Healthcare Services

On July 26, 1999, NeighborCare filed an action in the Circuit Court for Baltimore County, Maryland against Omnicare, Inc. and Heartland Healthcare Services, a joint venture between Omnicare and Manor Care. In this action, NeighborCare seeks injunctive relief, and compensatory and punitive damages of not less than $200,000,000, in connection with defendants' tortious interference with the Master Service Agreements.

The two defendants each filed motions to dismiss, or, in the alternative, to stay this action pending the resolution of the AAA Arbitration. On November 12, 1999, the Court granted the motions to stay, and set a January 31, 2000 hearing date for the motions to dismiss. Defendants subsequently withdrew their motions to dismiss prior to the hearing date. As a result, the case remains stayed.

Manor Care, Inc. v. Genesis Health Ventures, Inc.

On August 17, 1999, MCAI (then known as Manor Care, Inc.) filed a lawsuit in the United States District Court for the District of Delaware against us. In this action, the plaintiff brings claims under the federal securities laws resulting from alleged misrepresentations and omissions made by us in connection with MCAI's acquisition of our Series G Preferred Stock as compensation for its sale of Vitalink to us. Plaintiff seeks compensatory damages of unspecified amount, rescission of MCAI's purchase of the Series G Preferred Stock, and the return of the consideration paid by MCAI at the time of our acquisition of Vitalink from MCAI.

We filed a motion to dismiss this action. On September 29, 2000, the Court granted that motion in part and denied it in part. Specifically, the Court dismissed plaintiff's allegations regarding purportedly fraudulent statements concerning: our knowledge as to certain legislative changes to the Medicare program; the effect of our affiliate Multicare on Genesis' earnings; our intent with respect to the issuance of preferred stock; and our ability to declare dividends on the Series G Preferred Stock. Accordingly, the only allegations that were not dismissed from this action concern our alleged failure to include certain financial information on the Registration Statement it filed in connection with our acquisition of Vitalink, and allegedly fraudulent statements concerning our labor relations. Our motion to consolidate this action with the Genesis Delaware Action described above has been denied.

On October 22, 2001, plaintiff filed a motion to reconsider the Court's decision to dismiss this action in part, and we filed an opposition to that motion. On December 5, 2001, Genesis filed a motion to dismiss the entire action pursuant to our Joint Plan of Reorganization and the Bankruptcy Court's order confirming that Plan, which extinguish plaintiff's claims against us except to the extent that those claims may be repled as set-off or recoupment against claims brought by us. The parties have agreed that plaintiff has until January 14, 2002 to respond to that motion.

Manor Care of America, Inc. v. Genesis Health Ventures, Inc., the Cypress Group L.L.C., TPG Partners II, L.P., and Nazem, Inc.

On December 22, 1999, MCAI filed a lawsuit in the United States District Court for the Northern District of Ohio against us, the Cypress Group L.L.C., TPG Partners II, L.P., and Nazem, Inc. In this action, MCAI brings claims of federal securities fraud in connection with alleged misrepresentations and omissions made by us in connection with our issuance of Series H Preferred Stock and Series I Preferred Stock (the "Senior Preferred Stock") on or about November 15, 1999. In connection with the issuance of the Senior Preferred Stock, MCAI also brings state law breach-of-contract claims with respect to our purported obligations under (1) a Rights Agreement entered into between us and MCAI at the time of our acquisition of Vitalink from MCAI, and (2) the terms of the Series G Preferred Stock issued to MCAI in connection with the Vitalink transaction. MCAI seeks rescission of the Senior Preferred Stock and unspecified monetary damages.

On February 29, 2000, we filed a motion to dismiss this action on the ground, among others, that the sole federal claim alleged fails to state a cause of action under federal securities laws. That motion has been fully briefed. In response to our chapter 11 filing, the Court, on July 19, 2000, stayed this action and ordered the case closed subject to reopening upon written motion. The case remains closed.

We are not able to predict the results of such litigation. However, if the outcome is unfavorable to us, and the claims of HCR Manor Care are upheld, such results would have a material adverse effect on our financial position, results from operations and cash flows. See "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors."

U.S. ex rel Scherfel v. Genesis Health Ventures et al.

In this action, brought in United States District Court for the District of New Jersey on March 16, 2000, the plantiff alleges that a pharmacy purchased by NeighborCare failed to process Medicaid credits for returned medications. The allegations are vaguely alleged for other jurisdictions. While the action was under seal in United States District Court, we fully cooperated with the Department of Justice's evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The plantiff filed a proof of claim in our bankruptcy proceedings initially for approximately $650,000,000 and more recently submitted an amended claim in the amount of approximately $325,000,000. We believe the allegations have no merit and have objected to the proof of claim. We intend to defend the suit.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The following table indicates the range of prices per share of the our common stock that was cancelled as a result of the Plan, as reported on the New York Stock Exchange through June 22, 2000 and on the OTC Bulletin Board thereafter.

Fiscal Year Ending                      High                   Low
------------------                      ----                   ---
September 30, 2001
First Quarter                          $0.20                 $0.03
Second Quarter                         $0.41                 $0.11
Third Quarter                          $0.36                 $0.02
Fourth Quarter                         $0.08                 $0.01
September 30, 2000
First Quarter                          $2.94                 $1.94
Second Quarter                         $3.50                 $0.56
Third Quarter                          $0.75                 $0.02
Fourth Quarter                         $0.31                 $0.06

Our new common stock was issued on October 2, 2001 and currently trades on the OTC Bulletin Board under the symbol "GHVE". We have applied to have the new common stock traded on the Nasdaq National Market. The range of prices from October 2, 2001 through December 26, 2001 of the new common stock was $19.20 to $26.00. As of December 26, 2001, there were 39,671,279 shares of the new common stock outstanding and entitled to vote. As of December 26, 2001, there were 5,199 stockholders of record of the new common stock.

The Senior Credit Facility and Senior Secured Note agreements restrict our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Management does not anticipate the payment of cash dividends on the new common stock in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA


                                                       |--------------------------Predecessor Company-------------------------|
                                                            2001           2000           1999           1998           1997
                                                            ----           ----           ----           ----           ----
Statement of Operations Data
(in thousands, except per share data)
Net revenues                                           $  2,569,937    $ 2,433,858    $ 1,866,426     $ 1,405,305   $1,099,823
Operating income (loss) before capital costs (1)            133,135      (138,280)         85,879         134,690      184,868
Earnings (loss) before extraordinary items,
   cumulative effect of accounting change and after
   preferred dividends                                   (1,277,814)     (873,043)      (287,950)        (23,976)       48,144
Net income (loss) attributable to common
   shareholders                                             247,009      (883,455)      (290,050)        (25,900)       47,591
Per common share data (Diluted):
Earnings (loss) before extraordinary items and
   cumulative effect of accounting change                    (26.27)       (18.55)         (8.11)          (0.68)         1.34
Net income (loss) attributable to common
   shareholders                                        $       5.08    $   (18.77)    $    (8.17)     $    (0.74)   $     1.33
Weighted average shares of common stock and
   equivalents                                               48,641         47,077         35,485          35,159       36,120
-------------------------------------------------------------------------------------------------------------------------------
Other Financial Data
Capital expenditures (in thousands)                    $     43,721    $    51,981    $    77,943     $    56,663   $   61,102
Operating Data
Payor Mix
     Private pay and other                                      39%            41%            47%             45%          39%
     Medicare                                                   18%            16%            14%             20%          24%
     Medicaid                                                   43%            43%            39%             35%          37%
Average owned/leased eldercare center beds (2)               24,783         14,286         15,522          15,137       15,132
Occupancy Percentage                                          90.8%          90.7%          90.7%           91.5%        91.0%
Average managed eldercare center beds (2)                     9,215         23,779         23,984          24,234        6,101
Average institutional pharmacy beds served                  253,224        244,409        245,277         109,520       51,655
Average full-time equivalent personnel                       40,425         40,450         40,500          37,708       27,700

                                                        Successor   |
                                                         Company    |  |------------------Predecessor Company-----------------|
                                                           2001     |      2000           1999            1998           1997
Balance Sheet Data (in thousands)                          ----     |      ----           ----            ----           ----
Working capital                                        $  298,515   |  $  304,241     $  235,704      $  243,461    $   166,065
Total assets                                            1,834,580   |   3,127,899      2,429,914       2,627,368      1,434,113
Liabilities subject to compromise                               -   |   2,446,673              -               -              -
Long-term debt                                            603,268   |      10,441      1,484,510       1,358,595        651,667
Redeemable preferred stock                                 42,600   |     442,820              -               -              -
Shareholders' equity (deficit)                         $  834,858   |  $ (246,926)    $  587,890      $  875,072    $   608,021

(1) Capital costs include depreciation and amortization, lease expense, interest expense, the Multicare joint venture restructuring cost incurred in 2000, and debt restructuring and reorganization costs incurred in 2000 and 2001.

(2) In connection with the consummation of the Plan, 10,702 Multicare beds previously classified as "Managed and Jointly-Owned Facilities" were reclassified as "Owned and Leased Facilities." See "Business - Reorganization."

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions and Events" for a description of significant transactions, including the definition of Successor Company, which is defined under "Reorganization - Fresh-Start Reporting."

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     General

Since we began operations in July 1985, we have focused our efforts on providing an expanding array of specialty medical services to elderly customers. We generate revenues primarily from two sources: inpatient services and pharmacy and medical supply services. However, we also derive revenue from other sources.

Inpatient service revenue includes all room and board charges and ancillary service revenue for our eldercare customers at our 192 owned and leased eldercare centers.

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy operations. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. We provide these services through 60 institutional pharmacies (two are jointly-owned) and 22 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas. In addition, we operate 29 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists.

We include the following service revenue in other revenues: rehabilitation therapy services, management fees, capitation fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees, respiratory health services and other healthcare related services.

                         Certain Transactions and Events

Reorganization

On October 2, 2001, the effective date, we and Multicare consummated a joint plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the "Reorganization") pursuant to a September 20, 2001 order entered by the U.S. Bankruptcy Court for the District of Delaware approving the Plan proposed by us and Multicare.

The principal provisions of the Plan are as follows:

    o Multicare became our wholly-owned subsidiary. We previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare(R) brand name;

    o New senior notes, new convertible preferred stock, new common stock and new warrants were issued to the companies' creditors. Approximately 93% of our common stock, referred to as the new common stock, $242,600,000 in senior notes and preferred stock with a liquidation preference of $42,600,000 were issued to our and Multicare senior secured creditors. Approximately 7% of the new common stock is to be issued to our and Multicare unsecured creditors as well as one year warrants to purchase an additional 11% of the new common stock;

    o Holders of our and Multicare pre-Chapter 11 preferred and common stock received no distribution and those instruments were canceled;

    o Claims between us and Multicare were set-off against one another and any remaining claims were waived and released; and

    o The following persons were designated to comprise our board of directors: Michael R. Walker, our chief executive officer and chairman; James H. Bloem of Humana Inc.; Edwin M. Crawford of Caremark Rx; James
        E. Dalton, Jr.; James D. Dondero of HCMLP; Robert H. Fish of Sonoma-Seacrest, LLC; Dr. Philip P. Gerbino of the University of the Sciences in Philadelphia; and Joseph A. LaNasa III of Goldman Sachs & Co.

Our financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. These changes had a significant adverse impact on the healthcare industry as a whole and on our cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors have adversely affected our cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we were too highly leveraged to service our debt, including our long-term lease obligations. See Business - "Revenue Sources," "Personnel," "Government Regulation," and "Insurance." Also see "Fiscal 2000 Compared to Fiscal 1999."

On October 2, 2001, the effective date, and in connection with the consummation of the Plan, we entered into a Senior Credit Facility consisting of the following: (1) a $150,000,000 revolving line of credit (the "Revolving Credit Facility"); (2) a $285,000,000 term loan (the "Term Loan") and (3) an $80,000,000 delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The proceeds from the Term Loan were utilized to repay $196,000,000 of the then outstanding amounts under the $250,000,000 Genesis debtor-in-possession financing facility (the "Genesis DIP Facility") and $50,000,000 of the then outstanding synthetic lease facility, with the remaining $39,000,000 provided to fund restructuring related costs in accordance with the Plan.

On October 2, 2001, the effective date, and in connection with the consummation of the Plan, we also entered an indenture agreement in the principal amount of $242,605,000 (the "Senior Secured Notes").

Fresh-Start Reporting

Upon emergence from our Chapter 11 proceedings, we adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In connection with the adoption of fresh start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective September 30, 2001. Consequently, the consolidated balance sheet and related information at September 30, 2001 is labeled "successor company," and reflects the Plan and the principles of fresh start reporting. Periods presented prior to September 30, 2001 have been designated "predecessor company."

In adopting the requirements of fresh-start reporting as of September 30, 2001, we were required to value our assets and liabilities at their estimated fair value and eliminate our accumulated deficit at September 30, 2001. With the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis, price/earnings ratios, and other applicable ratios and economic industry information relevant to our operations, and through negotiations with the various creditor parties in interest, we determined our reorganization value, before consideration of post-filing current and long term liabilities or minority interests, to be $1,525,000,000.

The adjustments to reflect the adoption of fresh-start reporting, including the adjustments to record property, plant and equipment, other long-term assets, investments in unconsolidated affiliates and identifiable intangible assets, at their fair values, have been reflected in the consolidated balance sheet as of September 30, 2001. In addition, the successor company's consolidated balance sheet was further adjusted to eliminate existing liabilities subject to compromise, minority interest with Multicare and consolidated shareholders' deficit; and to reflect the aforementioned $1,525,000,000 reorganization value, which includes the establishment of $320,953,000 of reorganization value in excess of amounts allocable to net identifiable assets (goodwill). See "Footnote 2 - Fresh-Start Reporting in the Notes to Consolidated Financial Statements" for a reconciliation of the predecessor Company and successor Company consolidated balance sheets at September 30, 2001.

Merger of Genesis and Multicare

Prior to October 1, 1999, we accounted for our 43.6% owned investment in Multicare using the equity method of accounting. Following a restructuring transaction effective on October 1, 1999, we gained managerial, operational and financial control of Multicare, and consequently consolidated the results of Multicare. Accordingly, Multicare's assets, liabilities, revenues and expenses as of and for the year ended September 30, 2000 are consolidated at their recorded historical amounts and the financial impact of transactions between us and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare was carried as minority interest based on their proportionate share of Multicare's historical book equity. In accordance with the Plan, Multicare became our wholly-owned subsidiary on October 2, 2001, the effective date. Under fresh start reporting, we consolidated our 100% interest in Multicare as of September 30, 2001.

The consummation of the Plan constitutes a change in our controlling interests. The provisions of the Plan will have a material effect on our operating results in future periods. See "Footnote 5 - Significant Transactions and Events in the Notes to Consolidated Financial Statements" concerning the pro forma effect of the Plan and the Merger of Genesis and Multicare.

Proposed APS Transaction

On September 24, 2001, our wholly-owned subsidiary entered into an asset purchase agreement to buy substantially all of the assets of American Pharmaceutical Services, Inc., referred to as APS, and certain other corporate entities, all of which are subsidiaries of either Mariner Health Group ("MHG") or Mariner Post Acute Network, referred to as MPAN, (such selling entities, collectively with MHG and MPAN, are referred to as the Sellers), for approximately $42,000,000 plus up to $18,000,000 in deferred payments contingent on performance (the "Genesis Original Offer").

The sale was subject to a U.S. Bankruptcy Court approved competitive bidding process and final court approval of the prevailing bid in the MPAN and MHG Chapter 11 cases. On December 5, 2001, pursuant to the bidding process, and following an auction held on December 4, 2001, the Mariner Bankruptcy Court approved another bidder to purchase APS. We will be eligible to collect a "break-up fee" of $1,700,000 contingent upon our leaving the Genesis Original Offer open for 60 days. If Mariner closes on the sale of APS to the prevailing bidder within the 60 day period, Mariner is required to pay the break-up fee to us. If Mariner does not close on the sale of APS to the prevailing bidder within said 60 day period, Mariner may, at its option, seek to close on the sale of APS to us upon the terms of the Genesis Original Offer or pay the break-up fee to us.

Other Dispositions, Closures and Lease Terminations

In the normal course of business we continually evaluate the performance of our operating units. Therefore, from time to time, under-performing or non-strategic assets are closed or sold and related leases are terminated. Individually, these actions are not significant.

ElderTrust Transactions

On January 31, 2001, we reached an agreement to restructure our relationship with ElderTrust, a Maryland healthcare real estate investment trust. The agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by us and Multicare either directly or through joint ventures. Under our agreement, we assumed the ElderTrust leases subject to certain modifications, including a reduction in our annual lease expense of $745,000; extension of the maturity and reduction of the principal balances of loans for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount; and acquisition of a building currently leased from ElderTrust, which is located on the campus of a Genesis skilled nursing facility, for $1,250,000. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19,650,000 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to us under a new ten-year lease with annual rents of $791,561.

AGE Institute

In the fourth fiscal quarter of 2000, we received notice from the AGE Holdings, Inc., referred to as AGE, a not-for-profit owner / sponsor of 20 eldercare centers with approximately 2,400 beds, that it wished to discontinue our management contracts and ancillary service contracts (the "AGE Contracts"). Effective October 31, 2000, the AGE Contracts were terminated. In fiscal 2000, the AGE Contracts generated approximately $19,000,000 in revenue and $2,000,000 in operating income.

On November 27, 2000, we filed an adversary proceeding in the Genesis bankruptcy cases against AGE and four of AGE's subsidiaries: AGE Institute of Pennsylvania, Inc.; AGE Institute of Massachusetts, Inc.; AGE Institute of Florida, Inc.; and Delaware Valley Convalescent Homes, Inc. (collectively, the "AGE Entities"). The complaint seeks to recover approximately $20,800,000 owed to us through the AGE Contracts, by which we provided services to 20 nursing homes owned by the defendants in Pennsylvania, Massachusetts and Florida. The complaint asserts counts against all defendants for breach of contract, civil conspiracy and unjust enrichment. The complaint asserts an additional claim against AGE Institute of Pennsylvania, Inc. and AGE Institute of Massachusetts, Inc. for breach of certain trust indentures. In response, the AGE Entities filed counterclaims against us alleging violations of the Racketeering Influenced Corrupt Organizations Act, fraud, lender liability, breach of fiduciary duty, breach of management agreements, breach of professional standards/ professional negligence, conversion, interference with business relations, and conspiracy. The counterclaims seek punitive, compensatory, and exemplary damages, as well as claims to invalidate certain working capital and subordinated loan obligations of the AGE Entities to us. The counterclaims further seek administrative expense treatment of any amount found due to the AGE Entities for post-petition damages. While we believe that the counterclaims have no merit, in the event the AGE Entities were to prevail on their counterclaims, such counterclaims could exceed our claims against the AGE Entities. There are no assurances that we will prevail on our claims against the AGE Entities and there will be any recovery. The AGE Entities have filed proofs of claim (in unliquidated amounts) in the Genesis Bankruptcy Cases in connection with their counterclaims. It is anticipated that the adversary proceeding will not be tried until the summer of 2002. It should be noted that any recovery against the AGE Entities is uncertain.

Sale of Ohio Operations

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. We recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Vitalink Transaction

On August 28, 1998, we consummated the merger agreement with Vitalink Pharmacy Services, Inc., referred to as Vitalink, pursuant to which Vitalink merged with and into our wholly-owned subsidiary. Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to independent healthcare facilities.

Multicare Transactions

In October 1997, Genesis ElderCare Corp., a Delaware corporation owned 43.6% by us, acquired Multicare, pursuant to a tender offer and merger. Multicare is in the business of providing eldercare and specialty medical services in selected geographic regions. Included among the operations acquired by Genesis Eldercare Corp. were operations relating to the provision of:

    o eldercare services including skilled nursing care, assisted living, Alzheimer's care and related support activities traditionally provided in eldercare facilities;

    o specialty medical services consisting of sub-acute care such as ventilator care, intravenous therapy and various forms of coma, pain and wound management and rehabilitation therapies such as occupational, physical and speech therapy, and stroke and orthopedic rehabilitation; and

    o   management services and consulting services to eldercare centers.

In connection with the Multicare transaction, we entered into a management agreement pursuant to which we managed Multicare's operations. We also entered into an asset purchase agreement with Multicare and certain of its subsidiaries pursuant to which we acquired all of the assets used in Multicare's outpatient and inpatient rehabilitation therapy business, and a stock purchase agreement with Multicare and certain subsidiaries pursuant to which we acquired all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that were engaged in the business of providing institutional pharmacy services to third parties.

                              Results of Operations

Fiscal 2001 Compared to Fiscal 2000

Our total net revenues for the twelve months ended September 30, 2001 were $2,569,937,000 compared to $2,433,858,000 for the twelve months ended September 30, 2000, an increase of $136,079,000, or 6%.

Inpatient service revenue increased $40,079,000, or 3%, to $1,360,230,000 from $1,320,151,000. Of this increase, approximately $8,922,000 is attributed to the consolidation of two eldercare centers previously under joint ownership that became wholly-owned effective July 1, 2000 (the "P&R Transaction"). Approximately $1,295,000 of the increase resulted from the consolidation of one additional eldercare center previously under joint ownership that became wholly-owned effective January 31, 2001 in connection with the ElderTrust Transactions. Approximately $83,190,000 is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. Our average rate per patient day for the twelve months ended September 30, 2001 was $165 compared to $153 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BBRA and BIPA on our average Medicare rate per patient day, which increased to $323 for the twelve months ended September 30, 2001 compared to $294 for the comparable period in the prior year. Our revenue Quality Mix for the twelve months ended September 30, 2001 was 51.8% compared to 49.4% for the comparable period in the prior year. These rate and Quality Mix increases are offset by a decrease in revenue of approximately $53,328,000 resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 455,965 to 8,161,134 during the twelve months ended September 30, 2001 compared to 8,617,099 during the comparable period last year. Of this decrease, 451,314 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the consolidation of 76,941 patient days of three eldercare centers following the P&R Transaction and Eldertrust Transaction. A decrease of 22,385 days compared to the comparable period last year is attributed to one additional calendar day in the September 30, 2000 period due to a leap year. The remaining decrease of 59,207 patient days is the result of a decrease in overall occupancy.

Pharmacy and medical supply service revenue was $1,040,051,000 for the twelve months ended September 30, 2001 compared to $952,350,000 for the twelve months ended September 30, 2000. Pharmacy and medical supply service revenues increased approximately $87,701,000, or 9%, due primarily to net revenue growth with external customers.

Other revenues increased approximately $8,299,000 from $161,357,000 to $169,656,000. Approximately $8,131,000 of this increase resulted from the consolidation of a respiratory health business purchased in April of 2000 for the entire 12 month period ended September 30, 2001, compared to only the final six months in the prior year. Approximately $7,368,000 of this increase is attributed to a net increase in revenues of other service businesses. The remaining change is a reduction in other revenue of approximately $7,200,000 and is attributed to the termination of certain management contracts, primarily with AGE.

Salaries, wages and benefit costs increased $22,232,000, or 2% for the twelve month period ended September 30, 2001 to $1,110,675,000 from $1,088,443,000 for the same period in the prior year. Of this increase, approximately $6,178,000 resulted from the addition of new businesses in the current year. The overall increase was offset by approximately $24,261,000 in decreased salaries, wage and benefit costs resulting from the sale, closure or lease terminations of certain eldercare centers. As a percentage of net revenue, salaries, wages and benefit costs, once adjusted for the impact of new and exited businesses, declined to 43.3% for the twelve months ended September 30, 2001, compared to 44.7% for the comparable period in the prior year. This decrease as a percentage of revenue resulted from net revenue growth, primarily in our pharmacy and other ancillary service businesses, which did not require proportional increases in labor related costs.

Cost of sales increased $76,557,000 for the twelve month period ended September 30, 2001, to $611,517,000 from $534,960,000 for the same period in the prior year. Approximately $70,707,000 is attributed to an increase in pharmacy and medical supply cost of sales ($52,875,000 of which is attributed to pharmacy and medical supply revenue volume growth, and $17,832,000 is attributed to changes in customer and product mix). The remainder of the increase of approximately $5,850,000, is principally related to the consolidation of and the growth in the cost of sales of a respiratory health business purchased in April of 2000.

Our other operating expenses decreased $234,125,000, to $714,610,000 for the twelve months ended September 30, 2001 from $948,735,000 for the comparable period in the prior year. Of the net decrease, approximately $266,315,000 is attributed to a decrease in certain charges equaling $108,393,000 for the twelve month period ended September 30, 2001 compared to $374,708,000 for the same period in the prior year (labeled as included in other operating expenses and described more fully in the paragraphs that follow), and approximately $22,134,000 from operating cost savings resulting from the sale, closure or lease terminations of certain eldercare centers. Those reductions are offset by approximately $3,459,000 attributed to the consolidation of the operating expenses of three eldercare centers following the P&R and ElderTrust Transactions; approximately $4,675,000 of higher bad debt provisions; and the remaining operating cost growth of approximately $46,190,000 is attributed to general inflationary cost increases.

During the twelve months ended September 30, 2001, we recorded costs in connection with certain uncollectible receivables, insurance related cost and other charges included in other operating expenses. The following table and discussion provides additional information on these charges.

                                                                                                                2001
--------------------------------------------------------------------------------------------------------------------
   Notes receivable, advances, and trade receivables, due from affiliated
     businesses formerly owned or managed deemed uncollectible                                        $   30,048,000
   Uncollectible trade receivables                                                                        39,249,000
   Self-insured and related program costs                                                                 21,026,000
   Other charges                                                                                          18,070,000
---------------------------------------------------------------------------------------------------------------------
Total uncollectible receivable, insurance related and other charges included in
   other operating expenses                                                                           $  108,393,000
---------------------------------------------------------------------------------------------------------------------

In fiscal 2001, we performed periodic assessments of the collectibility of amounts due from certain affiliated businesses in light of the adverse impact of PPS on their liquidity and profitability. As a result of our assessment, the carrying value of notes receivable, advances and trade receivables due from affilitates was written down by $30,048,000.

In fiscal 2001, we performed a re-evaluation of our allowance for doubtful accounts triggered by deteriorations in the agings of certain categories of receivables. We believed that such deteriorations in the agings were due to several prolonged negative factors related to the operational effects of the bankruptcy filings such as personnel shortages and the time demands required in normalizing relations with vendors and addressing a multitude of bankruptcy issues. As a result of this re-evaluation, we determined that an increase in the allowance for doubtful accounts of approximately $39,249,000 was necessary.

In fiscal 2001, as a result of adverse claims development we reevaluated the levels of reserves established for certain self-insured health and workers' compensation benefits and other insurance related programs. These charges were approximately $21,026,000.

In addition, we incurred charges of approximately $18,070,000 during fiscal 2001, principally related to contract and litigation matters and settlements, and certain other charges.

In October of 2000, we sold an idle 232 bed eldercare center for cash consideration of approximately $7,000,000, resulting in a net gain of approximately $1,770,000. In April of 2001, we sold an underperforming 121 bed eldercare center for cash consideration of approximately $461,000. The sale resulted in a net loss of approximately $2,310,000.

Depreciation and amortization expense decreased $9,678,000, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and property, plant and equipment and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $2,502,000, of which approximately $2,204,000 is attributed to the sale, closure or lease terminations of certain eldercare centers, offset by an increase of approximately $1,202,000 attributed to the consolidation of two leased eldercare centers in connection with the P&R Transaction. The remaining decrease of approximately $1,500,000 is attributed to a decline in the weighted average borrowing rate associated with a lease financing facility.

Interest expense decreased $84,253,000. In accordance with SOP 90-7, we ceased accruing interest following the petition date, June 22, 2000, on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the twelve months ended September 30, 2001 was $214,735,000, leaving $95,418,000 of interest expense unaccrued for that period as a result of the Chapter 11 filings. Contractual interest expense for the twelve months ended September 30, 2001 decreased by $16,764,000 compared to $231,499,000 for the same period in the prior year. Approximately $33,618,000 of the decrease is primarily attributed to a lower weighted average borrowing rate and offset by additional net capital and working capital borrowings under the Genesis DIP Facility resulting in additional interest expense of approximately $16,854,000.

During the twelve months ended September 30, 2001, we recorded charges in connection with debt restructuring and reorganization costs. The following table and discussion provides additional information on these charges.

                                                                                                 2001
-------------------------------------------------------------------------------------------------------------
Debt Restructuring and Reorganization Costs:
   Professional, bank and other fees                                                           $   59,393,000
   Employee benefit related costs                                                                  16,786,000
   Exit costs of terminated businesses                                                              5,877,000
   Fresh start valuation adjustments                                                            1,033,729,000
-------------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                                             $ 1,115,785,000
-------------------------------------------------------------------------------------------------------------

During the twelve months ended September 30, 2001, we incurred approximately $1,115,785,000 of legal, bank, accounting, fresh-start valuation adjustments and other costs in connection with our debt restructuring and the Chapter 11 cases. Of these charges, approximately $59,393,000 is attributed to professional, bank and other fees and approximately $16,786,000 pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In addition, we incurred approximately $5,877,000 of costs associated with exiting certain terminated businesses. Fresh-start valuation adjustments of $1,033,729,000 were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and liabilities at estimated fair values. The fresh-start valuation adjustment is principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values.

Equity in net loss of unconsolidated affiliates for the twelve months ended September 30, 2001 was $10,232,000 compared to $2,407,000 for the comparable period in the prior year. This increase of $7,825,000 is attributed to changes in the earnings/losses reported by our unconsolidated affiliates, as well as the P&R Transaction.

Minority interest decreased $108,991,000 during the twelve months ended September 30, 2001 to $23,453,000 compared to $132,444,000 for the comparable period in the prior year. This decrease is principally attributed to a lower net loss reported by Multicare and the resulting Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period. The Multicare net loss was reduced during the twelve months ended September 30, 2001 compared to the comparable period in the prior year, principally due to lower asset impairment charges and lower interest expense recognition under SOP 90-7.

As a result of the consummation of the Plan, and in accordance with the provisions of SOP 90-7, we recorded a $1,524,823,000 extraordinary gain on the discharge of certain of our indebtedness.

Effective October 1, 1999, Genesis adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires start-up costs be expensed as incurred. For the twelve months ended September 30, 2000, the cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $16,400,000 pre tax and $10,412,000 after tax.

Preferred stock dividends increased $3,027,000 to $45,623,000 during the twelve months ended September 30, 2001 compared to $42,596,000 for the comparable period in the prior year. This increase is attributed to a full twelve months of series H and series I preferred stock accrued dividends for the twelve months ended September 30, 2001 compared to ten and one-half months in the 2000 period.

Fiscal 2000 Compared to Fiscal 1999

In Fiscal 1999, prior to the Multicare restructuring transaction, we accounted for our investment in Multicare using the equity method of accounting. In Fiscal 2000, upon consummation of the restructuring transaction, we consolidated the financial results of Multicare because we had managerial, operational and financial control of Multicare under the terms of the restructuring agreement. Accordingly, Multicare's assets, liabilities, revenues and expenses are consolidated at their recorded historical amounts and the financial impact of transactions between us and Multicare are eliminated in consolidation. For the twelve months ended September 30, 2000, approximately $136,100,000 of revenue, and a corresponding amount of expense, was eliminated as a result of the consolidation of us and Multicare. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity. A significant percentage of the fluctuations in operating results reported in Fiscal 2000 compared to Fiscal 1999 are a result of this change in the method of accounting for Multicare.

Inpatient service revenue increased $616,046,000 or 87% to $1,320,151,000 from $704,105,000. Of this increase, approximately $632,078,000 is attributed to the consolidation of Multicare's inpatient revenues in the twelve months ended September 30, 2000, and approximately $16,300,000 is attributed to volume growth in Genesis' Medicare census. These increases are offset by reduced revenue of approximately $44,100,000 resulting from ten fewer eldercare centers operating in the September 30, 2000 period compared to the September 30, 1999 period, and approximately $5,400,000 is attributed to rate dilution in our Medicare rate per patient day as a result of PPS. The remaining increase of approximately $17,168,000 is due to shifts in other payor categories and rates. Our average Medicare rate per patient day for the fiscal year ended September 30, 2000 was approximately $294 compared to $302 for the fiscal year ended September 30, 1999. Total patient days increased 3,679,048 to 8,617,099 during the twelve months ended September 30, 2000 compared to 4,938,051 during the comparable period last year. Of this increase, 4,001,732 patient days are attributed to the consolidation of Multicare's inpatient business in the twelve months ended September 30, 2000, and 13,284 days are attributed to one additional calendar day in the September 2000 period due to a leap year. These increases are offset by a reduction of 319,148 patient days resulting from ten fewer eldercare centers operating in the September 30, 2000 period compared to the September 30, 1999 period and the remaining decrease of 16,820 is the result of a decline in overall occupancy.

Pharmacy and medical supply service revenues were $952,350,000 for the fiscal year ended September 30, 2000 versus $927,334,000 for fiscal year ended September 30, 1999. Pharmacy and medical supply service revenues increased approximately $51,716,000 due to net revenue growth with external customers. This increase is offset by approximately $26,700,000 due to the consolidation of Multicare's results with ours in the September 2000 period and the resulting elimination of pharmacy and medical supply service revenues generated with the Multicare centers.

Other revenues decreased approximately $73,630,000 from $234,987,000 to $161,357,000. Approximately $5,300,000 of this decline is attributed to contraction in our rehabilitation services business since the January 1, 1999 implementation of PPS by many of our external rehabilitation customers. Approximately $60,800,000 of the decline is attributed to the consolidation of Multicare's results with ours and the resulting elimination of management fee and other service related revenues with Multicare in the twelve months ended September 30, 2000. Approximately $20,200,000 of this decline is attributed to the termination of a capitation contract in our Chesapeake region. Of the remaining increase in other revenue, $5,800,000 is attributed to the revenues of a respiratory health services business acquired in the third fiscal quarter of 2000, with the remaining approximately $6,900,000 attributed to net growth in our other service businesses.

Salaries, wages and benefits cost increased $375,239,000, or 52.6% for the twelve month period ended September 30, 2000 to $1,088,443,000 from $713,204,000 for the same period during fiscal 1999. Of this increase, approximately $339,575,000 resulted from the consolidation of Multicare's salaries, wages and benefit costs. Salaries, wages and benefit costs, as a percentage of net revenue, excluding the consolidation of Multicare's labor related costs, increased to 38.9% for the twelve months ended September 30, 2000, compared to 38.2% for the comparable period in the prior year. The growth in salaries, wages, and benefits as a percentage of revenue between 1999 and 2000 is attributed to continued pressure on wage and benefit related costs in all of our operating businesses, particularly in our eldercare centers. We and our industry have experienced shortages in qualified professional clinical staff. As the demand for these services has exceeded the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, many offering new and more attractive wage and benefit packages. See Business - "Government Regulation," "Personnel," "Employee Training and Development."

Cost of sales increased $32,791,000 for the twelve month period ended September 30, 2000, to $534,960,000 from $502,169,000 for the same period in the prior year. Approximately $73,656,000 is attributed to an increase in pharmacy and medical supply cost of sales ($26,923,000 of which is attributed to pharmacy and medical supply revenue volume growth, and $46,733,000 is attributed to changes in customer and product mix). The remaining variance is a decrease of approximately $40,865,000, which is due to the consolidation of Multicare in the twelve month period ended September 30, 2000, and the corresponding elimination of intercompany transactions resulting from pharmacy and medical supply sales to Multicare eldercare centers.

Our other operating expenses were $948,735,000 for the fiscal year ended September 30, 2000 compared to $565,174,000 for the twelve months ended September 30, 1999, an increase of $383,561,000 or 67.8%, of which approximately $158,020,000 is attributed to the consolidation of Multicare's operating expenses (not including Multicare's debt restructuring and impairment charges) with ours, approximately $207,638,000 is attributed to an increase in certain charges (including those of Multicare) described more fully in the paragraphs that follow, approximately $16,300,000 is due to adverse development in self-insured employee health coverage, approximately $9,500,000 is due to additional provisions made for bad debts, approximately $2,000,000 is attributed to our adoption of a new accounting principle that requires start-up costs be expensed when incurred, $3,200,000 is attributed to the conversion of our incentive compensation program from stock-based to cash-based, approximately $5,400,000 is attributed to the operating expenses of a respiratory health services business acquired in the third fiscal quarter of 2000, and approximately $41,303,000 is attributed to growth in insurance related costs and inflationary increases. These increases are offset by reduced operating expenses of approximately $20,200,000 attributed to a terminated capitation contract in our Chesapeake region and $39,600,000 resulting from ten fewer eldercare centers operating in the twelve months ended September 30, 2000 compared to the twelve months ended September 30, 1999.

In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. In addition to labor pressures, we and our industry continue to experience an adverse effect on operating profits due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation involving nursing care operators and losses stemming from these malpractice lawsuits has caused many insurance providers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Accordingly, the costs of general and professional liability and property insurance premiums have increased. Also, the impact of government regulation in a heavily regulated environment has adversely impacted our ability to reduce costs. The pressures on operating expenses described above are coupled with the effects of the federal and state governments' and other third party payors' trend toward imposing lower reimbursement rates, resulting in our inability to grow revenues at a rate that equals or exceeds the growth in our cost levels. The downward trend of reimbursement rates to nursing care operators and the cost pressures previously described have adversely impacted customers of our ancillary service businesses, resulting in pricing pressures in those businesses. See Business - "Revenue Sources," "Insurance" and "Competition in the Healthcare Services Industry."

During fiscal 2000, we recorded charges in connection with the Multicare joint venture restructuring, the impairment of long-lived assets and other impairments and charges. The following table and discussion provides additional information on these charges.

                                                                                                    2000
--------------------------------------------------------------------------------------------------------------
Multicare joint-venture restructuring                                                            $ 420,000,000
--------------------------------------------------------------------------------------------------------------
Asset Impairment and Other Charges:
Impairment of long-lived assets                                                                  $ 234,009,000
Exit costs and write-off of unrecoverable assets of six eldercare centers closed or leases
   terminated                                                                                       28,363,000
Investments in information systems development abandoned in fiscal 2000                             19,200,000
Uncollectible trade and notes receivable due to customer bankruptcy or other
   liquidity issues                                                                                 41,955,000
Other charges, including third party appeal issues and other cost settlement balances deemed
   uncollectible and insurance related adjustments                                                  51,181,000
--------------------------------------------------------------------------------------------------------------
Total asset impairments and other charges included in other operating expenses                   $ 374,708,000
--------------------------------------------------------------------------------------------------------------

In connection with the restructuring transaction in the first fiscal quarter of 2000, we recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the series H preferred and series I preferred stock. The cost to terminate the Put was estimated based upon our assessment that no incremental value was realized by us as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

During the fourth quarter of fiscal 2000, in connection with our budget preparations for the forthcoming year and in accordance with Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), management reviewed the current and projected undiscounted cash flows of our eldercare centers and our NeighborCare pharmacy operations. This review indicated that the assets of certain eldercare centers were impaired. The fair market value of businesses deemed potentially impaired were then estimated and compared to the carrying values of the long-lived assets. Any excess long-lived asset carrying value over the estimated fair value was written-off. Fair value was estimated using a per bed value determined by our management. The total loss for SFAS No. 121 impairments of $234,009,000 is associated with 49 eldercare centers. No impairment charge was assessed on the long-lived assets of our NeighborCare pharmacy operations. The impairment charge recorded resulted in the write-off of $185,037,000 of goodwill and $34,578,000 of property, plant and equipment.

During fiscal 2000, we closed or were in the process of closing or terminating the leases of six underperforming eldercare centers with 842 combined beds. As a result, a charge of $28,363,000 was recorded to account for certain impaired and abandoned assets of these eldercare centers as well as the estimated future cost of maintaining owned properties that were closed.

As a result of our Chapter 11 bankruptcy filing and curtailment in funding availability, we assessed the recoverability of our investment in certain information systems developed internally for the operating needs of our institutional pharmacy and infusion therapy businesses. Our assessment determined that $19,200,000 of the carrying value of our investment in these systems was unrecoverable through estimated future product sales to third parties and future operating efficiencies.

During fiscal 2000, we performed periodic assessments of the collectibility of amounts due from certain affiliated businesses in light of the adverse impact of PPS on their liquidity and profitability. In certain cases, customers have filed for protection under Chapter 11 of the Bankruptcy Code. As a result of our assessment, the carrying value of notes receivable, advances and trade receivables due from these customers was written down $41,955,000.

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

In the third fiscal quarter of 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for approximately $33,000,000. We recorded a loss on sale of the Ohio properties of approximately $7,922,000.

Depreciation and amortization expense increased $42,006,000 to $116,961,000 during the twelve months ended September 30, 2000 from $74,955,000 during the same period in the prior year. $38,064,000 of this increase is attributed to the consolidation of Multicare's results with those of ours. The remaining increase is principally attributed to incremental amortization of deferred financing costs, as well as incremental depreciation expense from capital expenditures made since September 30, 1999.

Lease expense increased $11,471,000 to $38,124,000 during the twelve months ended September 30, 2000 from $26,653,000 during the same period in the prior year. $11,824,000 of this increase is attributed to the consolidation of Multicare's results with ours. This increase is offset by $3,300,000 attributed to six fewer eldercare centers leased during the twelve months ended September 30, 2000 compared to the twelve months ended September 30, 1999. The remaining increase of approximately $2,900,000 is the result of increases in a variable rate lease financing facility and scheduled increases in fixed lease rates.

Interest expense increased $84,350,000 to $203,570,000 during the twelve months ended September 30, 2000 from $119,220,000 during the same period in the prior year. $57,943,000 of this increase is attributed to the consolidation of Multicare's results with ours. In connection with our Chapter 11 filing, effective June 22, 2000 we ceased accruing interest on $371,590,000 of senior subordinated notes with a weighted average interest rate of 9.62%, or approximately $9,800,000. The remaining increase in interest expense of approximately $36,207,000 is primarily due to additional capital and working capital borrowings and an increase in our weighted average borrowing rate. Amendments to the our Credit Facility resulted in higher variable rates of interest, along with increases in market rates of interest. Genesis' average variable debt borrowing rate in fiscal 2000 increased to 10.0% from 7.85% in fiscal 1999, resulting in over $23,000,000 of added interest expense. The remaining increase in interest expense is principally attributed to growth in debt volume. Our contractual interest expense for the year ended September 30, 2000 was $231,499,000, leaving $27,929,000 of interest expense unaccrued at September 30, 2000 as a result of the Chapter 11 filings.

During fiscal 2000, we recorded charges in connection with debt restructuring and reorganization costs. The following table and discussion provides additional information on these charges.


                                                                                                 2000
-------------------------------------------------------------------------------------------------------------
Debt Restructuring and Reorganization Costs:
Professional, bank and other fees in connection with the Company's amended senior
   bank credit facilities, debtor-in-possession financing and the filings under Chapter 11       $ 29,935,000
Interest rate swap termination charge                                                              28,331,000
Employee benefit related costs                                                                      4,529,000
-------------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                                                $ 62,795,000
--------------------------------------------------------------------------------------------------------------

During the third fiscal quarter of 2000, we began discussions with our lenders under our and Multicare Credit Facilities to revise our capital structure. During the discussion period, which continued into the third fiscal quarter, we and Multicare did not make certain scheduled principal and interest payments under our and Multicare Credit Facilities or certain scheduled interest payments under certain of our and Multicare senior subordinated debt agreements. On June 22, 2000, we and Multicare filed for voluntary relief under Chapter 11 of the Bankruptcy Code. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, we incurred legal, bank, accounting and other costs of approximately $29,935,000. As a result of the nonpayment of interest under our Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified us that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,331,000 obligation. In addition, as a result of our restructuring and Chapter 11 cases we incurred costs of $4,529,000 for certain salary and benefit related costs, principally for a court approved special recognition program.

During the first fiscal quarter of 2000, we recorded a non-cash pre tax charge of $7,720,000 for a stock option redemption program (the "Redemption Program") under which our current employees and directors elected to surrender certain of our stock options for unrestricted shares of our common stock. The Redemption Program was approved by shareholder vote at our 2000 Annual Meeting. As a result of our worsening financial condition and other considerations, we determined not to proceed with the Redemption Program, and therefore the $7,720,000 charge recorded in the first quarter was subsequently reversed. The elections made by optionees would have resulted in the redemption of approximately 4,600,000 stock options in exchange for approximately 4,000,000 shares of our common stock.

Equity in net loss of unconsolidated affiliates declined $175,828,000 to a loss of $2,407,000 during the twelve months ended September 30, 2000 from a loss of $178,235,000 during the same period in the prior year. This change is principally due to the Fiscal 2000 change in our accounting for Multicare to the consolidation method of accounting. In consolidation, our 43.6% share in the net loss of Multicare was eliminated.

Minority interest of $132,444,000 recorded during the twelve months ended September 30, 2000 principally represents our Multicare joint venture partners' 56.4% interest in the Multicare net loss for the period.

Effective October 1, 1999, we adopted the provisions of the American Institute of Certified Public Accountant's Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which requires start-up costs be expensed as incurred. The cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was approximately $16,400,000 pre tax and $10,412,000 after tax.

Preferred stock dividends increased $23,119,000 to $42,596,000 during the twelve months ended September 30, 2000 from $19,477,000 during the same period in the prior year. This increase is attributed to dividends accrued following the issuance of series H and series I preferred stock in mid-November, 1999.

                                    Liquidity and Capital Resources

Working Capital and Cash Flows

At September 30, 2001 we reported working capital of $298,515,000 as compared to net working capital of $304,241,000 at September 30, 2000. Our days sales outstanding at September 30, 2001 was approximately 60 days compared to the approximately 67 days at September 30, 2000. Our unrestricted cash balance at September 30, 2001 was $32,139,000.

At September 30, 2001, we reported restricted investments in marketable securities of $51,625,000, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Our cash flow from operations for the twelve months ended September 30, 2001 was a source of cash of $7,337,000 compared to a use of cash of $103,294,000 for the twelve months ended September 30, 2000, principally due to reduced interest payments during our Chapter 11 proceedings and improvement in the collections of accounts receivables. These cash flow savings were offset by incremental payments of approximately $28,291,000 of debt restructuring and reorganization costs for the twelve months ended September 30, 2001 compared to the same period in the prior year. We believe that cash flows from operations, along with available borrowings under our new Senior Credit Facility, are sufficient to meet our current liquidity needs.

Indebtedness

Senior Credit Facility

On October 2, 2001, the effective date, and in connection with the consummation of the Plan, we entered into a Senior Credit Facility consisting of the following: (1) a $150,000,000 revolving line of credit (the "Revolving Credit Facility"); (2) a $285,000,000 term loan (the "Term Loan") and (3) an $80,000,000 delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter-bank Offered Rate ("LIBOR") plus 3.50%, or approximately 6.10% at September 30, 2001. The outstanding amounts under the Revolving Credit Facility, if any, bear interest based upon a performance related grid.

Pursuant to the Senior Credit Facility, we and each of our subsidiaries named as guarantors have granted the lenders first priority liens and security interests in all unencumbered property, including but not limited to: fee owned property, bank accounts, investment property, accounts receivable, equipment and general intangible assets.

The Senior Credit Facility limits, among other things, our ability to incur additional indebtedness or contingent obligations, permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends on our common stock and to merge or consolidate with any other person or entity. The Senior Credit Facility contains customary representations and warranties.

The Senior Credit Facility requires us to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (as defined); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

The Revolving Credit Facility is available to fund obligations under the Plan and for general working capital requirements. The Revolving Credit Facility matures on October 2, 2006. Usage under the Revolving Credit Facility is subject to a Borrowing Base (as defined) calculation based upon real property collateral value and a percentage of eligible accounts receivable (as defined). To date, there have been no borrowings under the Revolving Credit Facility.

The proceeds from the Term Loan were utilized to repay $196,000,000 of the then outstanding amounts under the Genesis DIP Facility, and $50,000,000 of the then outstanding synthetic lease facility, with the remaining $39,000,000 provided to fund restructuring related costs in accordance with the Plan. In connection with the consummation of the Plan, the Term Loan balance is $285,000,000. The Term Loan amortizes at a rate of one percent per year, and matures on April 2, 2007.

The Delayed Draw Term Loan may be used to (1) fund the purchase price of the proposed APS Transaction; (2) pay certain outstanding amounts owed to ElderTrust on certain loans secured by mortgages; (3) fund the exercise of an option to purchase three eldercare centers and (4) to make other Specific Payments (as defined). Once repaid, the Delayed Draw Term Loan can not be re-borrowed. In connection with the consummation of the Plan, no borrowings were made under the Delayed Draw Term Loan. The Delayed Draw Term Loan amortizes at a rate of one percent per year, and matures on April 2, 2007.

In the first fiscal quarter of 2002, we utilized approximately $10,000,000 from the Delayed Draw Term Loan to fund the exercise of the purchase option previously described, and we utilized approxmiately $22,000,000 from the Delayed Draw Term Loan to satisfy certain mortgages as previously described. As a result of subsequent developments in our bid to consummate the APS Transaction, management is seeking lender approval to repay other debt obligations with the available borrowings under the Delayed Draw Term Loan that were otherwise earmarked for the APS Transaction. See "Certain Transactions and Events - Proposed APS Transaction."

Senior Secured Notes

On October 2, 2001 the effective date, and in connection with the consummation of the Plan, we entered an indenture agreement in the principal amount of $242,605,000 (the "Senior Secured Notes"). The Senior Secured Notes bear interest at LIBOR plus 5.0% (approximately 7.60% at September 30, 2001), and amortize one percent each year and mature on April 2, 2006. The Senior Secured Notes are secured by a junior lien on real property and related fixtures of substantially all of our subsidiaries, subject to liens granted to the lenders' interests under the Senior Credit Facility. The Senior Secured Notes may be pre-paid at any time without penalty, subject to restrictions in place under the Senior Credit Facility. Compliance with certain financial and non-financial covenants is required, but they are less restrictive than those required by the Senior Credit Facility.

Other Secured Indebtedness

On October 2, 2001, the effective date, we had $116,904,000 of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers. All of the other secured loans have fixed rates of interest ranging from 3.00% to 11.00%, with a weighted average rate of 9.04%.

Redeemable Preferred Stock

In connection with the consummation of the Plan, we issued series A convertible preferred stock (the "Series A Preferred"). The Series A Preferred has a liquidation preference of $42,600,000 and accrues dividends at the annual rate of 6% payable in additional shares of Series A Preferred. The Series A Preferred is convertible at any time, at the option of the holders, into 2,095,425 shares of the new common stock. We have the right to convert all of the shares of Series A Preferred to shares of our new common stock at any time after the first anniversary date of the effective date, or October 2, 2002, when the average trading price of the new common stock over the immediately preceding 30 days is $30.00 or more per share. We have the right to redeem the Series A Preferred at any time by giving 30 days notice to the holders (subject to certain restrictions imposed by the Company's senior credit facilities). The Series A Preferred are subject to mandatory redemption on October 2, 2010. The conversion rate is $20.33 of liquidation preference for each share of new common stock.

Warrants

On October 2, 2001, the effective date, we issued warrants (the "Warrants") to purchase 4,559,475 shares of new common stock. This represents approximately 11% of the new common stock issued on the effective date. The Warrants expire on October 2, 2002 and have an exercise price of $20.33 per share of new common stock. An assumed exercise of all Warrants would result in cash proceeds to us of approximately $93,000,000.

Capital Expenditures

Investing activities for the twelve months ended September 30, 2001 include approximately $43,721,000 of capital expenditures compared to approximately $51,981,000 for the comparable period of the prior year. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in data processing hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect to continue to incur capital expenditure costs at levels at or above those for the twelve months ended September 30, 2001 for the foreseeable future. Cash flows provided by investing activities for the twelve months ended September 30, 2001 and 2000 include approximately $7,010,000 and $33,000,000, respectively, of cash proceeds from the sale of eldercare centers.

For the twelve months ended September 30, 2001, we incurred approximately $35,622,000 of lease obligation costs and expect to continue to incur lease costs at levels approximating those for the twelve months ended September 30, 2001 for the foreseeable future.

Net Operating Losses

Following the consummation of the Plan, we had approximately $495,000,000 of Net Operating Loss ("NOL") carryforwards which will expire between September 30, 2020 and September 30, 2021. In addition, we have a capital loss carryforward of $736,000,000, which will expire September 30, 2005. These NOLs and capital loss carryforward have been reduced to $161,000,000 and $195,000,000, respectively, as a result of the discharge and cancellation of various prepetition liabilities under the Plan. The reduction of the NOLs and capital loss carryforward will be effective on October 1, 2002.

In addition, the NOLs and capital loss carryforward remaining after the application of the cancellation of indebtedness provisions are subject to certain provisions of the Internal Revenue Code which restricts the utilization of the losses. Section 382 of the Internal Revenue Code imposes limitations on the utilization of loss carryforwards after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, our ability to utilize these loss carryforwards in the future will generally be subject to an annual limitation of approximately $43,000,000.

There can be no assurances that we will be able to utilize these NOLs or capital loss carryforward due to the complex nature of the applicable tax code and the differences that may exist between our interpretation of the code and that of the Internal Revenue Service. As a result of the risks associated with NOLs and capital loss carryforward, we have established a 100% valuation allowance to offset the associated deferred tax asset.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize our specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services we provide.

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

A number of the provisions of the BBRA and BIPA enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $30. Moreover, CMS has indicated its desire to complete refinements to the case mix classification system as part of the Fiscal 2003 rule-making. Under the law, when these revisions are implemented, the add-on's authorized by the BBRA and BIPA will expire. Combined, the Medicare skilled nursing facility sector face an 18% reduction in the average median per diems. If we were to experience an 18% decline in our current average Medicare rate per patient day, the estimated annual reduction in Medicare revenues of approximately $67,000,000 would have a material adverse affect on our financial position, results of operations, and cash flows. Trade organizations representing the skilled nursing facility sector are aggressively pursuing strategies to minimize the potential impact of the "Medicare Rate Cliff."

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation to charge Medicaid no more than its lowest charge to other consumers in the state. During 2000, Federal Medicaid requirements establishing payment caps on certain drugs were revised ("Federal Upper Limits"). The final rule relating to Federal Upper Limits was substantially modified, reducing the impact of the new rules on NeighborCare operations.

Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. Congress has considered proposals to expand Medicare coverage for outpatient pharmacy services. Enactment of such legislation could affect institutional pharmacy services. Likewise, a number of states have proposed cost containment initiatives pending. Changes in payment formulas and delivery requirements could impact our NeighborCare pharmacy operations. Recently the President announced a plan for discount purchasing of prescription drugs for Medicare beneficiaries. Details of the plan are just becoming public. Implementation could affect institutional pharmacy services.

Federal and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities, but have and will most likely include other services provided by us, including pharmacy and therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

It is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not adversely affect our business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in our industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Certain service contracts permit our NeighborCare pharmacy operations to provide services to HCR Manor Care, Inc. constituting $116,000,000, or approximately ten percent and four percent of the net revenues, of NeighborCare and Genesis, respectively. These service contracts with HCR Manor Care, Inc. are the subject of certain litigation. See "Legal Proceedings."

NeighborCare pharmacy operations provide services to 58 centers operated by Mariner Post-Acute Network, Inc., referred to as Mariner, which represent four percent and two percent of net revenues of NeighborCare and Genesis, respectively, or approximately $49,000,000 for the twelve months ended September 30, 2001. On January 18, 2000, Mariner filed voluntary petitions under Chapter 11 with the Bankruptcy Court, giving Mariner certain rights under the protection of the Bankruptcy Court to reject the service contracts for those centers. Genesis participates as a member of the official Mariner unsecured creditors' committee.

Effective November 1, 2001, the Mariner Bankruptcy Court approved a settlement agreement between NeighborCare and Mariner relating to these Mariner service contracts, whereby, among other things, (1) the form of the contracts was restated and new pricing was implemented; (2) the term of the contracts was extended for eighteen months through April 30, 2003, except that Mariner has the right to terminate a limited number of service contracts in the event of the disposition or closure of the subject facility; (3) NeighborCare waived all claims against Mariner in the Mariner bankruptcy with respect to these contracts except for an allowed $6,000,000 pre-petition unsecured claim and (4) Mariner "assumed" the service contracts, as modified, in the Bankruptcy Court.


Legislative and Regulatory Issues

In July 1998, federal government administration issued a new initiative to promote the quality of care in nursing homes. Following this pronouncement, it has become more difficult for nursing facilities to maintain licensing and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services will adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. We have approximately two years to comply with the regulation. We have established a HIPAA task force consisting of both clinical and information services professionals focused on HIPAA compliance.

Insurance

Prior to June 1, 2000, we purchased general and professional liability insurance coverage ("GL/PL") from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, we have purchased GL/PL coverage from a commercial insurer subject to per claim retentions. These retentions are insured by our wholly-owned captive insurance company, Liberty Health Corp., LTD, referred to as LHC. LHC is currently insuring workers' compensation and GL/PL retentions. Based on independent actuarial studies, we believe that LHC's reserves are sufficient to meet our obligations.

Workers' compensation insurance has been maintained as statutorily required, or in certain jurisdictions for certain periods, we have qualified as exempt or self-insured. Most of the commercial insurance purchased is loss sensitive in nature. As a result, we are responsible for adverse loss development or, in some cases, may be entitled to refunds if losses are below certain levels. We believe that adequate reserves are in place to cover the ultimate liability related to workers' compensation.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services and expanding our services. Genesis has also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future. See "Cautionary Statements Regarding Forward Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Compared to Fiscal 2000."

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes. In the past, we employed established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objective, we primarily use interest rate swap agreements to manage net exposure to interest rate changes related to our portfolio of borrowings. As of September 30, 2001, no interest rate swap agreements were in place. It is expected that interest rate swap agreements will be entered into in the fourth quarter of fiscal 2002 to manage the exposure to interest rate changes on our variable rate debt.

At September 30, 2001, we had $527,605,000 of debt subject to variable market rates of interest. We are exposed to the impact of interest rate changes. For each additional percentage point increase in the LIBOR, we will incur additional interest expense of approximately $5,276,000 annually.


                                                                 Expected Maturity Date
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)                    2002          2003          2004         2005         2006      Thereafter        Total
                              ------------------------------------------------------------------------------------------------
Fixed rate debt                   $35,965        $ 5,520      $ 3,619      $ 3,750      $ 3,948       $ 64,102      $ 116,904
Weighted average rate               9.67%          8.54%        8.57%        8.55%        8.56%          8.79%          9.04%
                              ------------------------------------------------------------------------------------------------
Variable rate debt                 $5,276         $5,276       $5,276       $5,276       $5,276       $501,225      $ 527,605
Weighted average rate             L+4.19%        L+4.19%      L+4.19%      L+4.19%      L+4.19%        L+4.19%        L+4.19%
                              ------------------------------------------------------------------------------------------------


In connection with the adoption of fresh-start reporting, our fixed and variable rate debt is recorded at fair value at September 30, 2001.


L - three-month LIBOR (approximately 2.60% at September 30, 2001)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  ----
Independent Auditors' Report                                                                                       52
Consolidated Balance Sheets as of September 30, 2001 (Successor) and 2000 (Predecessor)                            53
Consolidated Statements of Operations for the years ended
   September 30, 2001, 2000 and 1999 (Predecessor)                                                                 54
Consolidated Statements of Shareholders' Equity (Deficit) for the years
   ended September 30, 2001, 2000 and 1999 (Predecessor)                                                           55
Consolidated Statements of Cash Flows for the years ended
   September 30, 2001, 2000 and 1999 (Predecessor)                                                                 56
Notes to Consolidated Financial Statements                                                                         57


Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Genesis Health Ventures, Inc. and subsidiaries (the "Company") as of September 30, 2001 (Successor Company) and the accompanying consolidated balance sheet of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 2000 and related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2001 (Predecessor Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 2001 and the financial position of the Predecessor Company as of September 30, 2000 and the results of the Predecessor Company's operations and cash flows for each of the years in the three year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the consolidated financial statements, the Predecessor Company changed its method of accounting for the costs of start-up activities effective October 1, 1999.

As described in note 2 to the consolidated financial statements, on October 2, 2001 the Company consummated a Joint Plan of Reorganization (the "Plan") which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change in ownership of the Predecessor Company and, accordingly, effective September 30, 2001 the Company accounted for the change in ownership through "fresh-start" reporting. As a result, the consolidated information prior to September 30, 2001 is presented on a different cost basis than that as of September 30, 2001 and, therefore, is not comparable.



                                    KPMG LLP

Philadelphia, Pennsylvania
December 19, 2001

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                     Successor Company    |  Predecessor Company
                                                                                     September 30, 2001   |  September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands except share and per share data)
Assets                                                                                                    |
                                                                                                          |
Current assets:                                                                                           |
          Cash and equivalents                                                                $ 32,139    |       $ 22,948
          Restricted investments in marketable securities                                       51,625    |         27,899
          Accounts receivable, net of allowance for doubtful accounts                                     |
             of $83,125 in 2001 and $78,020 in 2000                                            399,816    |        446,614
          Inventory                                                                             65,222    |         65,637
          Prepaid expenses and other current assets                                             35,753    |         54,223
--------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                       584,555    |        617,321
---------------------------------------------------------------------------------------------------------------------------
                                                                                                          |
Property, plant and equipment, net                                                             822,740    |      1,107,346
Notes receivable and other investments                                                          14,539    |         39,244
Other long-term assets                                                                          45,698    |        105,726
Investments in unconsolidated affiliates                                                        12,504    |         22,956
Identifiable intangible assets                                                                  33,591    |              -
Goodwill, net                                                                                  320,953    |      1,235,306
---------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                           $ 1,834,580    |    $ 3,127,899
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity (Deficit)                                                            |
Current liabilities:                                                                                      |
          Current installments of long-term debt                                              $ 41,241    |      $ 133,000
          Accounts payable                                                                      46,429    |         36,944
          Accrued expenses                                                                      64,692    |         39,993
          Accrued compensation                                                                 117,840    |        100,164
          Accrued interest                                                                      15,838    |          2,979
---------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                                  286,040    |        313,080
---------------------------------------------------------------------------------------------------------------------------
Liabilities subject to compromise                                                                    -    |      2,446,673
Long-term debt                                                                                 603,268    |         10,441
Deferred income taxes                                                                                -    |         54,082
Deferred gain and other long-term liabilities                                                   65,677    |         51,670
Minority interest                                                                                2,137    |         56,059
Redeemable preferred stock (subject to compromise in 2000)                                      42,600    |        442,820
Shareholders' equity (deficit):                                                                           |
          Series G Cumulative Convertible Preferred Stock,                                                |
             par $.01, authorized 5,000,000 shares, issued and                                            |
             outstanding 589,714 at September 30, 2000 only                                          -    |              6
          Common stock                                                                                    |
            Successor Company - par $.02, 200,000,000 authorized,                                         |
             39,671,279 issued and outstanding, and 1,328,721 to be issued                                |
             at September 30, 2001                                                                        |
            Predecessor Company - par $.02, 200,000,000 authorized,                                       |
             48,653,294 issued, and 48,641,194 outstanding at September 30, 2000                   820    |            973
          Additional paid-in capital                                                           832,710    |        803,202
          Retained earnings (accumulated deficit)                                                1,136    |     (1,049,075)
          Accumulated other comprehensive income (loss)                                            192    |         (1,789)
          Treasury stock, at cost                                                                    -    |           (243)
---------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity (deficit)                                       834,858    |       (246,926)
---------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity (deficit)                   $ 1,834,580    |    $ 3,127,899
---------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                                           Predecessor Company
                                                                                         Year ended September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                                 2001                2000              1999
------------------------------------------------------------------------------------------------------------------------------

                                                                               (in thousands, except share and per share data)
Net revenues:
         Inpatient services                                                     $ 1,360,230      $ 1,320,151        $ 704,105
         Pharmacy and medical supply services                                     1,040,051          952,350          927,334
         Other revenue                                                              169,656          161,357          234,987
------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                   2,569,937        2,433,858        1,866,426
------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
        Salaries, wages and benefits                                              1,110,675        1,088,443          713,204
        Cost of sales                                                               611,517          534,960          502,169
        Other operating expenses                                                    714,610          948,735          565,174
Loss on sale of assets                                                                2,310            7,922                -
Gain on sale of assets                                                               (1,770)               -                -
Multicare joint venture restructuring                                                     -          420,000                -
Depreciation and amortization                                                       107,283          116,961           74,955
Lease expense                                                                        35,622           38,124           26,653
Interest expense, net (contractual interest for the years ended
     September 30, 2001 and 2000 was $214,735 and $231,499, respectively)           119,317          203,570          119,220
------------------------------------------------------------------------------------------------------------------------------
Loss before debt restructuring and reorganization costs,
   income tax benefit, equity in net loss of unconsolidated
   affiliates, minority interest, extraordinary items and cumulative effect
   of accounting change                                                            (129,627)        (924,857)        (134,949)
Debt restructuring and reorganization costs                                       1,115,785           62,795                -
------------------------------------------------------------------------------------------------------------------------------
Loss before income tax benefit, equity in net loss of
   unconsolidated affiliates, minority interest, extraordinary items and
   cumulative effect of accounting change                                        (1,245,412)        (987,652)        (134,949)
Income tax benefit                                                                        -           27,168           44,711
------------------------------------------------------------------------------------------------------------------------------
Loss before equity in net loss of unconsolidated affiliates, minority
   interest, extraordinary items and cumulative effect of accounting change      (1,245,412)        (960,484)         (90,238)
Equity in net loss of unconsolidated affiliates                                     (10,232)          (2,407)        (178,235)
Minority interest                                                                    23,453          132,444                -
------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary items and cumulative effect
   of accounting change                                                          (1,232,191)        (830,447)        (268,473)
Extraordinary items, net of tax                                                   1,524,823                -           (2,100)
Cumulative effect of accounting change, net of tax                                        -          (10,412)               -
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   292,632         (840,859)        (270,573)
Preferred stock dividends                                                            45,623           42,596           19,477
------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                               $ 247,009       $ (883,455)      $ (290,050)
------------------------------------------------------------------------------------------------------------------------------

Per common share data:
        Basic and diluted
           Loss before extraordinary items and cumulative effect
               of accounting change                                                $ (26.27)        $ (18.55)         $ (8.11)
           Net income (loss)                                                       $   5.08         $ (18.77)         $ (8.17)
           Weighted average shares of common stock                               48,641,456       47,076,746       35,485,306
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)

                                                                      Series G
                                                                     Cumulative
                                                                    Convertible                Additional        Retained
(in thousands)                                                       Preferred      Common      paid-in          earnings
                                                                       Stock         stock       capital         (deficit)
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998 (Predecessor Company)                     $ 6        $ 704      $ 749,491        $ 124,430
---------------------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                          -            1             28                -
Issuance of common stock to 401(k) plan                                   -           18          3,982                -
Partnership distribution                                                  -            -            (49)               -
Comprehensive loss
    Net unrealized loss on marketable securities                          -            -              -                -
    Net loss                                                              -            -              -         (270,573)
    Series G Cumulative Convertible Preferred Stock dividends             -            -              -          (19,477)
Total comprehensive loss
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999 (Predecessor Company)                     $ 6        $ 723      $ 753,452       $ (165,620)
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                                                  -          250         49,750                -
Comprehensive loss
    Net unrealized loss on marketable securities                          -            -              -                -
    Net loss                                                              -            -              -         (840,859)
    Series G Cumulative Convertible Preferred Stock dividends             -            -              -          (19,776)
    Series H Senior Convertible Participating Cumulative
       Preferred Stock dividends                                          -            -              -          (13,258)
    Series I Senior Convertible Exchangeable Participating
       Cumulative Preferred Stock dividends                               -            -              -           (9,562)
Total comprehensive loss
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 (Predecessor Company)                     $ 6        $ 973      $ 803,202      $(1,049,075)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net unrealized gain on marketable securities                          -            -              -                -
    Net income                                                            -            -              -          292,632
    Series G Cumulative Convertible Preferred Stock dividends             -            -              -          (19,721)
    Series H Senior Convertible Participating Cumulative
       Preferred Stock dividends                                          -            -              -          (15,029)
    Series I Senior Convertible Exchangeable Participating
       Cumulative Preferred Stock dividends                               -            -              -          (10,873)
Total comprehensive income
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 (Predecessor Company)                     $ 6        $ 973      $ 803,202       $ (802,066)
===========================================================================================================================
Fresh start adjustments                                                  (6)        (973)      (803,202)         803,202
Issuance of common stock                                                  -          820        832,710                -
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 (Successor Company)                       $ -        $ 820      $ 832,710       $    1,136
---------------------------------------------------------------------------------------------------------------------------

[RESTUBBED TABLE]

                                                                      Acumulated
                                                                        other                                Total
                                                                    comprehensive                        shareholders'
(in thousands)                                                          income           Treasury             equity
                                                                         (loss)           stock            (deficit)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998 (Predecessor Company)                      $ 684            $ (243)           $ 875,072
----------------------------------------------------------------------------------------------------------------------
Exercise of common stock options                                             -                 -                   29
Issuance of common stock to 401(k) plan                                      -                 -                4,000
Partnership distribution                                                     -                 -                  (49)
Comprehensive loss
    Net unrealized loss on marketable securities                        (1,112)                -               (1,112)
    Net loss                                                                 -                 -             (270,573)
    Series G Cumulative Convertible Preferred Stock dividends                -                 -              (19,477)
                                                                                                           -----------
Total comprehensive loss                                                                                     (291,162)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999 (Predecessor Company)                     $ (428)           $ (243)           $ 587,890
----------------------------------------------------------------------------------------------------------------------
Issuance of common stock                                                     -                 -               50,000
Comprehensive loss
    Net unrealized loss on marketable securities                        (1,361)                -               (1,361)
    Net loss                                                                 -                 -             (840,859)
    Series G Cumulative Convertible Preferred Stock dividends                -                 -              (19,776)
    Series H Senior Convertible Participating Cumulative
       Preferred Stock dividends                                             -                 -              (13,258)
    Series I Senior Convertible Exchangeable Participating
       Cumulative Preferred Stock dividends                                  -                 -               (9,562)
                                                                                                           -----------
Total comprehensive loss                                                                                     (884,816)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 (Predecessor Company)                   $ (1,789)           $ (243)          $ (246,926)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net unrealized gain on marketable securities                         1,981                 -                1,981
    Net income                                                               -                 -              292,632
    Series G Cumulative Convertible Preferred Stock dividends                -                 -              (19,721)
    Series H Senior Convertible Participating Cumulative
       Preferred Stock dividends                                             -                 -              (15,029)
    Series I Senior Convertible Exchangeable Participating
       Cumulative Preferred Stock dividends                                  -                 -              (10,873)
                                                                                                           -----------
Total comprehensive income                                                                                    248,990
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 (Predecessor Company)                      $ 192            $ (243)             $ 2,064
======================================================================================================================
Fresh start adjustments                                                      -               243                 (736)
Issuance of common stock                                                     -                 -              833,530
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001 (Successor Company)                        $ 192            $    -            $ 834,858
----------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                                       Predecessor Company
                                                                                                     Year ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2001         2000          1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in thousands)
      Cash flows from operating activities:
             Net income (loss)                                                                 $ 292,632   $ (840,859)   $ (270,573)
             Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Charges (credits) included in operations not requiring funds:
                     Extraordinary items, net of tax                                          (1,524,823)           -         2,100
                     Debt restructuring and reorganization costs                               1,115,785       62,795             -
                     Loss on impairment of assets and other charges                              110,249      372,189       164,527
                     Multicare joint venture restructuring charge                                      -      420,000             -
                     Depreciation and amortization                                               107,283      116,961        74,955
                     Provision for losses on accounts receivable                                  49,901       45,226        54,061
                     Equity in net (income) loss of unconsolidated affiliates
                      and minority interest                                                      (13,221)    (124,870)      178,235
                     Amortization of deferred gains and premiums                                  (6,845)      (5,962)       (5,986)
                     Loss on sale of assets, net of gains                                            540        7,922             -
                     Provision for deferred taxes                                                      -      (27,831)      (45,214)
                     Cumulative effect of accounting change, net of tax                                -       10,412             -
                     Non-cash common stock contribution to 401(k) plan                                 -            -         4,000
             Changes in assets and liabilities excluding the effects of acquisitions:
                     Accounts receivable                                                         (40,745)     (75,390)     (101,623)
                     Cost reports receivable                                                           -            -        (3,633)
                     Inventory                                                                      (236)      (2,331)         (131)
                     Prepaid expenses and other current assets                                   (12,094)     (13,129)       (9,296)
                     Accounts payable and accrued expenses                                       (26,684)     (32,313)        2,135
------------------------------------------------------------------------------------------------------------------------------------
             Total adjustments                                                                  (240,890)     753,679       314,130
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operations before debt restructuring
               and reorganization costs                                                           51,742      (87,180)       43,557
------------------------------------------------------------------------------------------------------------------------------------
             Cash paid for debt restructuring and reorganization costs                           (44,405)     (16,114)            -
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities                                   7,337     (103,294)       43,557
------------------------------------------------------------------------------------------------------------------------------------

      Cash flows from investing activities:
             Purchase of restricted marketable securities                                        (55,057)     (39,614)      (11,171)
             Proceeds on maturity or sale of restricted marketable securities                     33,311       34,954        12,119
             Capital expenditures                                                                (43,721)     (51,981)      (77,943)
             Payments for acquisitions, net of cash acquired                                           -         (588)      (16,634)
             Investments in unconsolidated affiliates                                                  -            -       (16,051)
             Proceeds from assets sold, net                                                        7,010       33,000              -
             Reductions in notes receivable and other investments                                  1,032            -           916
             Additions to notes receivable and other investments                                       -       (3,083)       (3,424)
             Other long term asset additions                                                      (1,324)      (6,200)      (22,782)
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                               (58,749)     (33,512)     (134,970)
------------------------------------------------------------------------------------------------------------------------------------

      Cash flows from financing activities:
             Net borrowings under prepetition working capital revolving credit facilities          1,006       49,868       126,000
             Net borrowings under Genesis DIP Facility                                            63,000      133,000             -
             Repayment of Genesis DIP Facility                                                  (196,000)           -             -
             Repayment of long term debt and payment of sinking fund requirments                 (77,990)     (90,295)     (149,888)
             Proceeds from issuance of long-term debt                                            285,000       10,000       136,756
             Debt issuance costs                                                                 (14,413)      (9,183)       (7,953)
             Issuance of common stock                                                                  -       50,000             -
             Partnership distribution                                                                  -            -           (49)
             Preferred stock dividends paid                                                            -            -        (5,987)
             Stock options exercised                                                                   -            -            29
------------------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                            60,603      143,390        98,908
------------------------------------------------------------------------------------------------------------------------------------

      Net increase in cash and equivalents                                                         9,191        6,584         7,495

      Cash and equivalents:
             Beginning of year (1)                                                                22,948       16,364         4,902
------------------------------------------------------------------------------------------------------------------------------------
             End of year                                                                        $ 32,139     $ 22,948      $ 12,397
------------------------------------------------------------------------------------------------------------------------------------

      Supplemental disclosure of cash flow information:
            Interest paid                                                                       $118,057     $179,215      $117,864
            Income taxes paid                                                                          -          587         1,081
            Non-cash financing activity - issuance of Genesis Series H Senior Convertible
                    Participating Cumulative Preferred Stock and Genesis Series I Senior
                    Convertible Exchangeable Participating Cumulative Preferred Stock           $      -     $420,000      $      -
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

(1) The beginning cash balance was adjusted to include the October 1, 1999 opening cash balance of Multicare following the Company's change in accounting for Multicare from the equity method of accounting to the consolidation method of accounting.

Genesis Health Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Reorganization

On June 22, 2000, (the "Petition Date") Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries ("Genesis" or the "Company") filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, The Multicare Companies, Inc. and certain of its direct and indirect susidiaries ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires).

Genesis and Multicare's financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on the Company's cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors adversely affected the Company's cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, the Companies were too highly leveraged to service their debt, including their long-term lease obligations.

On July 13, 2001, the Bankruptcy Court approved the Disclosure Statement for Genesis and Multicare's (the "Debtors'") Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, (the "Disclosure Statement"), and authorized the Debtors to solicit votes with regard to the approval or rejection of the Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated July 6, 2001.

On October 2, 2001, (the "Effective Date"), Genesis and Multicare consummated a joint plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the "Reorganization") pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the Plan proposed by Genesis Health Ventures, Inc., et al., and The Multicare Companies, Inc., et al. The principal provisions of the Plan are as follows:

    o Multicare became a wholly-owned subsidiary of Genesis. Genesis previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare(R) brand name;

    o New senior notes, new convertible preferred stock, new common stock and new warrants were issued to the Companies' creditors. Approximately 93% of the successor company's common stock (the "new common stock"), $242,600,000 in senior notes and preferred stock with a liquidation preference of $42,600,000 were issued to the Genesis and Multicare senior secured creditors. Approximately 7% of the new common stock is to be issued to the Genesis and Multicare unsecured creditors as well as one year warrants to purchase an additional 11% of the new common stock;

    o Holders of Genesis and Multicare pre-chapter 11 preferred and common stock received no distribution and those instruments were canceled;

    o Claims between Genesis and Multicare were set-off against one another and any remaining claims were waived and released; and

    o The board of directors of the Successor Company consists of: Michael R. Walker, the Chief Executive Officer and Chairman of the Company; James
        H. Bloem of Humana Inc.; Edwin M. Crawford of Caremark Rx; James E. Dalton, Jr.; James D. Dondero of HCMLP; Robert H. Fish of Sonoma-Seacrest, LLC; Dr. Philip P. Gerbino of the University of the Sciences in Philadelphia; and Joseph A. LaNasa III of Goldman Sachs & Co.

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company (defined in "Footnote 2 Fresh-Start Reporting") entered into a Senior Credit Facility consisting of the following: (1) a $150,000,000 revolving line of credit (the "Revolving Credit Facility"); (2) a $285,000,000 term loan (the "Term Loan") and (3) an $80,000,000 delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The proceeds from the Term Loan were utilized to repay $196,000,000 of the then outstanding amounts under the Genesis DIP Facility (later defined), and $50,000,000 of the then outstanding synthetic lease facility, with the remaining $39,000,000 provided to fund debt restructuring and reorganization related costs in accordance with the Plan.

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company also entered an indenture agreement in the principal amount of $242,605,000 (the "Senior Secured Notes").

As a result of the consummation of the Plan, the Company recognized an extraordinary gain on debt discharge as follows (in thousands):

Liabilities subject to compromise:
  Revolving credit and term loans                                  $ 1,484,904
  Senior subordinated notes                                            617,510
  Other indebtedness                                                   120,961
--------------------------------------------------------------------------------
Long-term debt subject to compromise                                 2,223,375
--------------------------------------------------------------------------------
  Accounts payable and accrued liabilities                              64,621
  Accrued interest (including a $28,331 swap termination fee)           87,716
  Accrued preferred stock dividends on Series G Preferred Stock         49,673
--------------------------------------------------------------------------------
Subtotal - liabilities subject to compromise                         2,425,385
--------------------------------------------------------------------------------
  Redeemable preferred stock - Series H and Series I                   468,722
--------------------------------------------------------------------------------
Total liabilities subject to compromise                              2,894,107
--------------------------------------------------------------------------------
Less:
   Cash payments                                                        25,000
   Value of secured, priority and other claims assumed                 143,319
   Value of new Senior Secured Notes                                   242,605
   Value of Term Loan used to repay synthetic lease facility            50,000
   Carrying value of deferred financing fees of discharged debts        32,230
   Value of Successor Company's common stock                           833,530
   Value of Successor Company's redeemable preferred stock              42,600
--------------------------------------------------------------------------------
  Extraordinary gain on debt discharge                             $ 1,524,823
--------------------------------------------------------------------------------

In accordance with SOP 90-7 (as defined below), the Company has recorded all transactions incurred as a result of the Bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                           2001         2000
--------------------------------------------------------------------------------
Debt restructuring and reorganization costs:
  Professional, bank and other fees                     $   59,393     $29,935
  Employee benefit related costs, including severance       16,786       4,529
  Costs of exited businesses                                 5,877           -
  Interest rate swap termination charge                          -      28,331
  Fresh start valuation adjustments                      1,033,729           -
--------------------------------------------------------------------------------
                                                        $1,115,785     $62,795
--------------------------------------------------------------------------------

(2) Fresh Start Reporting

Upon emergence from its Chapter 11 proceedings, the Company adopted the principles of fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") / ("fresh-start reporting"). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 30, 2001. Consequently, the consolidated balance sheet and related information at September 30, 2001 is labeled "Successor Company"; and reflects the Company's Plan and the principles of fresh-start reporting. Periods presented prior to September 30, 2001 have been designated "Predecessor Company."

In adopting the requirements of fresh-start reporting as of September 30, 2001, the Company was required to value its assets and liabilities at fair value and eliminate its accumulated deficit at September 30, 2001. A $1,525,000,000 reorganization value, before consideration of post filing current and long term liabilities or minority interests was determined by the Company with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis, price / earnings ratios, and other applicable ratios and economic industry information relevant to the operations of the Company, and through negotiations with the various creditor parties in interest.

The following reconciliation of the Predecessor Company's consolidated balance sheet as of September 30, 2001 to that of the Successor Company was prepared to present the adjustments that give effect to the reorganization and fresh-start reporting.

The adjustments entitled "Reorganization" reflect the consummation of the Plan, including the elimination of existing liabilities subject to compromise, and consolidated shareholders' deficit; and to reflect the aforementioned $1,525,000,000 reorganization value, which includes the establishment of $320,953,000 of reorganization value in excess of amounts allocable to net identifiable assets (goodwill).

The adjustments entitled "Fresh-Start Adjustments" reflect the adoption of fresh-start reporting, including the elimination of minority interest with Multicare and the adjustments to record property, plant and equipment, other long-term assets, and identifiable intangible assets, at their fair values. Management estimated the fair value of its assets and liabilities by utilizing both independent appraisals and commonly used discounted cash flow valuation methods.

Several of the Company's subsidiaries and consolidated joint ventures did not file for Chapter 11 protection. The non-filing subsidiaries are not subject to the fresh start reporting provisions under SOP 90-7 and, consequently, their balance sheets are reflected in the consolidated balance sheet at historical carrying value.

                                                   Predecessor                         Fresh-Start                        Successor
(in thousands)                                       Company        Reorganization     Adjustments     Reclassification    Company
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents                       $    30,552       $      1,587      $         -        $       -      $   32,139
   Restricted investments in marketable
     securities                                         51,625                  -                -                -          51,625
   Accounts receivable, net                            399,816                  -                -                -         399,816
   Inventory                                            65,222                  -                -                -          65,222
   Prepaid expenses and other current assets            35,753                  -                -                -          35,753
-----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                             582,968              1,587                -                -         584,555
   Property, plant and equipment                     1,382,455                  -         (548,730)               -         833,725
   Accumulated depreciation                           (306,797)                 -          295,812                -         (10,985)
-----------------------------------------------------------------------------------------------------------------------------------
   Property, plant and equipment, net                1,075,658                  -         (252,918)               -         822,740
   Notes receivable and other investments               18,001                  -           (3,462)               -          14,539
   Other long-term assets                               93,973            (25,452)         (22,823)               -          45,698
   Investments in unconsolidated affiliates             12,504                  -                -                -          12,504
   Identifiable intangible assets                            -                  -           33,591                -          33,591
   Goodwill and other intangibles, net               1,191,438                  -         (870,485)               -         320,953
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                                  $ 2,974,542       $    (23,865)     $(1,116,097)       $       -      $1,834,580
===================================================================================================================================

Liabilities and Shareholders' Equity (Deficit)
   Current installments of long-term debt          $   196,000       $   (196,000)     $         -        $  41,241      $   41,241
   Accounts payable                                     46,429                  -                -                -          46,429
   Accrued expenses                                     67,904             (5,635)           2,423                -          64,692
   Accrued compensation                                117,840                  -                -                -         117,840
   Accrued interest                                      1,599             14,239                -                -          15,838
-----------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                        429,772           (187,396)           2,423           41,241         286,040
   Liabilities subject to compromise                 2,425,385         (2,425,385)               -                -               -
   Long-term debt                                       14,104            626,921            3,484          (41,241)        603,268
   Deferred income taxes                                53,157                  -          (53,157)               -               -
   Deferred gain and other long-term liabilities        41,495             30,500           (6,318)               -          65,677
   Minority interest                                    30,937                  -          (28,800)               -           2,137
   Redeemable preferred stock subject to
      compromise (Predecessor Company)                 468,722           (426,122)               -                -          42,600
Shareholders' equity (deficit)
   Series G Preferred Stock                                  6                 (6)               -                -               -
   Common stock                                            973               (153)               -                -             820
   Additional paid-in capital                          803,202            832,710                -         (803,202)        832,710
   Retained earnings (accumulated deficit)          (1,293,160)         1,524,823       (1,033,729)         803,202           1,136
   Accumulated comprehensive loss                          192                  -                -                -             192
   Treasury stock, at cost                                (243)               243                -                -               -
-----------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity (deficit)            (489,030)         2,357,617       (1,033,729)               -         834,858
-----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders'
         equity (deficit)                          $ 2,974,542        $   (23,865)     $(1,116,097)       $       -      $1,834,580
===================================================================================================================================

(3) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Predecessor of Genesis as of September 30, 2000 and for the three years ended September 30, 2001, and the Successor Company at September 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the Plan, Multicare became a wholly-owned subsidiary of Genesis on the Effective Date. Under fresh-start reporting, the Company consolidated its 100% interest in Multicare as of September 30, 2001. Genesis previously owned 43.6% of Multicare.

Following a restructuring transaction effective on October 1, 1999 Genesis gained managerial, operational and financial control of Multicare, and consequently consolidated the results of Multicare. Accordingly, Multicare's assets, liabilities, revenues and expenses as of and for the year ended September 30, 2000 are consolidated at their recorded historical amounts and the financial impact of transactions between Genesis and Multicare are eliminated in consolidation. The non-Genesis shareholders' remaining 56.4% interest in Multicare is carried as minority interest based on their proportionate share of Multicare's historical book equity.

Prior to October 1, 1999, Genesis accounted for its 43.6% owned investment in Multicare using the equity method of accounting.

Other than Multicare, investments in unconsolidated affiliated companies, owned 20% to 50% inclusive, are stated at cost of acquisition plus the Company's equity in undistributed net income (loss) since acquisition. The change in the equity in net income (loss) of these companies is reflected as a component of net income or loss on the Consolidated Statements of Operations.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the consolidated financial statements for the periods presented include all necessary adjustments (consisting of normal recurring accruals and all adjustments pursuant to SOP 90-7) for a fair presentation of the financial position and results of operations for the periods presented.

Prior to the Effective Date, SOP 90-7 required a segregation of liabilities subject to compromise by the Bankruptcy Court as of June 22, 2000 and identification of all transactions and events that are directly associated with the reorganization of the Company. Pursuant to SOP 90-7, prepetition liabilities were reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those claims may be settled.

Certain prior year balances have been reclassified to conform with the current year presentation.

Factors Affecting Comparability of Financial Information

The amounts recorded in the consolidated balance sheet of the Predecessor Company were materially changed with the implementation of fresh-start reporting. Consequently, the consolidated balance sheet of the Successor Company is generally not comparable to that of the Predecessor Company, principally due to the adjustment of property, plant and equipment and goodwill to estimated fair value, the discharge of liabilities subject to compromise and the recapitalization of the Company. In addition, the Company recorded an extraordinary gain of $1,524,823,000 from the restructuring of its debt in accordance with the provisions of the Plan. Fresh-start valuation adjustments of $1,033,729,000 were made to reduce the net assets and liabilities of the Successor Company to estimated fair value as of September 30, 2001.

Business

Genesis provides a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. The Company's operations are comprised of two primary business segments: inpatient services, and pharmacy and medical supply services. Inpatient services are provided through a network of skilled nursing and assisted living centers. Pharmacy and medical supply services are provided through long-term care pharmacies serving approximately 253,000 institutional beds; medical supply and home medical equipment distribution; community-based pharmacies and infusion therapy services. These segments are complemented by an array of other service capabilities through the Genesis ElderCare(R) delivery model of integrated healthcare networks.

Revenue Recognition

Within the Company's eldercare centers, revenue is recognized in the period the related services are rendered. Revenues are recorded based on standard charges applicable to all customers. The Company derives a substantial portion of its revenue under Medicaid and Medicare reimbursement systems. Under certain prospective Medicaid systems and Medicare the Company is reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined rate. Under certain retrospective Medicaid systems and other cost-based reimbursement programs, the Company is reimbursed for services rendered to covered customers as determined by reimbursement formulas. The differences between established billing rates and the amounts reimbursable by the programs and customer payments are recorded as contractual adjustments and deducted from revenues. Retroactively calculated third-party contractual adjustments are accrued on an estimated basis in the period the related services are rendered. Revisions to estimated contractual adjustments are recorded based upon audits by third-party payors, as well as other communications with third-party payors such as desk reviews, regulation changes and policy statements. Adjustments and final settlements with third-party payors are reflected in operations at the time of the adjustment or settlement as an increase or decrease to the balance of cost report receivables/payables and revenue.

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

Restricted Investments in Marketable Securities

Marketable securities, which are comprised of fixed interest securities, equity securities, money market funds and liquid reserve funds are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income or loss as a separate component of shareholders' equity (deficit). Fair values for fixed interest securities are based on quoted market prices.

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

Marketable securities are held by the Company's wholly-owned captive insurance subsidiary, Liberty Health Corp., LTD ("LHC") and are substantially restricted to securing the outstanding claims losses of LHC. LHC was not a party to the Chapter 11 cases.

Inventories

Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out ("FIFO") method.

Property, Plant and Equipment

Land, land and building improvements, buildings, and equipment of the Predecessor Company are stated at cost. Depreciation is calculated on the straight-line method over estimated useful lives of 20-35 years for land and building improvements and buildings, and 3-15 years for equipment, furniture and fixtures and information systems. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

As of the Effective Date, the Successor Company adjusted its property, plant and equipment to estimated fair value and changed the depreciable lives of certain assets in conjunction with the implementation of fresh-start reporting. The Successor Company maintains the same policies concerning transactions affecting property, plant and equipment as noted above.

The Company records impairment losses on long-lived assets including property, plant and equipment used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Deferred Financing Costs

Financing costs are deferred and are amortized on a straight-line basis, which approximates the effective interest method, over the term of the related debt. Deferred financing costs, net of accumulated amortization of $422,000 and $23,496,000 were $10,147,000 and $38,462,000 at September 30, 2001 and 2000,
respectively, and are included in other long-term assets. As of the Effective Date, approximately $32,200,000 of net deferred financing fees associated with debts that were discharged as a result of the Reorganization were eliminated as a fresh-start adjustment. Approximately, $8,778,000 of financing fees associated with new indebtedness of the Successor Company were deferred at September 30, 2001.

Goodwill

Goodwill of the Predecessor Company principally consisted of the excess of the purchase price over the fair market value of net assets acquired and was amortized on a straight-line basis from 10 to 40 years. In accordance with fresh-start reporting, the Predecessor Company's remaining goodwill was eliminated as of the Effective Date.

New goodwill representing excess reorganization value of $320,953,000 was established in connection with fresh-start reporting. New goodwill is the difference between the Successor Company's reorganization value over the fair value of its net tangible and identifiable intangible assets. Under SFAS 142, adopted by the Company in fresh-start reporting, the Company will not amortize new goodwill, rather its recoverability will be evaluated on at least an annual basis.

Accounting Pronouncements Recently Adopted

As of the Effective Date, and in accordance with the early adoption provisions of SOP 90-7, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141"), Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

The principal provisions of SFAS No. 141 require that all business combinations be accounted for by the purchase method of accounting and identifiable intangible assets are to be recognized apart from goodwill.

The principal provisions of SFAS No. 142 require that goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but rather tested annually for impairment. Under SFAS No. 142, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 requires companies to test intangible assets that will not be amortized for impairment at least annually by comparing the fair value of those assets to their recorded amounts.

The principal provisions of SFAS No. 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The adoption of SFAS No. 143 had no impact on the consolidated financial statements of the Company.

The principal provisions of SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), it retains many of the fundamental provisions of that statement.

Identifiable Intangible Assets

In adopting the requirements of fresh-start reporting and SFAS No. 141, the Successor Company recognized certain identifiable intangible assets, which are stated at their estimated fair value and, in accordance with FAS 142, are being amortized on the straight-line basis over the following estimated useful lives (in thousands):

       Classification              Fair Value            Estimated Life (Years)
--------------------------------------------------------------------------------
Customer contracts                   $26,391                     2 - 6
Trademarks and tradenames              5,000                       5
Non competition agreements             2,200                     1 - 4
--------------------------------------------------------------------------------
Total                                $33,591
--------------------------------------------------------------------------------

Under the provisions of SFAS No. 142, the Successor Company will test identifiable intangible assets for impairment at least annually by comparing the fair value of those assets to their recorded amounts.

Loss Reserves For Certain Self-insured Programs

Certain of the Company's workers' compensation, and general and professional liability insurance is insured by the Company's wholly-owned insurance company, Liberty Health Corp., LTD ("LHC").

Outstanding losses and loss expenses comprise estimates of the amount of reported losses and loss expenses received from the loss administrator together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary using the past loss experience of the Company and the industry.

Outstanding losses and loss expenses are discounted at a rate of 4.5% in 2001 and 2000, which estimates the present value of funds required to pay losses at a future date. Had the Company provided losses at undiscounted levels at September 30, 2001 and 2000, the reserve for outstanding losses and loss expenses would have been increased by approximately $6,000,000 in 2001 and $3,235,000 in 2000.

Management believes, based on the recommendations of an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred to the balance sheet date but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that management will revise this estimate significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

At September 30, 2001 and 2000, LHC has approximately $44,600,000 and $24,700,000, respectively, of loss reserves, which are included in accrued compensation reported on the consolidated balance sheets.

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

Unfavorable Leases

As of the Effective Date, the Successor Company revalued its leases in conjunction with the implementation of fresh-start reporting. At September 30, 2001, an unfavorable lease credit of $33,788,000 was established and is included in deferred gain and other long-term liabilities in the consolidated balance sheet of the Successor Company. Amortization of unfavorable leases is computed using the straight-line method over the individual lease life.

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

Any incremental shares resulting from outstanding stock options would be anti-dilutive in the 2000 and 1999 calculations of diluted loss per share. Due to the Company's fractional share price during fiscal 2001, there were no stock options outstanding during fiscal 2001 at an exercise price low enough to result in a dilutive impact to the Company's earnings per share calculation.

Pursuant to SOP 90-7, common stock was adjusted to reflect the capitalization of the Successor Company in accordance with the Plan.

Use of Estimates

Management of the Company has made a number of estimates relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates. See "Footnote 4
- Certain Significant Risks and Uncertainties."

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

(4) Certain Significant Risks and Uncertainties

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize our pharmacy and other specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company.

In recent years, several significant actions have been taken with respect to Medicare and Medicaid reimbursement, including the following:

    o The adoption of the Medicare Prospective Payment System pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act ("BBRA") and the Benefit Improvement Protection Act of 2000 ("BIPA"); and

    o The repeal of the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities.

    o A number of the provisions of the BBRA and BIPA enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $30. Moreover, the Centers for Medicare and Medicaid Services has indicated its desire to complete refinements to the case mix classification system (RUG refinements) as part of the Fiscal 2003 rule-making. Under the law, when these revisions are implemented, the add-on's authorized by the BBRA and BIPA will expire. Combined, the Medicare skilled nursing facility sector face an 18% reduction in the average median per diems. If Genesis were to experience an 18% decline in its current average Medicare rate per patient day, the estimated annual reduction in Medicare revenues of approximately $67,000,000 would have a material adverse effect on the Company's financial position, results of operations and cash flows. Trade organizations representing the skilled nursing facility sector are aggressively pursuing strategies to minimize the potentially adverse impact of the "Medicare Rate Cliff."

    o The 1997 Act included several provisions affecting Medicaid. The 1997 Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain health care providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the 1997 Act, states must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the Federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

    o   The BIPA enactment mandates a phase out of intergovernmental transfer
        (IGT) transactions by states whereby states artificially inflate the payments to certain public facilities to increase Federal matching funds. This action may reduce Federal support for a number of state Medicaid plans. The reduced Federal payments may impact aggregate available funds requiring states to further contain payments to providers. Genesis operates in several of the states that will experience a contraction of Federal matching funds.

It is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Company's business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not adversely affect the Company's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the reimbursement process, which in the Company's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

(5) Significant Transactions and Events

Merger of Genesis /Multicare and the Reorganization

In accordance with the Plan, Multicare became a wholly-owned subsidiary of Genesis on the Effective Date. Under fresh-start reporting, the Company consolidated its 100% interest in Multicare as of September 30, 2001. Genesis previously owned 43.6% of Multicare.

The consummation of the Company's Plan constitutes a change in the controlling interests of the Company. The provisions of the Plan will have a material effect on the operating results of the Successor Company in future periods.

The following unaudited pro forma statement of operations information gives effect to the Plan as if it were consummated on October 1, 2000. The unaudited pro forma financial information has been prepared to reflect the consolidation of the financial results of Multicare, with no minority interest. The pro forma financial information includes consideration for the Company's new capital structure, the elimination of restructuring related charges, and changes in depreciation and amortization expense following the revaluation of assets and liabilities to fair value. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the transaction actually occurred at the beginning of the period presented.


(Unaudited, in thousands, except per share amounts)                  2001
------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:
------------------------------------------------------------------------------
Total net revenues                                                $2,569,937
Loss before extraordinary item                                       (29,354)
Loss attributable to common shareholders                             (29,354)
Diluted loss per common share before extraordinary item                (0.72)
Diluted loss per common share                                          (0.72)
------------------------------------------------------------------------------

Proposed APS Transaction

On September 24, 2001, a wholly-owned subsidiary of Genesis entered into an asset purchase agreement to buy substantially all of the assets of American Pharmaceutical Services, Inc. ("APS"), and certain other corporate entities, all of which are subsidiaries of either Mariner Health Group ("MHG") or Mariner Post Acute Network ("MPAN") (such selling entities, collectively with MHG and MPAN, are referred to as the "Sellers"), for approximately $42,000,000 plus up to $18,000,000 in deferred payments contingent on performance (the "Genesis Original Offer").

The sale was subject to a U.S. Bankruptcy Court approved competitive bidding process and final court approval of the prevailing bid in the MPAN and MHG chapter 11 cases. On December 5, 2001, pursuant to the bidding process, and following an auction held on December 4, 2001, the Mariner Bankruptcy Court approved another bidder to purchase APS. The Company will be eligible to collect a "break-up fee" of $1,700,000 contingent upon the Company leaving the Genesis Original Offer open for 60 days. If Mariner closes on the sale of APS to the prevailing bidder within the 60 day period, Mariner is required to pay the break-up fee to the Company. If Mariner does not close on the sale of APS to the prevailing bidder within said 60 day period, Mariner may, at its option, seek to close on the sale of APS to the Company upon the terms of the Genesis Original Offer or pay the break-up fee to the Company.

Sale of Ohio Operations

Effective May 31, 2000, Multicare sold all of its long-term care operations located in the state of Ohio, which included 14 eldercare centers with 1,128 beds. The properties were sold for $33,000,000 in cash, resulting in a loss on sale of $7,922,000. The net proceeds of the sale were applied against Multicare's term loans and revolving credit facility.

Other Dispositions, Closures and Lease Terminations

Both in the normal course of business and in connection with the Reorganization, the Company has and will continue to evaluate the performance of its operating units. Consequently, certain under performing or non strategic assets are routinely closed, sold or related leases are rejected or terminated. Such dispositions, closures and lease terminations are not individually significant.

ElderTrust Transactions

On January 31, 2001, the Company reached an agreement to restructure its relationship with ElderTrust, a Maryland healthcare real estate investment trust. The agreements encompass, among other things, the resolution of leases and mortgages for 33 properties operated by Genesis and Multicare either directly or through joint ventures. Under its agreement, Genesis assumed the ElderTrust leases subject to certain modifications, including a reduction in Genesis' annual lease expense of $745,000; extended the maturity and reduced the principal balances of loans for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount; and acquired a building currently leased from ElderTrust, which is located on the campus of a Genesis skilled nursing facility, for $1,250,000. In its agreement with ElderTrust, Multicare sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19,650,000 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to Genesis under a new ten-year lease with annual rents of $791,561.

AGE Institute

In the fourth fiscal quarter of 2000, the Company received notice from the AGE Holdings, Inc., a not-for-profit owner / sponsor of 20 eldercare centers with approximately 2,400 beds, that it wished to discontinue its management contracts and ancillary service contracts (the "AGE Contracts"). Effective October 31, 2000, the AGE Contracts were terminated. In fiscal 2000, the AGE Contracts generated approximately $19,000,000 in revenue and $2,000,000 in operating income.

On November 27, 2000, Genesis Health Ventures, Inc., along with several subsidiaries, filed an adversary proceeding in the Genesis bankruptcy cases against four related nursing home owners (AGE Institute of Pennsylvania, Inc.; AGE Institute of Massachusetts, Inc.; AGE Institute of Florida, Inc.; and Delaware Valley Convalescent Homes, Inc.); and their parent company AGE Holdings, Inc. (collectively, the "AGE Entities"). The complaint seeks to recover approximately $20,800,000 owed to Genesis through the AGE Contracts, by which Genesis provided services to 20 nursing homes owned by the defendants in Pennsylvania, Massachusetts and Florida. The complaint asserts counts against all defendants for breach of contract, civil conspiracy and unjust enrichment, and against AGE Institute of Pennsylvania, Inc. and AGE Institute of Massachusetts, Inc. for breach of certain trust indentures. In response, the AGE Entities filed counterclaims against the Genesis Debtors alleging violations of RICO, fraud, lender liability, breach of fiduciary duty, breach of management agreements, breach of professional standards / professional negligence, conversion, interference with business relations, and conspiracy. The counterclaims seek punitive, compensatory, and / exemplary damages, as well as claims to invalidate certain working capital and subordinated loan obligations of the AGE Entities to the Genesis Debtors. The counterclaims further seek administrative expense treatment of any amount found due to the AGE Entities for post-petition damages. While the Genesis Debtors believe that the counterclaims have no merit, in the event the AGE Entities were to prevail on their counterclaims, such counterclaims could exceed the claims of the Genesis Debtors against the AGE Entities. The AGE Entities have filed proofs of claim (in unliquidated amounts) in the Genesis Bankruptcy Cases in connection with their counterclaims. It is anticipated that the adversary proceeding will not be tried until the summer of 2002. Any recovery against the AGE Entities is uncertain.

(6) Restricted Investments in Marketable Securities

Marketable securities are held by the Company's wholly-owned subsidiary, Liberty Health Corporation, LTD ("LHC"), incorporated under the laws of Bermuda. LHC provides various insurance coverages to the Company and to unrelated entities, most of which are managed by the Company.

Marketable securities at September 30, 2001 of the Successor Company consist of the following (in thousands):

                                     Amortized        Unrealized        Unrealized         Fair
                                       cost             gains             losses           value
--------------------------------------------------------------------------------------------------
U.S. mortgage backed securities      $  7,554           $ 616             $   -           $  8,170
Corporate bonds                         6,600             189                 -              6,789
Equity securities                       1,580               -              (509)             1,071
Term deposits                           1,497               -                 -              1,497
Liquid reserve fund                    26,805               -                 -             26,805
Money market funds                      7,293               -                 -              7,293
--------------------------------------------------------------------------------------------------
                                     $ 51,329           $ 805             $(509)          $ 51,625
--------------------------------------------------------------------------------------------------

Marketable securities at September 30, 2000 of the Predecessor Company consisted of the following (in thousands):

                                     Amortized        Unrealized        Unrealized         Fair
                                       cost             gains             losses           value
--------------------------------------------------------------------------------------------------
U.S. Treasury Notes                  $  1,100           $   -             $  (3)          $  1,097
U.S. mortgage backed securities         7,544              39               (15)             7,568
Corporate bonds                         6,618               -              (371)             6,247
Equity securities                       1,580               -            (1,439)               141
Term deposits                           1,497               -                 -              1,497
Liquid Reserve Fund                     4,078               -                 -              4,078
Money market funds                      7,271               -                 -              7,271
--------------------------------------------------------------------------------------------------
                                     $ 29,688           $  39           $(1,828)          $ 27,899
--------------------------------------------------------------------------------------------------

Fixed interest securities held at September 30, 2001 and 2000 mature as follows (in thousands):

                                            Successor Company          |        Predecessor Company
------------------------------------------------------------------------------------------------------
                                                   2001                |                 2000
------------------------------------------------------------------------------------------------------
                                          Amortized         Fair       |     Amortized           Fair
                                             cost           value      |        cost             value
------------------------------------------------------------------------------------------------------
Due in one year or less                    $ 2,101        $ 2,161      |      $ 1,100          $ 1,097
Due after 1 year through 5 years             6,968          7,466      |        5,108            5,006
Due after 5 years through 10 years           5,085          5,332      |        9,054            8,809
------------------------------------------------------------------------------------------------------
                                           $14,154        $14,959      |      $15,262          $14,912
------------------------------------------------------------------------------------------------------

Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

In the normal course of business, LHC's bankers have issued letters of credit totaling $39,667,000 in 2001 and $17,147,000 in 2000 in favor of insurers. Marketable securities with an amortized cost of $44,477,000 and a market value of $44,773,000 were pledged as security for these letters of credit as of September 30, 2001.

(7) Property, Plant and Equipment

Property, plant and equipment at September 30, 2001 and 2000 consist of the following (in thousands):

                                              Successor     |    Predecessor
                                               Company      |      Company
--------------------------------------------------------------------------------
                                                2001        |        2000
--------------------------------------------------------------------------------
Land                                           $ 86,072     |     $  104,741
Buildings and improvements                      623,944     |        914,731
Equipment, furniture and fixtures               112,429     |        269,607
Construction in progress                         11,280     |         68,588
--------------------------------------------------------------------------------
                                                833,725     |      1,357,667
Less accumulated depreciation                   (10,985)    |       (250,321)
--------------------------------------------------------------------------------
   Net property, plant and equipment           $822,740     |     $1,107,346
--------------------------------------------------------------------------------

Due to an impairment to the carrying value of certain properties, the Company recorded a write-down of its property, plant and equipment of $34,578,000 during the twelve months ended September 30, 2000.

In accordance with the provisions of fresh-start reporting, the Company adjusted its property, plant and equipment to estimated fair value, with exception to certain subsidiaries that were not party to the Chapter 11 cases. Such subsidiaries property, plant and equipment, and related accumulated depreciation, remain at their historical carrying value.

(8) Notes Receivable and Other Investments

Notes receivable and other investments at September 30, 2001 and 2000 consist of the following (in thousands):

                                              Successor     |     Predecessor
                                               Company      |       Company
--------------------------------------------------------------------------------
                                                2001        |         2000
--------------------------------------------------------------------------------
Mortgage notes and other notes receivable      $13,107      |       $32,232
Investments in revenue bonds                     1,432      |         7,012
--------------------------------------------------------------------------------
                                               $14,539      |       $39,244
--------------------------------------------------------------------------------

Mortgage notes and other notes receivable at September 30, 2001 bear interest at rates ranging from 7.25% to 10.0% and mature at various times ranging from 2002 to 2029. The majority of the mortgage notes and other notes are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and / or gross facility receipts, as defined.

During fiscal 2001, the Company performed periodic assessments of the collectibility of amounts due from affiliated businesses in light of the adverse impact of PPS on their liquidity and profitability. As a result of this assessment, the carrying value of notes receivable, advances and trade receivables due from affiliates was written down to net realizable value.

The Company has agreed to provide third parties, including facilities under management contract, with $8,800,000 of working capital lines of credit. The unused portion of working capital lines of credit was $5,161,000 at September 30, 2001.

In December, 1997 the Board of Directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of the Company's senior executive employees were required to own shares of the Company's common stock having a market value based upon a multiple of the executive's salary. Each executive was required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, the Company was authorized to lend funds to one or more of the senior executive employees for his or her purchase of the Company's common stock. As of September 30, 2001, the Company had outstanding loan and accrued interest balances of approximately $3,200,000 from the senior executives. The note agreements were amended in fiscal 2000 to adjust the interest rate to 8.00% simple interest. Previously, the loans accrued interest based on the market rate at the date of the loan initiation.

On February 23, 2001, the U.S. Bankruptcy Court ordered that the remaining loans be forgiven on the first anniversary of the Company's emergence from bankruptcy. Therefore, effective October 2, 2002, these loans will be forgiven and the Company will hold the executives harmless for all and any of the tax consequences resulting from the forgiveness of the loans. At September 30, 2001, the carrying value of the executive loans are fully reserved.

Investments in revenue bonds bear interest at rates ranging from 10.00% to 10.45% and mature at various times between 2011 and 2021. The revenue bonds held were issued by a skilled nursing facility owned by an independent third party and managed by Genesis.

(9) Other Long-Term Assets

Other long-term assets at September 30, 2001 and 2000 consist of the following (in thousands):

                                              Successor     |     Predecessor
                                               Company      |       Company
--------------------------------------------------------------------------------
                                                2001        |         2000
--------------------------------------------------------------------------------
Deferred financing fees, net                   $ 9,725      |      $ 38,462
Cost report receivables                         11,217      |        36,784
Property deposits and funds held in escrow      15,587      |        15,227
Other, net                                       9,169      |        15,253
--------------------------------------------------------------------------------
                                               $45,698      |      $105,726
--------------------------------------------------------------------------------

As of the Effective Date, approximately $32,200,000 of net deferred financing fees associated with debts that were discharged as a result of the Reorganization were eliminated. Approximately, $8,778,000 of financing fees associated with new indebtedness of the Successor Company were deferred at September 30, 2001.

In connection with our bankruptcy proceedings and the related negotiations with the federal government, the Company performed an assessment of the collectibility of certain aged cost report receivable amounts due from government agencies and concluded that approximately $22,824,000 was unrecoverable.

(10) Long-Term Debt

Long-term debt at September 30, 2001 and 2000 consist of the following (in thousands):

                                                                                Successor    |   Predecessor
                                                                                 Company     |     Company
---------------------------------------------------------------------------------------------------------------
                                                                                  2001       |       2000
---------------------------------------------------------------------------------------------------------------
Secured debt                                                                                 |
     Debtor-in-possession financing facilities                                  $       -    |   $   133,000
     Credit facilities                                                            285,000    |     1,483,897
     Senior Secured Notes                                                         242,605    |             -
     Mortgage and other secured debt, net of unamortized debt premium             116,904    |       158,756
---------------------------------------------------------------------------------------------------------------
        Total secured debt                                                        644,509    |     1,775,653
Unsecured debt                                                                               |
     Senior subordinated notes, net of unamortized debt discount                        -    |       617,488
     Notes payable and other unsecured debt                                             -    |         7,623
---------------------------------------------------------------------------------------------------------------
        Total unsecured debt                                                            -    |       625,111
                                                                                             |
Total debt                                                                        644,509    |     2,400,764
Less:                                                                                        |
     Current portion of long-term debt                                           (41,241)    |      (133,000)
     Long-term debt subject to compromise                                               -    |    (2,257,323)
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                  $ 603,268    |   $    10,441
---------------------------------------------------------------------------------------------------------------

Interest of $2,520,000 in 2001, $4,402,000 in 2000 and $4,784,000 in 1999, was
capitalized in connection with facility construction, systems development and renovations.

During fiscal 2001 the Company recorded an extraordinary gain on debt discharge of $1,524,823,000 in connection with the consummation of the Plan. During fiscal 1999, the Company recorded an extraordinary loss, net of tax of $2,100,000 related to the early retirement of debt.

Long term debt - Successor Company:

Senior Credit Facility

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered into a Senior Credit Facility consisting of the following: (1) a $150,000,000 revolving line of credit (the "Revolving Credit Facility"); (2) a $285,000,000 term loan (the "Term Loan") and (3) an $80,000,000 delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter-bank Offered Rate ("LIBOR") plus 3.50%, or approximately 6.10% at September 30, 2001. The outstanding amounts under the Revolving Credit Facility, if any, bear interest based upon a performance related grid.

Pursuant to the Senior Credit Facility, the Company and each of its subsidiaries named as guarantors have granted the lenders first priority liens and security interests in all unencumbered property, including but not limited to: fee owned property, bank accounts, investment property, accounts receivable, equipment and general intangible assets.

The Senior Credit Facility limits, among other things, the Company's ability to incur additional indebtedness or contingent obligations, permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends on common stock and to merge or consolidate with any other person or entity. The Senior Credit Facility contains customary representations and warranties.

The Senior Credit Facility requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (as defined); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

The Revolving Credit Facility is available to fund obligations under the Plan and for general working capital requirements. The Revolving Credit Facility matures on October 2, 2006. Usage under the Revolving Credit Facility is subject to a Borrowing Base (as defined) calculation based upon real property collateral value and a percentage of eligible accounts receivable (as defined). No borrowings have been made under the Revolving Credit Facility.

The proceeds from the Term Loan were utilized to repay $196,000,000 of the then outstanding amounts under the Genesis DIP Facility (later defined), and $50,000,000 of the then outstanding synthetic lease facility, with the remaining $39,000,000 provided to fund restructuring related costs in accordance with the Plan. In connection with the consummation of the Plan, the Term Loan balance is $285,000,000. The Term Loan amortizes at a rate one percent per year, and matures on April 2, 2007.

The Delayed Draw Term Loan shall be used to (1) fund the purchase price of the proposed APS Transaction (defined herein); (2) pay certain outstanding amounts owed to ElderTrust on certain loans secured by mortgages; (3) fund the exercise of an option to purchase three eldercare centers and (4) to make other Specific Payments (as defined). Once repaid, the Delayed Draw Term Loan can not be re-borrowed. In connection with the consummation of the Plan, no borrowings were made under the Delayed Draw Term Loan. The Delayed Draw Term Loan amortizes at a rate one percent per year, and matures on April 2, 2007.

In the first fiscal quarter of 2002, the Company utilized approximately $10,000,000 from the Delayed Draw Term Loan to fund the exercise of the purchase option previously described, and we utilized approximately $22,000,000 from the Delayed Draw Term Loan to satisfy certain mortgages as previously described. As a result of subsequent developments in the Company's bid to consummate the APS Transaction, management is seeking lender approval to repay other debt obligations with the available borrowings under the Delayed Draw Term Loan that were otherwise earmarked for the APS Transaction. See Footnote 5 - "Significant Transactions and Events - Proposed APS Transaction."

Senior Secured Notes

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered an indenture agreement in the principal amount of $242,605,000 (the "Senior Secured Notes"). The Senior Secured Notes bear interest at LIBOR plus 5.0% (approximately 7.60% at September 30, 2001), and amortize one percent each year and mature on April 2, 2007. The Senior Secured Notes are secured by a junior lien on real property and related fixtures of substantially all of the Company's subsidiaries, subject to liens granted to the lenders' interests subject to the Senior Credit Facility. The Senior Secured Notes may be prepaid at any time without penalty, subject to restrictions in place under the Senior Credit Facility. Compliance with certain financial and non-financial covenants is required, but they are less restrictive than those required by the Senior Credit Facility.

Other Secured Indebtedness

On the Effective Date of the Plan and at September 30, 2001, the Company had $116,904,000 of other secured debt consisting principally of revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers. All of the other secured loans have fixed rates of interest ranging from 3.00% to 11.00%, with a weighted average rate of 9.04%.

On the Effective date, sinking fund requirements and installments of long-term debt are as follows (in thousands):

Years Ending September 30,                                   Principal Amount
--------------------------------------------------------------------------------
2002                                                         $     41,241
2003                                                               10,796
2004                                                                8,895
2005                                                                9,026
2006                                                                9,224
Thereafter                                                   $    565,327

Long-Term Debt - Predecessor Company:

In connection with the Chapter 11 cases, no principal or interest payments were made on certain indebtedness incurred by the Company prior to June 22, 2000 ("Prepetition Debt"). With regard to Multicare, no principal or interest payments were made on $424,110,000 of the Multicare Credit Facility, $250,000,000 of senior subordinated notes and $53,101,000 of other indebtedness. Multicare continued to pay interest on an aggregate outstanding balance of $10,240,000 in connection with two secured loans of subsidiaries not party to the Chapter 11 cases. With regard to Genesis, no principal or interest payments were made on $370,000,000 of senior subordinated notes and $101,485,000 of other indebtedness. Subsequent to June 22, 2000, Genesis repaid $40,000,000 of Tranche II Prepetition Debt under the Genesis Credit Facility and all interest incurred prior to June 22, 2000 on Prepetition Debt under the Genesis Credit Facility. Interest incurred on $1,059,000,000 of Prepetition Debt under the Genesis Credit Facility subsequent to June 22, 2000 continued to be paid as billed.

At September 30, 2000 the Company's long-term debt included approximately $1,616,897,000 of floating rate debt based on Prime or LIBOR rate. In fiscal 2000, the weighted average interest rates on floating rate debt was 10.00%. At September 30, 2000, the Company' long-term debt included approximately $783,867,000 of fixed rate debt. In fiscal 2000 the weighted average interest rates on fixed rate debt was 9.45%.

Genesis Debtor-in-Possession Financing

On July 18, 2000, the Bankruptcy Court entered the Final Order approving a $250,000,000 Genesis debtor-in-possession financing facility (the "Genesis DIP Facility"). Usage under the Genesis DIP Facility was subject to a Borrowing Base which provided for maximum borrowings (subject to the $250,000,000 commitment limit) by the Company equal to the sum of (i) up to 90% of outstanding eligible accounts receivable, as defined and (ii) up to $175,000,000 against real property.

Proceeds of the Genesis DIP Facility were available for general working capital purposes and as a condition of the loan, were required to refinance the $40,000,000 outstanding under the Company's pre-petition priority Tranche II sub-facility. Additionally, $44,000,000 of proceeds were used to satisfy all unpaid interest and rent obligations to the senior secured creditors under the Fourth Amended and Restated Credit Agreement dated August 20, 1999 and the Synthetic Lease dated October 7, 1996 as adequate protection for any diminution in value of the pre-petition senior secured lenders in these facilities, respectively.

The Genesis DIP Facility was scheduled to mature on December 21, 2001, and was paid in full in connection with the consummation of the Plan on the Effective Date. Advances under the Genesis DIP Facility accrued interest at either Prime plus 2.25% or LIBOR rate plus 3.75%, or approximately 10.55% at September 30, 2000. As of September 30, 2000 borrowings outstanding under the Genesis DIP Facility were $133,000,000. The Genesis DIP Facility provided for the issuance of up to $25,000,000 in standby letters of credit. As of September 30, 2000 there was $11,500,000 in letters of credit issued thereunder, for a total utilization under the Genesis DIP Facility of $144,500,000.

Multicare Debtor-in-Possession Financing

On July 18, 2000, the Bankruptcy Court entered the Final Order approving a $50,000,000 Multicare debtor-in-possession financing facility (the " Multicare DIP Facility"). Usage under the Multicare DIP Facility was subject to a Borrowing Base which provides for maximum borrowings (subject to the $50,000,000 commitment limit) by Multicare of up to 90% of outstanding eligible accounts receivable, as defined, and a real estate component. Proceeds of the Multicare DIP Facility were available for general working capital purposes. As of September 30, 2000 and through the Effective Date, there was no usage under the Multicare DIP Facility. The Multicare DIP Facility provided for the issuance of up to $20,000,000 in standby letters of credit. As of September 30, 2000 there were $3,700,000 in letters of credit issued thereunder.

Genesis Credit Facility - (Subject to Compromise)

Genesis entered into a fourth amended and restated credit agreement on August 20, 1999 pursuant to which the lenders amended and restated the credit agreement under which the lenders provided Genesis and its subsidiaries (excluding Multicare) a credit facility totaling $1,250,000,000 (the "Genesis Credit Facility")

The Genesis Credit Facility consisted of three term loans with original balances of $200,000,000 each (collectively, the "Genesis Term Loans"), and a $650,000,000 revolving credit loan (the "Genesis Revolving Facility") and a $40,000,000 Tranche II Facility. The Genesis Term Loans amortized in quarterly installments through 2005. The Genesis Term Loans consisted of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $110,445,000 at September 30, 2000 (the "Genesis Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $152,130,000 at September 30, 2000 (the "Genesis Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $151,378,000 at September 30, 2000 (the "Genesis Tranche C Term Facility"). The Genesis Revolving Facility, with an outstanding balance of $645,834,000 (excluding letters of credit) at September 30, 2000, was to become payable in full on September 30, 2003. At September 30, 2000, there were no outstanding borrowings under the Tranche II Facility. The aggregate outstanding balance of the Genesis Credit Facility at September 30, 2000 was classified as a liability subject to compromise.

Loans under the Genesis Credit Facility bore, at Genesis' option, interest at the per annum Prime Rate as announced by the administrative agent, or the applicable Adjusted LIBOR plus, in either event, a margin (the "Applicable Margin") that was dependent upon a certain financial ratio test. Loans under the Genesis Tranche A Term Facility and Genesis Revolving Facility had an Applicable Margin of 1.50% for Prime Rate loans and 3.25% for LIBOR rate loans. Loans under the Genesis Tranche B Term Facility had an Applicable Margin of 1.75% for Prime Rate loans and 3.50% for LIBOR Rate loans. Loans under the Genesis Tranche C Term Facility had an Applicable Margin of 2.00% for Prime Rate loans and 3.75% for LIBOR Rate loans. Subject to meeting certain financial ratios, the above referenced interest rates were reduced. Genesis was in default under the Genesis Credit Facility.

Interest under the Genesis Credit Facility incurred prior to and subsequent to the Petition Date has been paid.

Multicare Credit Facility - (Subject to Compromise)

Multicare entered into a fourth amended and restated credit agreement on August 20, 1999 (the "Multicare Credit Facility").

The Multicare Credit Facilities consisted of three term loans with an aggregate original balance of $400,000,000 (collectively, the "Multicare Term Loans"), and a $125,000,000 revolving credit loan (the "Multicare Revolving Facility"). The Multicare Term Loans amortized in quarterly installments through 2005. The loans consisted of (i) an original six year term loan maturing in September 2003 with an outstanding balance of $132,239,000 at September 30, 2000 (the "Multicare Tranche A Term Facility"); (ii) an original seven year term loan maturing in September 2004 with an outstanding balance of $138,339,000 at September 30, 2000 (the "Tranche B Term Facility"); and (iii) an original eight year term loan maturing in June 2005 with an outstanding balance of $45,877,000 at September 30, 2000 (the "Multicare Tranche C Term Facility"). The Multicare Revolving Facility, with an outstanding balance of $107,655,000 at September 30, 2000, was to become payable in full on September 30, 2003. The aggregate outstanding balance of the Multicare Credit Facility at September 30, 2000 was classified as a liability subject to compromise.

Loans under the Multicare Tranche A Term Facility bore interest at a rate equal to LIBOR Rate plus a margin up to 3.75%, loans under the Multicare Tranche B Term Facility bore interest at a rate equal to LIBOR Rate plus a margin up to 4.0%, loans under the Multicare Tranche C Term Facility bore interest at a rate equal to LIBOR Rate plus a margin up to 4.25%; loans under the Multicare Revolving Credit Facility bore interest at a rate equal to LIBOR Rate plus a margin up to 3.75%. Subject to meeting certain financial covenants, the above-referenced interest rates were reduced.

Multicare was in default under the Multicare Credit Facility and did not make any scheduled interest payments since March 29, 2000.

Mortgage and Other Secured Debt - (Subject to Compromise)

The Company had $158,756,000 of mortgage and other secured debt at September 30, 2000 consisting principally of secured revenue bonds and secured bank loans, including loans insured by the Department of Housing and Urban Development.

Senior Subordinated Notes - (Subject to Compromise)

In December 1998, Genesis issued $125,000,000 9.88% Senior Subordinated Notes due 2009 at a price of 96.1598% resulting in net proceeds of $120,200,000. Interest on the notes was payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1999. Approximately $59,950,000 of the net proceeds were used to repay portions of the Tranche A, B and C Term Facilities and approximately $59,950,000 of the net proceeds were used to repay a portion of the Revolving Facility.

In August 1997, Genesis Eldercare Acquisition Corp. issued $250,000,000 9% Senior Subordinated Notes due 2007. Interest on the notes was payable semiannually on February 1 and August 1 of each year. The net proceeds were used to finance the consummation of GEAC's acquisition of Multicare.

In October 1996, Genesis completed an offering of $125,000,000 9.25% Senior Subordinated Notes due 2006. Interest was payable on April 1 and October 1 of each year. The Company used the net proceeds of approximately $121,250,000 together with borrowings under the Credit Facility, to pay the cash portion of the purchase price of 24 eldercare centers, and certain other healthcare businesses of Geriatric & Medical Companies, Inc., and to repay certain debt assumed as a result of the GMC Transaction and to repurchase Geriatric and Medical Companies, Inc. accounts receivable which were previously financed.

In June 1995, Genesis completed an offering of $120,000,000 of 9.75% Senior Subordinated Notes due 2005. Interest was payable on the notes on June 15 and December 15 of each year. The notes were redeemable at the option of the Company in whole or in part, at any time, on or after June 15, 2000 at a redemption price initially equal to 104.05% of the principal amount and decreasing annually thereafter. The Company used the net proceeds from the notes offering to repay a portion of the Credit Facility.

Unsecured Senior Subordinated Notes include $1,590,000 of untendered 9.38% senior subordinated notes assumed by Genesis in connection with the Vitalink Transaction.

Notes Payable and Other Unsecured Debt - (Subject to Compromise)

Notes payable and other unsecured debt principally consists of seller notes due to the previous owners of small businesses acquired.

(11) Leases and Lease Commitments

The Company leases certain facilities under operating leases. Future minimum payments for the next five years under operating leases at September 30, 2001 are as follows (in thousands):
                                                                     Minimum
Year ending September 30,                                            Payment
--------------------------------------------------------------------------------
2002                                                                $ 41,193
2003                                                                  38,657
2004                                                                  37,436
2005                                                                  32,132
2006                                                                $ 28,742
--------------------------------------------------------------------------------

The Company classifies operating lease costs associated with its eldercare centers and corporate office sites as lease expense in the consolidated statement of operations, while the operating lease costs of pharmacy and other health service sites are included within other operating expenses.

On January 31, 2001, the Company reached agreements to restructure its relationship with ElderTrust. See "Footnote 5 - Significant Transactions and Events - ElderTrust Transactions".

Upon consummation of the Plan, the Company discharged a secured off-balance sheet lease financing facility (the "Synthetic Lease") associated with nine leased eldercare centers and its corporate headquarters building with a cash payment of $50,000,000 and a $35,155,000 senior secured claim. The annual lease cost of the Synthetic Lease approximated $7,800,000. The fair value of the underlying land and buildings of the formerly synthetically leased properties are included in the consolidated balance sheet at September 30, 2001.

Prior to the adoption of fresh-start reporting, the Predecessor Company carried approximately $40,100,000 of deferred gains on sale lease back transactions. In accordance with the provisions of SOP 90-7, the deferred gains were eliminated and are not reflected in the consolidated balance sheet of the Successor Company.

Also in connection with the adoption of fresh-start reporting, the Successor Company recorded an unfavorable lease liability of $33,788,000 associated with 40 leased properties which will be amortized using the straight-line method over the remaining lives of the leases. The unfavorable component of these lease contracts was estimated using market comparable lease coverage ratios for similar assets. The unfavorable lease liability will be amortized to lease expense over the remaining lease terms, which have a weighted average term of approximately six and one half years.

(12) Income Taxes

Total income tax benefit for the years ended September 30, 2001, 2000 and 1999 was as follows (in thousands):

                                                                       2001             2000              1999
-----------------------------------------------------------------------------------------------------------------
Predecessor Company:
Loss before equity in net loss of
  unconsolidated affiliates, minority interest,
  extraordinary items and cumulative effect of
  accounting change                                                $         -       $ (27,168)         $ (44,711)
Extraordinary items                                                          -               -             (1,276)
Cumulative effect of accounting change                                       -          (5,988)                 -
-----------------------------------------------------------------------------------------------------------------
Total                                                              $         -       $ (33,156)         $ (45,987)
-----------------------------------------------------------------------------------------------------------------

The components of the provision (benefit) for income taxes for the years ended September 30, 2001, 2000 and 1999 were as follows (in thousands):

                                                                       2001             2000              1999
-----------------------------------------------------------------------------------------------------------------
Current:
Federal                                                            $         -       $       -          $       -
State                                                                        -             663                503
-----------------------------------------------------------------------------------------------------------------
                                                                   $         -       $     663          $     503
-----------------------------------------------------------------------------------------------------------------
Deferred:
Federal                                                            $         -       $ (27,831)         $ (45,272)
State                                                                        -               -                 58
-----------------------------------------------------------------------------------------------------------------
                                                                   $         -       $ (27,831)         $ (45,214)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Total                                                              $         -       $ (27,168)         $ (44,711)
-----------------------------------------------------------------------------------------------------------------

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income before income taxes, equity in net income (loss) of unconsolidated affiliates, minority interest, extraordinary items and cumulative effect of accounting change as a result of the following (in thousands):


                                                                       2001              2000              1999
-----------------------------------------------------------------------------------------------------------------
Computed "expected" benefit                                        $  (435,750)      $ (345,678)        $ (47,232)
Increase (reduction) in income taxes resulting from:
   State and local income taxes, net of federal tax benefits                 -             (431)             (365)
   Amortization of goodwill                                              8,750            9,545             3,481
   Targeted jobs tax credits                                                 -           (1,389)           (1,146)
   Multicare joint-venture restructuring charge                              -          147,000                 -
   Write-off of non deductible goodwill                                304,500           47,352                 -
   Adequate protection payments                                         40,250                -                 -
   Change in valuation allowance                                        84,350          115,495                 -
   Other, net                                                           (2,100)             938               551
-----------------------------------------------------------------------------------------------------------------
Total income tax benefit                                           $         -       $  (27,168)        $ (44,711)
-----------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are presented below (in thousands):

                                                                   Successor      |    Predecessor
                                                                    Company       |      Company
-------------------------------------------------------------------------------------------------
                                                                      2001        |        2000
-------------------------------------------------------------------------------------------------
Deferred Tax Assets:                                                              |
Accrued compensation                                                $   1,109     |     $   1,609
Accounts receivable                                                    15,999     |         1,999
Accrued liabilities and reserves                                       65,247     |        60,247
Net operating and capital loss carryforwards                          130,423     |       148,423
Other, net                                                             12,779     |         8,558
-------------------------------------------------------------------------------------------------
Deferred tax assets                                                   225,557     |       220,836
-------------------------------------------------------------------------------------------------
Valuation allowance                                                  (127,534)    |      (118,895)
-------------------------------------------------------------------------------------------------
Net deferred tax assets                                                98,023     |       101,941
-------------------------------------------------------------------------------------------------
Deferred Tax Liabilities:
Accounts receivable                                                   (25,442)    |        (4,442)
Goodwill and other intangibles                                        (49,321)    |       (31,321)
Depreciation                                                          (11,300)    |      (110,300)
Accrued liabilities and reserves                                      (11,960)    |        (9,960)
-------------------------------------------------------------------------------------------------
Total deferred tax liability                                          (98,023)    |      (156,023)
-------------------------------------------------------------------------------------------------
Net deferred tax liability                                          $       -     |     $ (54,082)
-------------------------------------------------------------------------------------------------

Successor Company:

Following the consummation of the Plan, the Company has approximately $495,000,000 of Net Operating Loss ("NOL") carryforwards which will expire between September 30, 2020 and September 30, 2021. In addition, the Company has a capital loss carryforward of $736,000,000, which will expire September 30, 2005. These NOLs and capital loss carryforward have been reduced to $161,000,000 and $195,000,000, respectively as a result of the discharge and cancellation of various prepetition liabilities under the Plan. The reduction of the NOLs and capital loss carryforward will be effective on October 1, 2002.

In addition, the NOLs and capital loss carryforward remaining after the application of the cancellation of indebtedness provisions are subject to certain provisions of the Internal Revenue Code which restricts the utilization of the losses. Section 382 of the Internal Revenue Code imposes limitations on the utilization of loss carryforwards after certain changes of ownership of a loss company. The Company is deemed to be a loss company for these purposes. Under these provisions, the Company's ability to utilize these loss carryforwards in the future will generally be subject to an annual limitation of approximately $43,000,000.

There can be no assurances that the Company will be able to utilize these NOLs or capital loss carryforward due to the complex nature of the applicable tax code and the differences that may exist between management's interpretation of the code and that of the Internal Revenue Service. As a result of the risks associated with NOLs and capital loss carryforward, management has established a 100% valuation allowance to offset the associated net deferred tax asset.

Pursuant to SOP 90-7, the income tax benefit, if any, of any future realization of the remaining NOL carryforwards existing as of the Effective Date will be applied first as a reduction to goodwill.

(13) Redeemable Preferred Stock

Successor Company:

Series A Convertible Preferred Stock

In connection with the consummation of the Plan, the Successor Company issued Series A Convertible Preferred Stock (the "Series A Preferred"). The Series A Preferred has a liquidation preference of $42,600,000 and accrues dividends at the annual rate of 6% payable in additional shares of Series A Preferred. The Series A Preferred is convertible at any time, at the option of the holders, into 2,095,425 shares of the Successor Company's common stock. The Successor Company has the right to convert all of the shares of Series A Preferred to shares of Successor Company common stock at any time after the first anniversary date of the Effective Date, or October 2, 2002, when the average trading price for of the Successor Company common stock over the immediately preceding 30 days is $30.00 or more per share. The Successor Company has the right to redeem the Series A Preferred at any time by giving 30 days notice to the holders (subject to certain restrictions imposed by the Company's senior credit facilities). The Series A Preferred are subject to mandatory redemption on October 2, 2010. The conversion rate is $20.33 of liquidation preference for each share of Successor Company common stock.

The Series A Preferred is reflected in the consolidated balance sheet of the Successor Company under redeemable preferred stock.

Predecessor Company:

Series H Senior Convertible Participating Cumulative Preferred Stock

In connection with the November 1999 restructuring of the Multicare joint-venture, Genesis issued 24,369 shares of Genesis Series H Senior Convertible Participating Cumulative Preferred Stock (the "Series H Preferred"). Upon consummation of the Plan, $271,977,000 face value plus accrued and unpaid dividends of the Series H Preferred was eliminated upon the adoption of fresh-start reporting. The face value of the Series H Preferred plus accrued and unpaid dividends at September 30, 2000 was $256,948,000 which was classified as subject to compromise.

Series I Senior Convertible Exchangeable Participating Cumulative Preferred
Stock

Also, in connection with the November 1999 restructuring of the Multicare Joint Venture, Genesis issued 17,631 of Genesis Senior I Convertible Exchangeable Participating Cumulative Preferred Stock (the "Series I Preferred").

Upon consummation of the Plan, $196,745,000 face value plus accrued and unpaid dividends of the Series I Preferred was eliminated upon the adoption of fresh-start reporting. The face value of the Series I Preferred plus accrued and unpaid dividends at September 30, 2000 was $185,872,000, which was classified as subject to compromise.

(14) Shareholders' Equity (Deficit)

Successor Company:

Common Stock

The authorized common stock of the Successor Company consists of 200,000,000 shares, $.02 par value, of which 39,671,279 shares were issued and outstanding following the initial distribution of common shares in accordance with the Plan. The provisions of the Plan call for the issuance of 41,000,000 shares. The remaining 1,328,721 will be issued when all outstanding claim objections and other disputed claim matters of the bankruptcy proceedings are resolved.

Warrants

On the Effective Date, the Successor Company issued warrants (the "Warrants"), $.02 par value, to purchase 4,559,475 shares of new common stock. This represents approximately 11% of the new common stock issued on the Effective Date. The Warrants expire on October 2, 2002 and have an exercise price of $20.33 per share of new common stock. An assumed exercise of all Warrants would result in cash proceeds to the Company of approximately $93,000,000.

Restricted Stock Grants

On October 2, 2001, the Board of Directors authorized the Successor Company to issue 750,000 restricted shares of the Successor Company common stock to 43 of its senior officers. These shares vest quarterly over a five year period, commencing on January 1, 2002 and ending on October 1, 2006.

In future periods, the Company will record compensation expense ratably over each vesting period at $20.33 per vesting share.

Predecessor Company:

Common Stock

The authorized common stock of the Predecessor Company consisted of 200,000,000 shares, $.02 par value, of which 48,653,294 were issued and 48,641,194 were outstanding at September 30, 2000. These shares were cancelled as of the Effective Date.

Preferred Stock

In August 1998, the Predecessor Company issued the Genesis Series G Cumulative Convertible Preferred Stock (the "Series G Preferred"). Upon consummation of the Plan, $295,100,000 face value plus accrued dividends of $49,673,000 were eliminated upon the adoption of fresh-start reporting. At September 30, 2000 there were approximately $34,921,000 of accrued, but unpaid dividends on the Series G Preferred. The accrued dividends were classified as liabilities subject to compromise at September 30, 2000.

(15) Stock Option Plans

Following the Effective Date, and subsequent to September 30, 2001, the Successor Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The aggregate number of shares of the Successor Company common stock which may be issued under the 2001 Plan is 3,480,000, of which 3,305,000 may be issued to non-directors and 175,000 may be issued solely to directors.

The Predecessor Company had three stock option plans (the "Employee Plan," the "1998 Non-Qualified Employee Plan" and the "Directors Plan"). On the Effective Date, all outstanding exercisable and unexercised stock options of the Predecessor Company were canceled. Presented below is a summary of the Employee Plan and the 1998 Non-Qualified Employee Plan for the two years ended September 30, 2000 (in thousands).

Predecessor Company                                Option Price                                                 Available for
                                                    Per Share              Outstanding         Exercisable          Grant
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                     $2.22 - $35.25             4,154,488          2,346,437           1,085,216
-----------------------------------------------------------------------------------------------------------------------------
Authorized                                                     -                     -                  -           2,000,000
Granted                                           $3.13 - $11.19             2,252,100                  -          (2,252,100)
Became Exercisable                                             -                     -          1,545,389                   -
Exercised                                          $5.33 - $5.33                (2,100)            (2,100)                  -
Canceled                                                       -              (678,182)                 -             678,182
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                     $2.22 - $35.25             5,726,306          3,889,726           1,511,298
-----------------------------------------------------------------------------------------------------------------------------
Authorized                                                     -                     -                  -                   -
Granted                                            $2.00 - $2.81               720,000                  -            (720,000)
Became Exercisable                                             -                     -            199,782                   -
Exercised                                                      -                     -                  -                   -
Canceled                                                       -              (794,370)                 -             794,370
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                     $2.00 - $35.25             5,651,936          4,089,508           1,585,668
-----------------------------------------------------------------------------------------------------------------------------

At September 30, 2000, there were 63,000 options outstanding and exercisable under the Directors Plan at grant prices ranging from $1.56 to $35.25.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock option plans in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of Statement 123, the Company's net loss would have been changed to the pro forma amounts indicated below (in thousands):

Predecessor Company                                    2000           1999
--------------------------------------------------------------------------------
Net loss - as reported                             $ (883,455)    $ (290,050)
Net loss - pro forma                                 (883,870)      (297,543)
Net loss per share - as reported (diluted)             (18.77)         (8.17)
Net loss per share - pro forma (diluted)               (18.78)         (8.39)
--------------------------------------------------------------------------------

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

The Company did not make any stock option grants in 2001 and as a result of the Company's deteriorating stock price following its voluntary petition for relief under Chapter 11 Bankruptcy, there were no outstanding stock options with intrinsic value during the twelve months ended September 30, 2001. Consequently, there is no compensation cost in fiscal 2001 pursuant to the provisions of Statement 123.

(16) Patient Service Revenue

The distribution of net patient service revenue by class of payor for the years ended September 30, 2001, 2000 and 1999 was as follows (in thousands):

Class of payor                    2001              2000              1999
--------------------------------------------------------------------------------
Private pay and other          $  961,092        $  965,702        $  826,051
Medicaid                        1,064,096         1,014,983           686,717
Medicare                          434,190           381,148           242,807
--------------------------------------------------------------------------------
                               $2,459,378        $2,361,833        $1,755,575
--------------------------------------------------------------------------------

The above revenue amounts are net of third-party contractual allowances of $533,593,000, $496,792,000 and $343,020,000 in 2001, 2000 and 1999,
respectively.

Differences between patient service revenue and total net revenues reported in the consolidated statements of operations consist of revenues earned for management services, assisted living operations, group purchasing fees and other miscellaneous revenues.

(17) Retirement Plan

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

The Company recorded retirement plan expense for the 401(k) match and the discretionary contribution of approximately $7,926,000, $7,138,000 and $6,651,000 for the years ended September 30, 2001, 2000 and 1999, respectively. In 1999, the Company funded approximately $4,000,000 of its contribution to the Retirement Plan in the form of approximately 917,000 shares of newly issued Predecessor Company common stock.

(18) Loss on Impairment of Assets and Other Charges

Fiscal 2001:

During the twelve months ended September 30, 2001, the Company recorded costs in connection with certain uncollectible receivables, insurance related costs and other charges, and debt restructuring and reorganization costs. The following table and discussion provides additional information on these charges (in thousands):

                                                                                              2001
-----------------------------------------------------------------------------------------------------
   Notes receivable, advances, and trade receivables, due from affiliated businesses
      formerly owned or managed deemed uncollectible                                       $   30,048
   Uncollectible trade receivables                                                             39,249
   Self-insured and related program costs                                                      21,026
   Other charges                                                                               18,070
-----------------------------------------------------------------------------------------------------
Total uncollectible receivable, insurance related and other charges included in
   other operating expenses                                                                $  108,393
-----------------------------------------------------------------------------------------------------

Debt Restructuring and Reorganization Costs:
   Professional, bank and other fees                                                       $   59,393
   Employee benefit related costs, including severance                                         16,786
   Exit costs of terminated businesses                                                          5,877
   Fresh start valuation adjustments                                                        1,033,729
-----------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                                          $1,115,785
-----------------------------------------------------------------------------------------------------

Uncollectible receivable, insurance related costs and other charges included in other operating expenses

In fiscal 2001, the Company performed periodic assessments of the collectibility of amounts due from certain affiliated businesses in light of the adverse impact of PPS on their liquidity and profitability. As a result of our assessment, the carrying value of notes receivable, advances and trade receivables due from affilitates was written down by $30,048,000.

In fiscal 2001, the Company performed a re-evaluation of its allowance for doubtful accounts triggered by deteriorations in the agings of certain categories of receivables. Management believed that such deteriorations in the agings were due to several prolonged negative factors related to the operational effects of the bankruptcy filings such as personnel shortages and the time demands required in normalizing relations with vendors and addressing a multitude of bankruptcy issues. As a result of this re-evaluation, the Company determined that an increase in the allowance for doubtful accounts of approximately $39,249,000 was necessary.

In fiscal 2001, as a result of adverse claims development we reevaluated the levels of reserves established for certain self-insured health and workers' compensation benefits and other insurance related programs. These charges were approximately $21,026,000.

In addition, the Company incurred charges of approximately $18,070,000 during fiscal 2001, principally related to contract and litigation matters and settlements, and certain other charges.

Debt restructuring and reorganization costs

During the twelve months ended September 30, 2001, the Company incurred approximately $1,115,785,000 of legal, bank, accounting, fresh-start valuation adjustments and other costs in connection with its debt restructuring and the Chapter 11 cases. Of these charges, approximately $59,393,000 is attributed to professional, bank and other fees and approximately $16,786,000 pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In addition, the Company incurred approximately $5,877,000 of costs associated with exiting certain terminated businesses. Fresh-start valuation adjustments of $1,033,729,000 were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and liabilities at fair value. The fresh-start valuation adjustment is principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values.

Fiscal 2000:

During fiscal 2000, the Company recorded charges in connection with the Multicare joint venture restructuring, the impairment of long-lived assets and other impairments and charges and debt restructuring, and reorganization costs. The following table and discussion provides additional information on these charges (in thousands):

                                                                                                   2000
----------------------------------------------------------------------------------------------------------
Multicare joint-venture restructuring                                                            $ 420,000
----------------------------------------------------------------------------------------------------------

Impairment of long-lived assets                                                                  $ 234,009
Exit costs and write-off of unrecoverable assets of six eldercare centers closed or leases
   terminated                                                                                       28,363
Investments in information system development abandoned in fiscal 2000                              19,200
Uncollectible trade and notes receivable due to customer bankruptcy or other
   liquidity issues                                                                                 41,955
Other charges, including third party appeal issues and other cost settlement balances deemed
   uncollectible and insurance related adjustments                                                  51,181
----------------------------------------------------------------------------------------------------------
Total asset impairments and other charges (included in other operating expenses)                 $ 374,708
----------------------------------------------------------------------------------------------------------

Professional bank and other costs in connection with the Company's amended senior
   bank credit facility and the filings under Chapter 11                                         $  29,935
Interest rate swap termination charge                                                               28,331
Employee benefit related costs                                                                       4,529
----------------------------------------------------------------------------------------------------------
Total debt restructuring and reorganization costs                                                $  62,795
----------------------------------------------------------------------------------------------------------

Multicare joint-venture restructuring

In connection with the restructuring transaction in the first fiscal quarter of 2000, the Company recorded a non-cash charge of approximately $420,000,000 representing the estimated cost to terminate the Put in consideration for the issuance of the Series H Preferred and Series I Preferred. The cost to terminate the Put was estimated based upon our assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

Asset impairments and other charges

During the fourth quarter of fiscal 2000, in connection with the Company's budget preparations for the forthcoming year and in accordance with SFAS No. 121, management reviewed the current and projected undiscounted cash flows of the Company's eldercare centers and its NeighborCare(R) pharmacy businesses. This review indicated that the assets of certain eldercare centers were impaired. The fair market value of businesses deemed potentially impaired were then estimated and compared to the carrying values of the long-lived assets. Any excess long-lived asset carrying value over the estimated fair value was written-off. Fair value was estimated using a per bed value determined by Company management. The total loss for SFAS No. 121 impairments of $234,009,000 is associated with 49 eldercare centers. No impairment charge was assessed on the long-lived assets of the NeighborCare pharmacy businesses. The impairment charge recorded resulted in the write-off of $185,037,000 of goodwill and $34,578,000 of property, plant and equipment.

During fiscal 2000, the Company closed or terminated the leases of six underperforming eldercare centers with 842 combined beds. As a result, a charge of $28,363,000 was recorded to account for certain impaired and abandoned assets of these eldercare centers as well as the estimated future cost of maintaining owned properties that were closed.

As a result of the Company's Chapter 11 bankruptcy filing and curtailment in funding availability, the Company assessed the recoverability of our investment in certain information systems developed internally for the operating needs of our institutional pharmacy and infusion therapy businesses. The Company's assessment determined that $19,200,000 of the carrying value of our investment in these systems was unrecoverable through estimated future product sales to third parties and future operating efficiencies.

During fiscal 2000, the Company performed periodic assessments of the collectibility of amounts due from certain current and former customers in light of the adverse impact of PPS on their liquidity and profitability. In certain cases, customers have filed for protection under Chapter 11 of the Bankruptcy Code. As a result of the Company's assessment, the carrying value of notes receivable, advances and trade receivables due from these customers was written down $41,955,000.

In the fourth quarter of fiscal 2000, the Company performed an assessment of the collectibility of certain aged amounts due from third party payors and concluded that approximately $12,451,000 was unrecoverable. In addition, as a result of adverse claims development we reevaluated the levels of reserves established for certain self-insured and other programs, including workers' compensation and general liability insurance, resulting in a charge of approximately $35,235,000.

                   Debt Restructuring and Reorganization Costs

During the third fiscal quarter of 2000, the Company began discussions with our lenders under the Genesis and Multicare Credit Facilities to revise our capital structure. During the discussion period, which continued into the third fiscal quarter, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare Credit Facilities or certain scheduled interest payments under certain of the Genesis and Multicare senior subordinated debt agreements. On June 22, 2000 Genesis and Multicare filed for voluntary relief under Chapter 11 of the Bankruptcy Court. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, the Company incurred legal, bank, accounting and other costs of approximately $29,935,000. As a result of the nonpayment of interest under the Genesis Credit Facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and have asserted a $28,331,000 obligation. In addition, as a result of the Company's restructuring and Chapter 11 cases the Company incurred costs of $4,529,000 for certain salary and benefit related costs, principally for a court approved special recognition program.

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

Fiscal 1999:

After performing an evaluation in fiscal 1999 like the one described in the "Fiscal 2000" section of this footnote, the Company concluded that the carrying value of certain eldercare centers, including goodwill and property, plant and equipment, exceeded their fair value by approximately $9,000,000 before tax.

In addition to long-lived assets, the Company performed an evaluation of all of its assets, contracts, operations and employment arrangements. As a result of this evaluation, the Company concluded that the adverse impact of PPS on the Company's liquidity and profitability necessitated exiting certain businesses and projects. The Company fully reserved the carrying value of its transportation business, exited the operations of six leased eldercare centers at the end of their lease terms, abandoned certain investments in information systems, recorded the exit costs of a capitation contract in the Company's Chesapeake region and wrote off certain unrecoverable development project costs as well as other unrecoverable assets. In addition, the ability of certain former customers of the Company to repay amounts due for services rendered is less likely due to the adverse impact of PPS on their liquidity and profitability. As a result, the Company wrote down certain notes receivable, advances, trade and third party receivables, due to and from formerly owned and managed facilities. Also, the Company entered into the restructuring of the Multicare joint venture and amended its senior bank credit facility resulting in legal and other professional fees. The following table summarizes the before tax impact of the charges in Fiscal 1999 (in thousands):

                                                                                                           1999
-----------------------------------------------------------------------------------------------------------------
Exit costs and write-off of unrecoverable assets of one owned eldercare center to be sold, and six leased eldercare centers closed or no longer under lease  and an investment in
   a respiratory services company                                                                        $ 24,100
Investments in information systems abandoned                                                               13,000
Exit costs and write-down of the remaining assets of the transportation business                           12,700
Impairment of long-lived assets of six eldercare centers under SFAS No. 121                                 9,000
Unrecoverable development project costs                                                                     5,600
Cost to exit a capitation contract                                                                          5,000
-----------------------------------------------------------------------------------------------------------------
   Subtotal - terminated operations, discontinued businesses and asset impairments                         69,400
-----------------------------------------------------------------------------------------------------------------
Uncollectible trade receivables due to customer bankruptcy or other
   liquidity issues                                                                                        17,800
Third party appeal issues deemed uncollectible                                                             17,100
Costs to restructure the Multicare joint venture and amend the Company's senior bank credit
   facility                                                                                                11,000
Other charges, including severance costs                                                                   13,870
-----------------------------------------------------------------------------------------------------------------
   Subtotal - uncollectible accounts, restructuring and other -                                            59,770
-----------------------------------------------------------------------------------------------------------------
Notes receivable, advances, trade receivables and third party settlement receivables,
  due from or to businesses formerly owned or managed deemed uncollectible                                 37,900
-----------------------------------------------------------------------------------------------------------------
Total (included in other operating expenses)                                                             $167,070
-----------------------------------------------------------------------------------------------------------------

(19) Commitments and Contingencies

Insurance

Prior to June 1, 2000, the Company purchased general and professional liability insurance coverage ("GL/PL") from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, the Company has purchased GL/PL coverage from a commercial insurer subject to per claim retentions. These retentions are insured by the Company's wholly owned captive insurance company, Liberty Health Corp., LTD ("LHC"). LHC is currently insuring workers' compensation and GL/PL retentions. The Company, based on independent actuarial studies, believes that LHC's reserves are sufficient to meet their obligations.

Workers' compensation insurance has been maintained as statutorily required, or in certain jurisdictions for certain periods, the Company has qualified as exempt ("self-insured"). Most of the commercial insurance purchased is loss sensitive in nature. As a result, the Company is responsible for adverse loss development or, in some cases, may be entitled to refunds if losses are below certain levels. The Company believes that adequate reserves are in place to cover the ultimate liability related to workers' compensation.

The Company offers its employees several different health insurance options, including a self-insured program. Losses are limited to $150,000 per claimant per year. Genesis also requires that physicians practicing at its eldercare centers carry medical malpractice insurance to cover their individual practices.

Financial Guarantees

The Company has guaranteed approximately $10,200,000 of indebtedness of others, including facilities under management contract. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for guarantees, loan commitments and letters of credit is represented by the dollar amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

Supply Contract

NeighborCare Pharmacy Services, Inc. (d/b/a NeighborCare) purchases substantially all of its pharmaceuticals, approximately $618,000,000 annually, through Cardinal Health, Inc. under a five year supply contract which commenced in May of 1999. NeighborCare has other sources of supply available to it and has not experienced difficulty obtaining pharmaceuticals or other supplies used in the conduct of its business.

Legal Proceedings

NeighborCare Pharmacy Services, Inc. v. HCR Manor Care, Inc., Manor Care, Inc. and ManorCare Health Services, Inc.

On May 7, 1999, NeighborCare Pharmacy Services, Inc. ("NeighborCare"), a wholly-owned subsidiary of Genesis, filed a demand for arbitration under the commercial arbitration rules of the American Arbitration Association (the "AAA Arbitration") against HCR Manor Care, Inc., Manor Care, Inc. and ManorCare Health Services, Inc (collectively, the "respondents"). The AAA Arbitration principally concerns two long-term master service agreements between NeighborCare and ManorCare Health Services, Inc. ("the Master Service Agreements"). Pursuant to one of these agreements (the "Master Pharmacy Agreement"), NeighborCare provides pharmacy services to long-term care facilities owned or operated by Manor Care, Inc., formerly known as HCR Manor Care, Inc. ("Manor Care"). Pursuant to the other agreement (the "Master Infusion Therapy Agreement"), NeighborCare provides infusion therapy products and services to Manor Care long-term care facilities. The Master Service Agreements represent approximately ten percent and four percent (approximately $116,000,000) of the net revenues of NeighborCare and Genesis, respectively.

In the AAA Arbitration, NeighborCare seeks injunctive relief and compensatory damages estimated to be approximately $34,000,000, plus interest, in connection with (1) respondents' attempts to terminate the Master Service Agreements, and
(2) respondents' failure to provide NeighborCare with the right to serve as the preferred provider of pharmacy and infusion therapy services to all Manor Care long-term care facilities pursuant to the Master Service Agreements. Respondents have filed counterclaims requesting declaratory relief approving the purported termination of the Master Service Agreements, as well as counterclaims seeking compensatory damages of at least $21,000,000, plus interest, in connection with alleged overcharges under the two agreements.

The AAA Arbitration incorporates causes of action that NeighborCare originally pleaded in a complaint filed on May 7, 1999 in the Circuit Court for Baltimore City in an action captioned Vitalink Pharmacy Services, Inc. v. HCR Manor Care, Inc., Manor Care, Inc., and ManorCare Health Services, Inc., Case No. 24-C-99-002179. At first, the AAA Arbitration only addressed claims relating to the Master Pharmacy Agreement, which, as amended, contained an arbitration clause. However, by letter agreement dated May 13, 1999 between NeighborCare and the defendants in the state court case, the litigants agreed to address the claims relating to the Master Infusion Therapy Agreement in the AAA Arbitration. The parties further agreed to stay respondents' attempted termination of both Master Service Agreements until ten days after a final decision is reached in the AAA Arbitration. As a result, the Master Service Agreements remain in full force and effect.

The parties selected former federal judge Charles Renfrew to serve as the Arbitrator. The parties briefed a motion by Manor Care to dismiss NeighborCare's claims relating to its right to service all of Manor Care's facilities. In connection with that motion, the Arbitrator, on May 17, 2000, declined to dismiss NeighborCare's claims for money damages for breach of its contractual right to serve as the preferred provider to all Manor Care long-term care facilities. However, the Arbitrator did dismiss, without prejudice, NeighborCare's claim for specific performance of that right.

On June 15, 2000, in anticipation of the possible bankruptcy filing of Genesis, the Arbitrator stayed the AAA Arbitration. In connection with this stay, the parties agreed that respondents may pay NeighborCare 90% of the face amount of all invoices for pharmaceutical and infusion therapy goods and services that NeighborCare renders to respondents under the Master Service Agreements. The parties agreed, however, that respondents must continue to pay NeighborCare the full face amount of all invoices for pharmacy consulting services under the Master Service Agreement. Genesis subsequently filed for protection under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on June 22, 2000. Upon that filing, the AAA Arbitration became subject to the automatic stay provisions of 11 U.S.C. ss. 362.

On December 8, 2000, Manor Care renewed a previously filed motion seeking to lift the automatic stay in the AAA Arbitration. On February 6, 2001, the Bankruptcy Court granted the motion, allowing the AAA Arbitration to continue. The hearing in the AAA Arbitration began in Washington, D.C. on July 30, 2001 and was completed on August 16, 2001. Post-hearing briefing has been completed. The Arbitrator's decision is pending.

Motion to Assume the Master Service Agreements, filed in In re Genesis Health Ventures, Inc.

On January 16, 2001, NeighborCare filed a motion with the United States Bankruptcy Court for the District of Delaware seeking to assume the Master Service Agreements in its chapter 11 case. This motion was heard at the same time the Bankruptcy Court considered Manor Care's motion to lift the automatic stay. The Bankruptcy Court postponed any decision on the motion to assume pending the outcome of the AAA Arbitration. This issue is still pending.

Genesis Health Ventures, Inc. v. HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr.

On May 7, 1999, Genesis filed an action in the United States District Court for the District of Delaware against HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr. (the "Genesis Delaware Action"). In this action, Genesis seeks compensatory and punitive damages exceeding $200,000,000 for federal securities fraud, common-law fraud, negligent misrepresentation and controlling person liability in connection with material misrepresentations and omissions made by defendants during the course of Genesis' acquisition of Vitalink. Genesis further seeks injunctive relief with respect to Manor Care's failure to dispose of its ownership interests in Heartland Healthcare Services, a competitor of NeighborCare, pursuant to a non-competition provision found in a Side Agreement between Genesis, Vitalink and the entity formerly known as Manor Care, Inc., and now known as Manor Care of America, Inc. ("MCAI").

Defendants filed a motion to dismiss or stay this action pending the resolution of the AAA Arbitration. On March 22, 2000, the Court denied the defendants' motion to dismiss, but granted the motion to stay the case pending resolution of the AAA Arbitration. As a result, the case remains stayed.

NeighborCare Pharmacy Services, Inc. v. Omnicare, Inc. and Heartland Healthcare Services

On July 26, 1999, NeighborCare filed an action in the Circuit Court for Baltimore County, Maryland against Omnicare, Inc. and Heartland Healthcare Services, a joint venture between Omnicare and Manor Care. In this action, NeighborCare seeks injunctive relief, and compensatory and punitive damages of not less than $200,000,000, in connection with defendants' tortious interference with the Master Service Agreements.

The two defendants each filed motions to dismiss, or, in the alternative, to stay this action pending the resolution of the AAA Arbitration. On November 12, 1999, the Court granted the motions to stay, and set a January 31, 2000 hearing date for the motions to dismiss. Defendants subsequently withdrew their motions to dismiss prior to the hearing date. As a result, the case remains stayed.

Manor Care, Inc. v. Genesis Health Ventures, Inc.

On August 17, 1999, MCAI (then known as Manor Care, Inc.) filed a lawsuit in the United States District Court for the District of Delaware against Genesis. In this action, the plaintiff brings claims under the federal securities laws resulting from alleged misrepresentations and omissions made by Genesis in connection with MCAI's acquisition of Genesis' Series G Preferred Stock as compensation for its sale of Vitalink to Genesis. Plaintiff seeks compensatory damages of unspecified amount, rescission of MCAI's purchase of the Series G Preferred Stock, and the return of the consideration paid by MCAI at the time of Genesis' acquisition of Vitalink from MCAI.

Genesis filed a motion to dismiss this action. On September 29, 2000, the Court granted that motion in part and denied it in part. Specifically, the Court dismissed plaintiff's allegations regarding purportedly fraudulent statements concerning: Genesis' knowledge as to certain legislative changes to the Medicare program; the effect of Genesis' affiliate Multicare on Genesis' earnings; Genesis' intent with respect to the issuance of preferred stock; and Genesis' ability to declare dividends on the Series G Preferred Stock. Accordingly, the only allegations that were not dismissed from this action concern Genesis' alleged failure to include certain financial information on the Registration Statement it filed in connection with its acquisition of Vitalink, and allegedly fraudulent statements concerning Genesis' labor relations. Genesis' motion to consolidate this action with the Genesis Delaware Action described above has been denied.

On October 22, 2001, plaintiff filed a motion to reconsider the Court's decision to dismiss this action in part, and Genesis has filed an opposition to that motion. On December 5, 2001, Genesis filed a motion to dismiss the entire action pursuant to Genesis' Joint Plan of Reorganization and the Bankruptcy Court's order confirming that Plan, which extinguish plaintiff's claims against Genesis except to the extent that those claims may be repled as set-off or recoupment against claims brought by Genesis. The parties have agreed that plaintiff has until January 14, 2002 to respond to that motion.

Manor Care of America, Inc. v. Genesis Health Ventures, Inc., the Cypress Group L.L.C., TPG Partners II, L.P., and Nazem, Inc.

On December 22, 1999, MCAI filed a lawsuit in the United States District Court for the Northern District of Ohio against Genesis Health Ventures, Inc., the Cypress Group L.L.C., TPG Partners II, L.P., and Nazem, Inc. In this action, MCAI brings claims of federal securities fraud in connection with alleged misrepresentations and omissions made by Genesis in connection with Genesis' issuance of Series H Preferred Stock and Series I Preferred Stock (the "Senior Preferred Stock") on or about November 15, 1999. In connection with the issuance of the Senior Preferred Stock, MCAI also brings state law breach-of-contract claims with respect to Genesis' purported obligations under (1) a Rights Agreement entered into between Genesis and MCAI at the time of Genesis' acquisition of Vitalink from MCAI, and (2) the terms of the Series G Preferred Stock issued to MCAI in connection with the Vitalink transaction. MCAI seeks rescission of the Senior Preferred Stock and unspecified monetary damages.

On February 29, 2000, Genesis filed a motion to dismiss this action on the ground, among others, that the sole federal claim alleged fails to state a cause of action under federal securities laws. That motion has been fully briefed. In response to Genesis' chapter 11 filing, the Court, on July 19, 2000, stayed this action and ordered the case closed subject to reopening upon written motion. The case remains closed.

Genesis is not able to predict the results of such litigation. However, if the outcome is unfavorable to us, and the claims of HCR Manor Care are upheld, such results would have a material adverse effect on our financial position, results of operations and cash flows.

U.S. ex rel Scherfel v. Genesis Health Ventures et al.

In this action brought in United States District Court for the District of New Jersey on March 16, 2000, the plaintiff alleges that a pharmacy purchased by NeighborCare, Inc. failed to process Medicaid credits for returned medications. The allegations are vaguely alleged for other jurisdictions. While the action was under seal in United States District Court, Genesis fully cooperated with the Department of Justice's evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The plantiff filed a proof of claim in the Genesis bankruptcy proceedings initially for approximately $650,000,000 and more recently submitted an amended claim in the amount of approximately $325,000,000. The Company believes the allegations have no merit and has objected to the proof of claim. The Company intends to defend the suit.

Other Legal Proceedings

An individual prepetition bond holder has filed a notice of appeal of the order confirming the Plan of Reorganizaton in the United States District Court for the District of Delaware. The appeal is pending. The Company has filed a motion to dismiss.

Genesis is a party to other litigation arising in the ordinary course of business. Genesis does not believe the results of such litigation, even if the outcome is unfavorable to the Company, would have a material adverse effect on its consolidated financial position or results of operations.

(20) Fair Value of Financial Instruments

The carrying amount of the Predecessor Company and Successor Company cash and equivalents, accounts receivable (net of allowance for doubtful accounts), prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation and accrued interest approximates fair value because of the short-term maturity of these instruments.

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

In connection with the adoption of fresh-start reporting, the carrying value of the Successor Company's long-term debt equals fair value.

(21) Segment Information

The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) Pharmacy and medical supplies services and (2) Inpatient services.

The Company provides pharmacy and medical supply services through its NeighborCare pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 60 institutional pharmacies (two are jointly-owned) and 22 medical supply and home medical equipment distribution centers (four are jointly-owned) located in its various market areas. In addition, the Company operates 29 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations in Fiscal 2001 were generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

The Company includes in inpatient service revenue all room and board charges and ancillary service revenue for its eldercare customers at its 192 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

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

------------------------------------------------------------------------------------------------------
                                                                         2001
------------------------------------------------------------------------------------------------------
                                                              Pharmacy
                                                                 and
                                                               Medical
                                               Inpatient       Supply
   (in thousands)                               Services      Services         Other          Total
------------------------------------------------------------------------------------------------------
Revenue from external customers               $ 1,360,230     $1,040,051     $ 169,656      $2,569,937
Revenue from intersegment customers                     -         98,121       194,295         292,416
Operating income (1)                              179,414        101,872       (39,758)        241,528
Total assets (2)                                  990,978        672,234       171,368       1,834,580
------------------------------------------------------------------------------------------------------
                                                                         2000
------------------------------------------------------------------------------------------------------

Revenue from external customers               $ 1,320,151     $  952,350     $ 161,357      $2,433,858
Revenue from intersegment customers                     -         99,928       185,886         285,814
Operating income (1) (3)                          182,205         93,709       (39,486)        236,428
Total assets                                    1,739,658      1,041,757       346,484       3,127,899

------------------------------------------------------------------------------------------------------
                                                                         1999
------------------------------------------------------------------------------------------------------

Revenue from external customers               $   704,105     $  927,334     $ 234,987      $1,866,426
Revenue from intersegment customers                     -         60,502        79,843         140,345
Operating income (1)                              104,305        119,282        29,362         252,949
Total assets                                      767,748      1,072,099       590,067       2,429,914

------------------------------------------------------------------------------------------------------

(1) Operating income is defined as income before interest, income taxes, depreciation, amortization, rent and nonrecurring items. See Footnote 18 - "Loss on Impairment of Assets and Other Charges." The Company's segment information does not include an allocation of overhead costs, which for the inpatient services segment are between 3% - 4% of inpatient services net revenues, and for the pharmacy and medical supply segment are between 1% - 2% of the net revenues of that segment.
(2) Successor Company. All other segment information presented is that of the Predecessor Company.
(3) Certain operating income balances in the 2000 period were reclassified to conform to the current year presentation.


(22) Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive loss for the years ended September 30, 2001, 2000 and 1999 (in thousands):

                                                               2001          2000          1999
--------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders          $247,009     $(883,455)     $(290,050)
Unrealized (loss) gain on marketable securities                 1,981        (1,361)        (1,112)
--------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                            $248,990     $(884,816)     $(291,162)
--------------------------------------------------------------------------------------------------

Accumulated other comprehensive loss, which is composed of net unrealized gains and losses on marketable securities, was $192,000 and $(1,789,000) at September 30, 2001 and 2000, respectively.

(23) Quarterly Financial Data (Unaudited)

The Company's unaudited quarterly financial information is as follows (in thousands):

                                                          Loss Before                     Diluted
                                                         Extraordinary                    Earnings
                                                            Item and                     (Loss) Per
                                                           Cumulative                   Share Before
                                                           Effect of                    Extraordinary
                                                           Accounting                     Item and
                                                           Change and                    Cumulative       Diluted
                                                             After                        Effect of      Earnings
                           Total Net      Loss from        Preferred      Net Income     Accounting       (Loss)
                            Revenues    operations (1)     Dividends        (Loss)         Change        Per Share
-------------------------------------------------------------------------------------------------------------------
Quarter ended:
December 31, 2000          $ 629,019     $   (8,696)    $   (32,811)      $ (32,811)      $ (0.67)       $ (0.67)
March 31, 2001               630,082        (12,741)        (36,723)        (36,723)        (0.75)         (0.75)
June 30, 2001                650,741         (1,117)        (28,291)        (28,291)        (0.58)         (0.58)
September 30, 2001           660,095       (107,073)     (1,179,989)        344,834        (24.26)          7.09
-------------------------------------------------------------------------------------------------------------------
Quarter ended:
December 31, 1999          $ 586,884     $ (445,671)    $  (439,770)      $(450,182)      $(10.37)       $(10.62)
March 31, 2000               604,843        (58,111)        (54,932)        (54,932)        (1.13)         (1.13)
June 30, 2000                615,851        (68,923)        (60,937)        (60,937)        (1.25)         (1.25)
September 30, 2000           626,280       (352,152)       (317,404)       (317,404)        (6.53)         (6.53)
-------------------------------------------------------------------------------------------------------------------

(1) Loss from operations is defined as: loss before debt restructuring and reorganization costs, income taxes, equity in net loss of unconsolidated affiliates, minority interest, extraordinary items and cumulative effect of accounting change.

Earnings (loss) per share was calculated for each three month and the twelve-month period on a stand-alone basis. As a result, the sum of the diluted earnings (loss) per share for the four quarters does not equal the loss per share for the twelve months.

The first, second, third and fourth quarters of 2001 include debt restructuring, reorganization costs, and other charges of $14,209,000, $16,307,000, $17,704,000 and $1,067,565,000, respectively. In addition, the fourth quarter of fiscal 2001 includes an extraordinary gain of $1,524,823,000 in connection with the Company's reorganization. The fourth quarter of 2000 includes $62,795,000 of debt restructuring, reorganization costs, and other charges. See "Footnote 18 - Loss on Impairment of Assets and Other Charges," and "Footnote 1 - Reorganization."

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our non-employee directors.


Name                                       Age    Committees of the board of directors
----                                       ---    ------------------------------------
James H. Bloem                             51     Audit Committee
Edwin M. Crawford                          52     Compensation Committee
James E. Dalton, Jr.                       59     Executive Committee
James D. Dondero                           39     Audit Committee, Executive Committee
Robert H. Fish                             51     Audit Committee
Dr. Philip P. Gerbino                      54     Audit Committee, Compensation Committee
Joseph A. LaNasa III                       32     Compensation Committee, Executive Committee

James H. Bloem is Senior Vice President and Chief Financial Officer of Humana and is responsible for developing business growth strategies and supervising all accounting, actuarial, financial, tax, risk management, treasury, and investor relations activities. Previously, Mr. Bloem has served as Executive Vice President, then as President of the personal care division of Perrigo Company, the nation's largest manufacturer of over-the-counter pharmaceuticals, personal care, and nutritional products for the store brand market. Mr. Bloem's experience also includes independent financial and business consulting and a law partnership with a specialization in taxation and corporate practice. Mr. Bloem holds a Law degree from Vanderbilt University and a Masters of Business Administration degree from Harvard Business School. He is also a certified public accountant and serves as director of several corporate and educational boards.

Edwin M. Crawford is Chairman of the Board and Chief Executive Officer of Caremark Rx, Inc. (formerly MedPartners, Inc.), a leading prescription benefit manager (PBM), providing comprehensive drug benefit services to over 1,200 health plan sponsors and holding contracts to serve approximately 20 million participants throughout the United States. Prior to joining Caremark Rx, Inc., Mr. Crawford was Chairman, President and CEO of Magellan Health Services, Inc., one of the nation's leading specialty managed care companies. A certified public accountant, Mr. Crawford received his B.S. degree from Auburn University in 1971.

James E. Dalton's extensive management experience includes senior management positions with several national healthcare organizations including Quorum Health Group, Inc., HealthTrust Inc. and Humana and with hospitals in Virginia and West Virginia. He serves on the board of directors of a number of health care organizations and serves on the board of trustees of Universal Health Realty Income Trust, and the American Hospital Association. He is a Fellow of the American College of Healthcare Executives and past chairman of the Federation of American Hospitals. He holds a Bachelor's degree in Economics from Randolph-Macon College and a Master's degree in Hospital Administration from the Medical College of Virginia.

James D. Dondero is President of Highland Capital Management, LP where he has facilitated growth through the creation of 19 separate portfolios holding in excess of $8 billion. Formerly, Mr. Dondero served as Chief Investment Officer of Protective Life Insurance Company's GIC subsidiary from 1989 to 1993. His portfolio management experience includes mortgage-backed securities, investment grade corporates, leveraged bank loans, emerging markets, derivatives, preferred stocks and common stocks. Mr. Dondero is a certified public accountant, chartered financial analyst, a certified management accountant and a member of the NYSSA. He completed his financial training at Morgan Guaranty Trust Company and is a graduate of the University of Virginia with degrees in Accounting and Finance.

Robert H. Fish has over 25 years experience in health care management. He is a Managing Partner of Sonoma-Seacrest, LLC, a California-based healthcare practice specializing in strategic planning, performance improvement, and merger and acquisition issues. Prior to joining Sonoma, Mr. Fish served as President and Chief Executive Officer of St. Joseph Health System and President and Chief Executive Officer of ValleyCare Health System. Mr. Fish holds a Bachelor of Arts degree in Sociology and Anthropology from Whittier College and a Masters in Hospital Administration from the University of California at Berkeley. In addition to consulting, Mr. Fish is a member of several corporate and social service boards.

Dr. Philip P. Gerbino is president of the University of the Sciences in Philadelphia, which includes the Philadelphia College of Pharmacy, and has been part of the faculty and administration of that institution for over 25 years. In addition, he is a national leader in the pharmacy field and has served as president of the American Pharmaceutical Association, president of the APhA Academy of Pharmacy Practice, member of the U.S. Pharmacopeial Advisory Panel on Geriatrics and as chair of the Commission for Certification in Geriatric Pharmacy. He also serves on the board of directors of a number of public and private healthcare organizations and foundations. Dr. Gerbino holds a Bachelor of Science degree in Pharmacy and a Doctor of Pharmacy degree from the Philadelphia College of Pharmacy and Science.

Joseph A. LaNasa III is a co-portfolio manager and a vice president in distressed bank debt at Goldman Sachs & Co., where he analyzes and invests in the debt of financially troubled companies. Prior to joining Goldman Sachs, he worked as an attorney at Wachtell, Lipton, Rosen & Katz and before that he clerked for the honorable Adrian Duplantier in federal district court in the Eastern District of New Orleans. He graduated magna cum laude from Harvard Law School and summa cum laude from Georgetown University's School of Foreign Service.

The board of directors was appointed in connection with the consummation of the Plan, and will serve for a term of one year. At the first meeting of shareholders for the election of directors, the board of directors will be divided into three classes, class I, class II and class III, which will be as nearly equal in number as possible. Each director will serve for a term ending on the date of the third annual meeting following the annual meeting at which the director was elected; provided, however, that each director in class I will hold office until the first annual meeting of shareholders following the meeting at which the director was elected; each director in class II will hold office until the second annual meeting of shareholders following the meeting at which the director was elected; and each director in class III will hold office until the third annual meeting of shareholders following the meeting at which the director was elected.

The following table sets forth certain information with respect to our executive officers.

Name                                    Age   Position
----                                    ---   --------

Michael R. Walker                       53    Chairman and Chief Executive Officer
Richard R. Howard                       52    Vice Chairman
David C. Barr                           51    Vice Chairman
George V. Hager, Jr.                    45    Executive Vice President and Chief Financial Officer
Barbara J. Hauswald                     42    Senior Vice President and Treasurer
James V. McKeon                         37    Senior Vice President and Corporate Controller
Richard Pell, Jr.                       53    Senior Vice President, Administration and Chief Compliance Officer
Richard L. Castor                       46    Senior Vice President and Chief Information Officer
James W. Tabak                          42    Senior Vice President, Human Resources
James J. Wankmiller, Esquire            47    Senior Vice President, General Counsel and Corporate Secretary



Michael R. Walker founded Genesis and has served as chairman and chief executive officer of the company since its inception in 1985. Mr. Walker is also founder and chairman of the board of trustees of ElderTrust, a healthcare real estate investment trust. In addition to his responsibilities with Genesis and ElderTrust, Mr. Walker leads the Alliance for Quality Nursing Home Care, ("The Alliance") a national coalition of the nation's top 12 long term care providers. Since 1999, The Alliance has lobbied for and gained nearly $5 billion in additional Medicare funding for long term care providers. Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration degree from Franklin and Marshall College.

Richard R. Howard as vice chairman oversees Genesis ElderCare's five regional operations plus clinical practice, real estate and property management. Prior to becoming vice chairman in 1998, Mr. Howard served as president and as president and chief operating officer. He joined Genesis in 1985 as vice president of development. Mr. Howard's experience also includes over ten years in the banking industry. He is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

David C. Barr is vice chairman of Genesis. He is responsible for oversight of the Genesis Health Services entities which include the company's pharmacy, medical supply, rehabilitation therapy, respiratory health, hospitality, group purchasing, consulting and diagnostic services. Mr. Barr also has responsibility for senior housing initiatives, and corporate sales and marketing. Prior to becoming vice chairman in 1998, he served as executive vice president and as chief operating officer. Before joining Genesis, Mr. Barr was a principal of a private consulting firm, Kane Maiwurm Barr, Inc., which provided management consulting services to small and medium-sized firms. Mr. Barr's experience also includes over 10 years with a service conglomerate and in the corporate banking industry. Mr. Barr graduated in 1972 from the University of Miami with a Bachelor of Science degree in Accounting.

George V. Hager, Jr. serves as executive vice president and chief financial officer and is responsible for corporate finance, treasury, information services, third party reimbursement and risk management. Mr. Hager joined Genesis in 1992 as vice president and chief financial officer and was named senior vice president and chief financial officer in 1994. Mr. Hager has over 20 years experience in the healthcare industry including leading KPMG LLP's healthcare practice in Philadelphia. He holds a Bachelor of Arts degree in Economics from Dickinson College and a Master of Business Administration degree from Rutgers Graduate School of Management. Mr. Hager is a certified public accountant and a member of both the AICPA and PICPA.

Barbara J. Hauswald has served as senior vice president and treasurer since April 2000, and joined us as vice president and treasurer in April 1998. Prior to joining Genesis, Ms. Hauswald served as first vice president in the health care banking department of Mellon Bank N.A. Ms. Hauswald has over 16 years of commercial banking experience. She received a Bachelor of Science degree in Commerce in 1981 from the University of Virginia.

James V. McKeon has served as senior vice president and corporate controller of Genesis since April 2000. Mr. McKeon joined us in June 1994 as director of financial reporting and investor relations and served as vice president of finance and investor relations from November 1995 to April 1997. From April 1997 to April 2000, Mr. McKeon served as the vice president and corporate controller. From September 1986 until June 1994, Mr. McKeon was employed by KPMG LLP, most recently as Senior Manager. He received a Bachelor of Science degree in Accountancy from Villanova University in 1986. Mr. McKeon is a certified public accountant and a member of the AICPA and PICPA.

Richard Pell, Jr. has served as senior vice president-administration and chief compliance officer of us since April 1998. Mr. Pell oversees the following areas: human resources, law, government relations, public relations, staff development and corporate communications. Prior to joining Genesis, Mr. Pell was the director of the Veterans Affairs Medical Center in Martinsburg, West Virginia and chief of staff for the department of veterans affairs. He received a Bachelor of Science Degree in Economics from the University of Pennsylvania in 1970 and a Masters Degree in Health Care Administration from the Mt. Sinai School of Medicine, City University of New York in 1975.

Richard L. Castor has served as senior vice president and chief information officer since June 2001, chief technology officer since December 2000, and as president of HealthObjects, a wholly-owned software development company since March 1998. Prior to that time, Mr. Castor served as chief technology officer for Aetna for 2 years, chief information officer and vice president of MIS for U.S. Healthcare for 8 years, and director for several R&D and commercial information systems organizations for GlaxoSmithKline over a 10 year period. Mr. Castor received a Bachelor of Science degree in Computer Science from Denison University in 1977.

James W. Tabak, Esquire is senior vice president of human resources and oversees and directs the function of the human resource department including human resource planning, employment, training and development, labor relations, compensation, benefits and merit review system. Mr. Tabak joined us in January 1992 and has served as associate general counsel and vice president of human resources. His prior experience includes work as an associate counsel for The Mutual Benefit Life Insurance Company. He holds a Bachelor of Science degree in Political Science from the University of Pennsylvania and a law degree from The Boston University School of Law. Mr. Tabak is licensed to practice law in Pennsylvania, New York and New Jersey.

James J. Wankmiller, Esquire has served as senior vice president, general counsel and corporate secretary since April 2000. Mr. Wankmiller joined Genesis in October 1996 as vice president, general counsel. Prior to joining Genesis, he was vice president of law and corporate secretary for Geriatric & Medical Companies, Inc. Mr. Wankmiller received his Bachelor of Science degree from St. Joseph's University in 1976 and his Juris Doctorate degree from Villanova University School of Law in 1980. He is a member of the National Health Lawyers Association, the Pennsylvania Society of Healthcare Attorneys, the Pennsylvania Bar Association's In House Counsel and Health Care Law Committees, and the American Corporate Counsel Association - Delaware Valley Chapter. He also serves on the legal subcommittee of the American Health Care Association.

Reorganization

All of the executive officers were with us either prior to or during our Chapter 11 bankruptcy proceedings. Mr. Walker and Dr. Gerbino were members of our board of directors either prior to or during our Chapter 11 bankruptcy proceedings. See "Business - Reorganization" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SECTION 16 (A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16 (a) of the Exchange Act Requires Genesis' directors and executive officers and persons who own more than 10% of a registered class of Genesis' equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Genesis. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish Genesis with copies of all Section 16 (a) forms they file.

To Genesis' knowledge, based solely on review of the copies of such reports submitted to Genesis with respect to the fiscal year ended September 30, 2001, all Section 16 (a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11:  EXECUTIVE COMPENSATION

                                                                                     Long Term            All Other
                                                  Annual Compensation               Compensation        Compensation
                                                  -------------------               ------------        ------------
                                                                                                            (1)(6)
                                                                                                            ------

           Name and Position              Fiscal      Salary        Bonus              Option
            with the Company                Year     (2)(4)(5)    (7)(8)(9)          Awards (3)
            ----------------                ----     ---------    ----------         ----------

Michael R. Walker                           2001       $750,000       $883,813                -              $1,700
  Chairman and Chief                        2000        721,154              -                -               4,525
  Executive Officer                         1999        650,000              -          300,000              18,377
-------------------------------------------------------------------------------------------------------------------
Richard R. Howard                           2001       $500,000       $392,250                -                   -
  Vice Chairman                             2000        505,824              -                -               3,400
                                            1999        454,715              -          200,000              13,752
-------------------------------------------------------------------------------------------------------------------
David C. Barr                               2001       $500,000       $392,250                -              $1,700
  Vice Chairman                             2000        502,139              -                -               2,875
                                            1999        489,446              -          200,000              11,837
-------------------------------------------------------------------------------------------------------------------
George V. Hager, Jr.                        2001       $350,000       $274,875                -              $1,700
  Executive Vice President                  2000        356,637              -                -               2,275
  And Chief Financial Officer               1999        325,093              -           75,000               7,888
-------------------------------------------------------------------------------------------------------------------
Robert A. Smith                             2001       $232,281        $57,700                -             $76,219
  President,                                2000        187,872              -                -               8,561
  NeighborCare Pharmacy                     1999              -              -                -                   -
-------------------------------------------------------------------------------------------------------------------

(1) Represents our matching contribution under the 401(k) Retirement Plan and Non Qualified Retirement Plans, except otherwise noted.
(2) Includes compensation deferred under the 401(k) Retirement Plan, Execuflex Plan and other arrangements with us; does not include other payments made by us under the 401(k) Retirement Plan, Execuflex Plan and other arrangements with us.
(3) No options were granted by us during the fiscal year ended September 30, 2001 to any of our five most highly compensated executive officers. Does not include stock options Messrs. Walker, Howard, Barr and Hager forfeited in fiscal 2000.
(4) The 1999 annual salary compensation for Messrs. Howard and Barr were restated by $54,714 and $93,015, respectively as a result of an increase in compensation retroactive to April 11, 1999. These retroactive adjustments were deferred by Messrs. Howard and Barr under the Non Qualified Deferred Compensation Plan.
(5) The 2000 annual salary of Messrs. Howard, Barr and Hager include $91,439, $155,446 and $50,291, respectively of compensation deferred under the Non Qualified Deferred Compensation Plan.
(6) In addition to our matching contribution under the 401(k) Retirement Plan, Mr. Smith also received relocation and automobile compensation in 2001 of $72,195 and $ 2,908, respectively and automobile/transportation compensation of $8,238 in 2000.
(7) Includes performance bonuses for Messrs. Walker, Barr, Howard, and Hager of $71,000, $31,000, $31,000 and $22,000, respectively, and bankruptcy court approved emergence bonuses of $812,812, $361,250, $361,250, and $252,875, respectively.
(8) Mr. Walker deferred the receipt of his emergence bonus ($812,812) and the performance bonus ($71,000) into the Non Qualified Deferred Compensation Plan. Mr. Barr deferred the receipt of his emergence bonus ($361,250) and the performance bonus ($31,000) into the Non Qualified Deferred Compensation Plan. Mr. Hager deferred the receipt of 50% of his emergence bonus ($137,437) and 50% of his cash bonus ($11,000) into the Non Qualified Deferred Compensation Plan.
(9) Mr. Smith received a performance bonus and a bankruptcy court approved special recognition bonus in the amount of $32,500 and $25,200, respectively.

Directors Compensation

Each director who is not an employee of us receives an annual fee of $25,000 for serving as a director of us and $1,500 for each day during which he participates in a meeting of our board of directors and, if on a separate day, $1,000 for each day during which he participates in a meeting of a committee of our board of directors of which he is a member.

Employment Agreements

We entered into amended employment agreements, effective October 2, 2001, with Michael R. Walker as our chairman and chief executive officer, Richard R. Howard and David C. Barr as our vice chairmen and George V. Hager, Jr., as our executive vice president and chief financial officer. The agreements currently expire on October 2, 2004. Unless notice of non-renewal is given by two-thirds of the non-management members of the board of directors, the current terms of the agreements shall automatically extend an additional year beginning on the anniversary thereof in 2002. The annual base salaries of Messrs. Walker, Howard, Barr and Hager currently are $850,000, $500,000, $500,000 and $400,000, respectively, and are reviewable by our board of directors at least annually. The agreements may be terminated by us at any time for Cause (as defined) upon the vote of not less than two-thirds of the non-management membership of our board of directors. Each executive may terminate his employment agreement upon notice to us of the occurrence of certain events, including an election by us not to renew the term of the agreement, as described above. If an executive terminates his employment following a change in control, the executive is entitled to receive, among other things, accrued bonuses and severance pay three times the executive's termination base salary plus three times the executive's average incentive compensation award, subject to the terms of the employment agreement. Upon a change in control, stock options granted to the executive immediately and fully vest and restricted stock awarded to the executive immediately and fully vests. In the event that we terminate the executive's employment agreement without Cause, or the executive terminates his employment agreement as described in the preceding sentence, the executive is entitled to severance compensation equal to three years base salary plus the cash bonuses granted during such period. If an executive becomes disabled, he will continue to receive all of his compensation and benefits so long as such period of disability does not exceed 6 consecutive months or shorter periods aggregating 6 months in any 12 month period. Each employment agreement also contains provisions that are intended to limit the executive from competing with us throughout the term of the agreement and for a period of two years thereafter.

We have employment contracts with other key executives. The terms of the contracts consider base compensation, incentive compensation, severance, and non-compete provisions. The contracts expire over periods from July 1, 2002, to October 31, 2003.

Restricted Stock Grants

On October 2, 2001, the Board of Directors authorized the Successor Company to issue 750,000 restricted shares of the Successor Company common stock to 43 of its senior officers. These shares will vest and will be issued quarterly over a five year period, commencing on January 1, 2002 and ending on October 1, 2006.

Stock Option Plans

Pursuant to the terms of the Plan, shares of our common were canceled. Consequently, unexercised stock options of Amended and Restated Stock Option Plan and the 1998 Non-Qualified Employee Stock Option Plan were also canceled and the related plans ceased to exist. Set forth below is a summary of certain significant provisions of our 2001 Stock Option Plan (the "2001 Plan").

The purpose of the 2001 Plan is to provide additional incentive to officers, other key employees, and directors of, and important consultants to us and each present or future parent or subsidiary corporation, by encouraging them to invest in shares of our new common stock, par value $0.02 and thereby acquire a proprietary interest in us and an increased personal interest in our continued success and progress.

The aggregate number of shares of our common stock which may be issued under this 2001 Plan is 3,480,000 of which 3,305,000 shares may be issued to non-directors and 175,000 shares may be issued solely to directors. Notwithstanding the foregoing, in the event of any change in the outstanding shares of the common stock of us by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what our compensation committee of the board of directors (the "Committee") deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the 2001 Plan shall be appropriately adjusted in a manner determined in the sole discretion of the Committee. Reacquired shares of our common stock, as well as unissued shares, may be used for the purpose of the 2001 Plan. Our common stock subject to options which have terminated unexercised, either in whole or in part, shall be available for future options granted under the 2001 Plan. As of November 15, 2001, 2,680,000 stock options have been awarded of which 2,505,000 stock options were awarded to employees and 175,000 stock options were awarded to non-employee directors.

All officers and key employees of the Company and of any present or future Company parent or subsidiary corporation are eligible to receive an option or options under this 2001 Plan. All directors of, and important consultants to us and of any of our present or future parent or subsidiary corporation are also eligible to receive an option or options under this 2001 Plan. The individuals who receive an option or options shall be selected by the Committee, in its sole discretion unless otherwise stipulated in the 2001 Plan. No individual may receive options under this 2001 Plan for more than 80% of the total number of shares of the our common stock authorized for issuance under this 2001 Plan.

Options Granted

No options were granted by the Company during the fiscal year ended September 30, 2001 to any of the five most highly compensated executive officers of Genesis. All outstanding options were cancelled as a result of the Plan.

Special Recognition Program

On September 5, 2000, we obtained Bankruptcy Court approval for a special recognition program (the "SRP"). The SRP was established to enhance our ability to reward and retain certain key employees during the reorganization.

Cash payments under the SRP were paid out over four payments on the participant's first pay day following September 30, 2000, December 31, 2000, May 31, 2001 and on a date following our emergence from bankruptcy. The aggregate cost of the cash payments under the SRP was approximately $11,200,000. Messrs. Walker, Howard, Barr and Hager were not participants of the SRP.

Non Qualified Deferred Compensation Plans

Effective April 1, 2001 we adopted the Genesis Health Ventures, Inc. Deferred Compensation Plan (the "Non Qualified Deferred Compensation Plan") for a select group of management and / or Highly Compensated employees, as such term is defined in the Internal Revenue Service Code (the "Code"), which allows them to defer receipt of compensation and supplement retirement savings under the Genesis Health Ventures, Inc. Retirement Plan. In October of 2001, the Non Qualified Deferred Compensation Plan was amended and made available to all highly compensated employees as defined by the IRS (in calendar 2002, employees whose base salary meets or exceeds $90,000).

Beginning January 1, 2002, eligible employees will be permitted to defer up to 50% of their base salary and up to 100% of their incentive compensation bonus each year on a pre-tax basis. Participants will be able to select from several fund choices and their Plan account will raise or decline in value in accordance with the performance of the funds they have selected.

In November 1991, we adopted the Execuflex Plan. All Genesis employees that were Highly Compensated, as such term is defined in the Code, were entitled to participate in the Execuflex Plan. Pursuant to the terms of the Execuflex Plan, an eligible employee could authorize us to reduce his / her base compensation or bonuses and credit such amounts to a retirement account, education account or fixed period account. A company matching contribution was based on years of service. In April 2000, the Execuflex Plan was liquidated and all eligible participant balances were distributed.

Retirement Plan

On January 1, 1989, we adopted an employee Retirement Plan which consists of a 401(k) component and a profit sharing component. The Retirement Plan, which is intended to be qualified under Sections 401(a) and (k) of the Code, is a cash deferred profit-sharing plan covering all of our employees (other than certain employees covered by a collective bargaining agreement) who have completed at least 1,000 hours of service and twelve months of employment. Effective January 1, 2000, under the 401(k) component, each eligible employee may elect to contribute a portion of his current compensation up to the lesser of $10,500 (or the maximum then permitted by the Code) or 15% (or for highly compensated employees, 4%) of such employee's annual compensation. We may make a matching contribution in cash, stock or other property as determined by the board of directors each year. The board of directors may establish this contribution at any level each year, or may omit such contribution entirely. An employee's eligibility for a matching contribution is contingent upon his employment on the last day of the calendar year. Our match since January, 1995 has been based on years of service. An employee who has completed six years of service is matched $0.75 per $1.00 of contribution up to 4% of his salary. Therefore, if this employee contributes 4% or more of his salary, the Company contributes 3% of his salary. If the employee contributes less than 4%, we contribute $0.75 per $1.00 of contribution. If an employee has not completed six years of service, or is considered a highly compensated employee (as such term is defined in the Code), he is matched $0.50 per $1.00 of contribution up to 2% of his salary. Under the profit sharing provisions of the Retirement Plan, we may make an additional employer contribution in cash, Company stock or other property as determined by the board of directors each year. The board of directors may establish this contribution at any level each year, or may omit such contribution entirely. Profit sharing contributions are allocated among the accounts of participants in the proportion that their annual compensation bears to the aggregate annual compensation of all participants.

An employee's eligibility for profit sharing contribution is contingent upon a service requirement of a minimum of 1,000 hours and employment on the last day of the calendar year. All employee contributions to the Retirement Plan are 100% vested. Our contributions are vested in accordance with a schedule that generally provides for vesting after five years of service with us (any non-vested amounts that are forfeited by participants are used to reduce the following year's contribution by us). Distribution of benefits normally will commence upon the participant's reaching age 65 (or, if earlier, upon the participant's death, disability, or termination of employment). Payment of Retirement Plan benefits will generally be made in a lump sum unless an alternative equivalent form of benefit is elected. Certain special rules apply to the distribution of benefits to participants for whom the Retirement Plan has accepted a transfer of assets from another tax-qualified pension plan.

Senior Executive Stock Ownership Program and Executive Loans

In December, 1997 the board of directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of our senior executive employees were required to own shares of our common stock having a market value based upon a multiple of the executive's salary. Each executive was required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, we were authorized to lend funds to one or more of the senior executive employees for his or her purchase of our common stock. As of September 30, 2001, we had outstanding loan and accrued interest balances of approximately $3,200,000 from the senior executives. The note agreements were amended in fiscal 2000 to adjust the interest rate to 8% simple interest. Previously, the loans accrued interest based on the market rate at the date of the loan initiation.

On February 23, 2001, the U.S. Bankruptcy Court ordered that the remaining loans be forgiven on the first anniversary of our emergence from bankruptcy. Therefore, effective October 2, 2002, these loans will be forgiven and we will hold the executives harmless for all and any of the tax consequences resulting from the forgiveness of the loans.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock as of November 15, 2001 for:

      o each person who we know owns beneficially more than 5% of our common stock,

      o   each of our most highly compensated executive officers;

      o   each of our directors; and

      o   all of our executive officers and directors as a group.

Unless otherwise noted below, and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised within 60 days after November 15, 2001. For purposes of calculating each person's or group's percentage ownership, stock options and warrants exercisable within 60 days after November 15, 2001 are included for that person or group but not the stock options and warrants of any other person or group.

All addresses for the executive officers and directors are c/o Genesis Health Ventures, Inc., 101 East State Street, Kennett Square, Pennsylvania 19348.

Beneficial ownership, as set forth in the regulations of the SEC, includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after November 15, 2001. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

-------------------------------------------------------------------------------------------------------------
                                                                 Shares of Common               Percent of
                                                                Stock Beneficially             Common Stock
                                                                      Owned                        Owned
-------------------------------------------------------------------------------------------------------------
Goldman Sachs Group. (1), (2)
85 Broad Street
New York, NY   10004                                               7,173,461                      17.69%
-------------------------------------------------------------------------------------------------------------
James H. Bloem                                                        25,000                         *
-------------------------------------------------------------------------------------------------------------
Edwin M. Crawford                                                     25,000                         *
-------------------------------------------------------------------------------------------------------------
James D. Dondero                                                      25,000                         *
-------------------------------------------------------------------------------------------------------------
Robert H. Fish                                                        25,000                         *
-------------------------------------------------------------------------------------------------------------
Dr. Philip P. Gerbino                                                 25,000                         *
-------------------------------------------------------------------------------------------------------------
Joseph A. LaNasa III                                               7,173,461                      17.69%
-------------------------------------------------------------------------------------------------------------
James E. Dalton, Jr.                                                  25,000                         *
-------------------------------------------------------------------------------------------------------------
Michael R. Walker                                                       -                            -
-------------------------------------------------------------------------------------------------------------
David C. Barr                                                           -                            -
-------------------------------------------------------------------------------------------------------------
Richard R. Howard                                                       -                            -
-------------------------------------------------------------------------------------------------------------
George V. Hager, Jr.                                                    -                            -
-------------------------------------------------------------------------------------------------------------
Robert A. Smith                                                         -                            -
-------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (26 persons)       7,323,461                      18.06%
-------------------------------------------------------------------------------------------------------------

* Less than one percent.

(1) Goldman Sachs & Company is a wholly owned subsidiary of The Goldman Sachs Group. Goldman Sachs & Co.'s direct beneficial ownership consist of (a) 6,433,167 shares of new common stock, (b) 362,127 additional shares which may be acquired upon the exercise of warrants and (c) 71,799 shares of convertible preferred stock which are convertible into 353,167 shares of new common stock. Joseph A. LaNasa III, a vice president of Goldman Sachs Co., is a member of the successor company's board of directors and was granted 25,000 shares of stock options in the successor company. Mr. LaNasa has an understanding with Goldman Sachs Group pursuant to which he holds the options for the benefit of the Goldman Sachs Group.

(2) Goldman Sachs & Co. currently owns 15.525% of issued stock warrants. The remaining stock warrants to be issued will increase their ownership in warrants by an additional 345,741 shares.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Senior Executive Officer Stock Ownership Plan at September 30, 2001, Genesis had loans outstanding to Messrs. Howard, Barr, Hager and Rubinger in the principal amounts of $646,889, $820,962, $624,244 and $492,812, respectively. On February 23, 2001, the U.S. Bankruptcy Court ordered that the remaining loans be forgiven on the first anniversary of our emergence from bankruptcy. Therefore, effective October 2, 2002, these loans will be forgiven and we will hold the executives harmless for all and any of the tax consequences resulting from the forgiveness of the loans.

Michael R. Walker is chairman of the board for the real estate investment trust ElderTrust. ElderTrust leases 19 eldercare centers to Genesis at an annual lease cost of approximately $16,863,000. A majority of ElderTrust's owned real estate was formerly owned by Genesis and sold to ElderTrust in sale lease back transactions. Genesis leases office space to Elder Trust at an annual rate of $46,000. On January 31, 2001, we reached an agreement to restructure their relationship. The agreement encompasses, among other things, the resolution of leases and mortgages for 33 properties operated by us either directly or through joint ventures. Under its agreement, Genesis assumed the ElderTrust leases subject to certain modifications, including a reduction in our annual lease expense of $745,000; extended the maturity and reduced the principal balances for three assisted living properties by $8,500,000 by satisfaction of an ElderTrust obligation of like amount and acquired a building currently leased from ElderTrust, which is located on the campus of one of our skilled nursing facilities, for $1,250,000. In addition, we sold three owned assisted living properties that are mortgaged to ElderTrust for principal amounts totaling $19,500,000 in exchange for the outstanding indebtedness. ElderTrust will lease the properties back to us under a new ten year lease with annual rents of $791,561. Mr. Walker abstains from voting on all board of director resolutions involving any of our matters with any ElderTrust entity.

Mr. Joseph A. LaNasa III is an elected member of our board of directors. In this capacity, he will participate and have the opportunity to vote on matters that are presented to our board of directors. Mr. LaNasa is employed by Goldman Sachs Co. as a vice president. Mr. LaNasa has acquired stock options that were granted under our 2001 Stock Option Plan. He has an understanding with the Goldman Sachs Group pursuant to which he holds the options for the benefit of the Goldman Sachs Group. The Goldman Sachs Group beneficially owns 17.69% of the company's common stock.

Mr. Glenn Adrian is president of our Allegheny Region. The Allegheny Region, headquarted in Morgantown, West Virginia, oversees management of eldercare centers in West Virginia, western Pennsylvania, Illinois and Wisconsin. Mr. Adrian is also a principal owner of Glenmark Holding LLC that leases real estate to us and our subsidiary companies. Approximately 18,000 square feet of office space and 16,000 square feet of warehouse space are leased to us at a total annual cost of approximately $502,000. The leases expire in December, 2004.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Genesis Health Ventures, Inc. and Subsidiaries are filed as part of this Form 10-K in Item 8:

                  Independent Auditors' Report
                  Consolidated Balance Sheets as of September 30, 2001
                     (Successor Company) and 2000 (Predecessor Company)
                  Consolidated Statements of Operations for the years ended
                     September 30, 2001, 2000 and 1999 (Predecessor Company)
                  Consolidated Statements of Shareholders' Equity (Deficit) for
                     the years ended September 30, 2001, 2000 and 1999 (Predecessor Company)
                  Consolidated Statements of Cash Flows for the years ended
                     September 30, 2001, 2000 and 1999 (Predecessor Company)
                  Notes to Consolidated Financial Statements

 (a)(2)  Schedule

              Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2001, 2000 and 1999. Schedule II is included herein on page 120. All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

         No.      Description

         2.1(1) Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc. (the "Company"), The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Services, Inc., Care4 L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.

         2.2(1) Asset Purchase Agreement dated October 11, 1997 among the Company, The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc., and Total Rehabilitation Centers, L.L.C.

         2.3(1) Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp., the Company, and the Multicare Companies, Inc.

         2.4(2) Agreement and Plan of Merger, dated as of April 26, 1998, by and among the Company, V Acquisition Corp. and Vitalink Pharmacy Services, Inc.

         2.5(3) Amendment Number One, dated as of July 7, 1998, to the Agreement and Plan of Merger, dated as of April 26, 1998, by and among the Company, V Acquisition Corp. and Vitalink Pharmacy Services, Inc.

         2.6 Agreement and Plan of Merger by and among the Company, Multicare Acquisition Corp., and Genesis Eldercare Corp. dated October 2, 2001.

         2.7(4) Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 6, 2001.

         2.8(5) Technical Amendments to Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated August 27, 2001.

         2.9(5) Amendments to Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated to comply with opinion on confirmation dated September 13, 2001.

         2.10(6) Asset Purchase Agreement dated September 24, 2001, by and among, Mariner Post-Acute Network, Inc. ("MPAN"), Mariner Health Group, Inc. ("MHG"), certain corporate entities related to MPAN and MHG, the Company and NeighborCare Pharmacy Services, Inc.

         3.1 The Company's Amended and Restated Articles of Incorporation, as filed with the Secretary of the Commonwealth of Pennsylvania on October 2, 2001.

         3.2      The Company's Amended and Restated Bylaws.

         4.1(7)   Specimen of Common Stock Certificate.

         4.2(8) Specimen of the Company's First Mortgage Bonds (Series A) due 2007.

         4.3(9) Indenture of Mortgage and Deed of Trust, dated as of September 1, 1992, by and among the Company, Delaware Trust Company and Richard N. Smith.

         4.4      Form of Warrant (included in Exhibit 10.23).

         4.5 Certificate of Designation of the Series A Convertible Preferred Stock (included in Exhibit 3.1).

         4.6 Indenture for Second Priority Secured Notes due 2007 dated as of October 2, 2001 between the Company, as issuer, the Guarantors, and the Bank of New York, as Trustee.

         +10.1(10) The Company's Employee Retirement Plan, adopted January 1,
                   1989, as amended and related Retirement Plan Trust Agreement.

         +10.2(8)  The Company's Incentive Compensation Program.

         +10.3(11) Lease, dated as of January 5, 1989, as amended, by and between Towson Building Associates Limited Partnership and Meridian Healthcare, Inc.

         +10.4(11) Sublease, dated as of November 30, 1993, by and between Meridian Healthcare, Inc. and Fairmount Associates, Inc.

         +10.5(12) Agreement to Purchase Partnership Interests, dated as of
                   March 1 1996, by and among Meridian Health, Inc., Fairmont ssociates, Inc. and MHC Holding Company.

         10.6(13) Letter Agreement, dated as of June 16, 1997, between the Company and Sterns Associates.

         10.7(14) Master Agreement for Infusion Therapy Products and Services, dated June 1, 1991.

         10.8(15) Amendment to the Master Agreement for Infusion Therapy Products and Services, as amended on September 19, 1997 and April 26, 1998.

         10.9(14) Master Pharmacy Consulting Agreement, dated as of June 1, 1991 and amended on September 19, 1997 and April 26, 1998.

         10.10(15) Amendment to the Master Pharmacy Consulting Agreement, dated as of May 31, 1991 amended on September 19, 1997 and
                   April 26, 1998.

         10.11(14) Amendment to the Master Pharmacy Services Consulting
                   Agreement, as amended on September 19, 1997 and April 26,
                   1998.

         10.12(14) Master Agreement for Pharmacy Services, dated as of June 1,
                   1991 and amended on September 19, 1997 and April 26, 1998.

         10.13(15) Amendments to the Master Agreement for Pharmacy Services, as amended on September 19, 1997 and April 26, 1998.

         10.14(16) Fourth Amended and Restated Credit Agreement, dated as of
                   August 20, 1999, by and among the Company, the Subsidiaries of the Company referred to on the signature pages thereto (and such other subsidiaries of the Company which may from time to time become Borrowers thereunder in accordance with the provisions thereof) (collectively with Genesis, the "Borrowers"), the Lenders referred to on the signature pages thereto (together with other lenders parties thereto from time to time, and their successors and assigns, the "Lenders"), Mellon Bank, N.A., a national banking association as issuer of Letters of Credit thereunder (in such capacity, together with its successors and assigns in such capacity, the "Administrative Agent"), Citicorp USA, Inc. as Syndication Agent, First Union National Bank, a national banking association as Documentation Agent, and Bank of America, N.A. (as successor to NationsBank, N.A. and Bank of America, NT&SA), a national banking association as Syndication Agent.

         10.15(17) Forbearance Agreement, dated as of March 20, 2000, among
                   Genesis Health Ventures, Inc., certain Subsidiaries thereof, Mellon Bank, N.A. as Administrative Agent, Issuer of Letters of Credit, Collateral Agent and Synthetic Lease Facility Agent, Citicorp USA, Inc. as Syndication Agent, First Union National Bank as Documentation Agent, Bank of America, N.A. as Syndication Agent, and the Lenders and Secured Parties.

         10.16(18) Revolving Credit and Guaranty Agreement, dated as of June 22,
                   2000, among Genesis Health Ventures, Inc., a
                   Debtor-in-Possession under Chapter 11 of the Bankruptcy Code as Borrower and Mellon Bank, N.A. as Administrative Agent and Arranger, First Union National Bank as Syndication Agent and Goldman Sachs. Credit Partners, L.P., as Documentation Agent.

         +10.17    2001 Stock Option Plan.

         +10.18 Employment Agreement between the Company and Michael R. Walker dated as of October 2, 2001.

         +10.19 Employment Agreement between the Company and George V. Hager, Jr. dated as of October 2, 2001.

         +10.20 Employment Agreement between the Company and Richard R. Howard dated as of October 2, 2001.

         +10.21 Employment Agreement between the Company and David C. Barr dated as of October 2, 2001.

         +10.22 Employment Agreement between the Company and Robert A. Smith dated as of July 2, 2001 and the amendment thereto dated October 2, 2001.

         10.23 Warrant Agreement by and between the Company and Mellon Investor Services LLC as Warrant Agent dated as of October 2, 2001.

         10.24 Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company's Common Stock.

         10.25 Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company's Second Priority Secured Notes due 2007.

         10.26(19) Second Amendment and Waiver, dated as of February 14, 2001, to the Revolving Credit and Guarantee Agreement, dated as of June 22, 2000, among the Company and certain of its lenders.

         10.27(20) Third Amendment, dated as of June 29, 2001, to the Revolving
                   Credit and Guaranty Agreement, dated as of June 22, 2000, among the Company and certain of its lenders.

         10.28 Credit, Security, Guaranty and Pledge Agreement, dated as of October 2, 2001, among the Company, the Guarantors, the Lenders, First Union Securities, Inc., as Co-Lead Arranger, Goldman Sachs Credit Partners L.P., as Co-Lead Arranger and Syndication Agent, First Union National Bank, as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Collateral Monitoring Agent and Co-Documentation Agent and CitiCorp USA, Inc., as Co-Documentation Agent.

         21        Subsidiaries of the Company

--------------------------


+ Management contract or compensatory plan or arrangement.

1) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 10, 1997.
2) Incorporated by reference to the Company's Registration Statement on Form S-4, filed on June 30, 1998 (File No. 333-58221).
3) Incorporated by reference to the Company's Amendment No. 1 to Form S-4 filed July 28, 1998 (333-58221).
4) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 19, 2001.
5) Incorporated by reference to the Company's Form T-3 filed on September 18, 2001.
6) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2001.
7) Incorporated by reference to the Company's Form 8-A12G filed on October 2, 2001.
8) Incorporated by reference to the Company's Registration Statement on Form S-1, dated September 4, 1992 (as amended) (Registration No. 33-51670).
9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
10) Incorporated by reference to the Company's Registration Statement on Form S-1, dated June 19, 1991 (Registration No. 33-40007).
11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and filed on May 15, 1996.
13) Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D-1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997. 14) Incorporated by reference to Vitalink Pharmacy Services, Inc's. Registration Statement on Form S-1/A, dated February 29, 1992 (File No. 33-43261).
15) Incorporated by reference to Vitalink Pharmacy Services, Inc's. Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (File No. 001-12729) and filed on August 31, 1998.
16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1999 and filed on September 15, 1999.
17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and filed on May 15, 2000.
18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and filed on August 21, 2000.
19) Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended December 31, 2000 and filed on March 22, 2001.
20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and filed on August 18, 2001.

(b)      Reports on Form 8-K

              On October 4, 2001, the Company filed a Report on Form 8-K reporting the Company's emergence from Chapter 11 Bankruptcy pursuant to the terms of the Plan.

              On October 9, 2001, the Company filed a Report on Form 8-K reporting that a subsidiary of the Company entered into an asset purchase agreement to acquire substantially all of the assets of American Pharmaceutical Services, Inc., subject to certain contingencies.

Genesis Health Ventures, Inc. and Subsidiaries
Independent Auditors' Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.:

Under date of December 19, 2001, we reported on the consolidated balance sheet of Genesis Health Ventures, Inc. and subsidiaries (the "Company") as of September 30, 2001 (Successor Company) and the accompanying consolidated balance sheet of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 2000 and related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 2001 (Predecessor Company), as contained in the Genesis Health Ventures, Inc. annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities effective October 1, 1999.

The audit report on the consolidated financial statements of the Company referred to above contains an explanatory paragraph that states that on October 2, 2001 the Company consummated a Joint Plan of Reorganization (the "Plan") which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change in ownership of the Predecessor Company and, accordingly, effective September 30, 2001 the Company accounted for the change in ownership through "fresh-start" reporting. As a result, the consolidated information prior to September 30, 2001 is presented on a different cost basis than that as of September 30, 2001 and, therefore, is not comparable.



                                                         KPMG LLP

Philadelphia, Pennsylvania
December 19, 2001



                                                                                                        Schedule II
                                                    Genesis Health Ventures, Inc.
                                                  Valuation and Qualifying Accounts
                                            Years Ended September 30, 2001, 2000 and 1999
                                                            (in thousands)



                                                                                      Charged to
                                                     Balance at                         Other                         Balance
                                                    Beginning of      Charged to       Accounts        Deductions    at End of
Description                                            Period         Operations          (1)             (2)         Period
------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 2001
Allowance for Doubtful Accounts                       $78,020           49,901          12,509           57,305       $83,125
Year Ended September 30, 2000
Allowance for Doubtful Accounts                       $86,067           45,226          13,466           66,739       $78,020
Year Ended September 30, 1999
Allowance for Doubtful Accounts                       $73,719           54,061           1,500           43,213       $86,067



(1) - In fiscal 2001, represents a reclassification of amounts previously reported as a direct reduction to trade receivables, rather than an allowance for doubtful accounts. In fiscal 2000, includes $18,494,000 representing the beginning of period balance of the Multicare Companies, Inc. Beginning October 1, 2000, Genesis changed its method of accounting for Multicare from the equity method of accounting to the consolidation method of accounting.
(2) - Represents amounts written off as uncollectible

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on December 28, 2001 by the undersigned duly authorized.

                            Genesis Health Ventures, Inc.
                            By:
                            /s/  George V. Hager, Jr.
                            -----------------------------------
                            George V. Hager, Jr.,
                            Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 28, 2001.

Signature                                          Capacity

/s/  Michael R. Walker
------------------------------------
Michael R. Walker                                  Chairman and Chief Executive
                                                   Officer (Principal Executive
                                                   Officer

/s/  James H. Bloem
------------------------------------
James H. Bloem                                     Director

/s/  Edwin M. Crawford
------------------------------------
Edwin M. Crawford                                  Director

/s/  James E. Dalton, Jr.
------------------------------------
James E. Dalton, Jr.                               Director

/s/  James D. Dondero
------------------------------------
James D. Dondero                                   Director

/s/  Robert H. Fish
------------------------------------
Robert H. Fish                                     Director

/s/  Dr. Philip P. Gerbino
------------------------------------
Dr. Philip P. Gerbino                              Director

/s/  Joseph A. La Nasa III
------------------------------------
Joseph A. LaNasa III                               Director

/s/  George V. Hager, Jr.
------------------------------------
George V. Hager, Jr.                               Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)