Form 10-Q
period 2001-12-31
GENESIS HEALTH VENTURES INC /PA
filed 2002-02-14
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       or

 ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                        Commission File Number: 000-33217




                          GENESIS HEALTH VENTURES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Pennsylvania                              06-1132947
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                              101 East State Street
                       Kennett Square, Pennsylvania 19348
--------------------------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                                 (610) 444-6350
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days.

                              YES [x]    NO [ ]

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              YES [x]    NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 8, 2002: 39,764,798 shares of common stock issued and 1,366,221 are to be issued in connection with a plan confirmed by a court.

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS..........................................2


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements.............................................................3

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................25

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................................26

         Item 2.  Changes in Securities...........................................................27

         Item 3.  Defaults Upon Senior Securities.................................................27

         Item 4.  Submission of Matters to a Vote of Security Holders.............................27

         Item 5.  Other Information...............................................................27

         Item 6.  Exhibits and Reports on Form 8-K................................................27


SIGNATURES........................................................................................28


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements;

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


These risks are described in more detail in our Annual Report on Form 10-K.

                                                  Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          Genesis Health Ventures, Inc. and Subsidiaries
                                         Unaudited Condensed Consolidated Balance Sheets
                                         (in thousands, except share and per share data)

                                                                                   Successor Company         Successor Company
--------------------------------------------------------------------------------------------------------------------------------
                                                                                      December 31,              September 30,
                                                                                         2001                      2001
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
          Cash and equivalents                                                        $    60,077              $    32,139
          Restricted investments in marketable securities                                  57,316                   51,625
          Accounts receivable, net of allowance for doubtful accounts                     398,654                  399,816
          Inventory                                                                        66,806                   65,222
          Prepaid expenses and other current assets                                        33,801                   35,753
--------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                  616,654                  584,555
--------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                        831,714                  822,740
Notes receivable and other investments                                                     16,456                   14,539
Other long-term assets                                                                     44,664                   45,698
Investments in unconsolidated affiliates                                                   12,824                   12,504
Identifiable intangible assets, net                                                        31,418                   33,591
Goodwill, net                                                                             313,452                  320,953
--------------------------------------------------------------------------------------------------------------------------------
                    Total assets                                                      $ 1,867,182              $ 1,834,580
================================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
          Current installments of long-term debt                                      $    10,734              $    41,241
          Accounts payable and accrued expenses                                           250,466                  244,799
--------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                             261,200                  286,040
--------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                            643,305                  603,268
Deferred income taxes                                                                       1,310                        -
Other long-term liabilities                                                                61,263                   65,677
Minority interest                                                                           6,396                    2,137
Redeemable preferred stock, including accrued dividends                                    43,230                   42,600

Shareholders' equity:
          Common stock, par $.02, 200,000,000 shares authorized,
              39,671,279 shares issued and outstanding at December 31,
              and September 30, 2001; and 1,366,221 and 1,328,721 shares
              to be issued at December 31, and September 30, 2001, respectively               820                      820
          Additional paid-in capital                                                      832,710                  832,710
          Retained earnings                                                                16,735                    1,136
          Accumulated other comprehensive income                                              213                      192
--------------------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity                                            850,478                  834,858
--------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity                        $ 1,867,182              $ 1,834,580
================================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                          Genesis Health Ventures, Inc. and Subsidiaries
                                     Unaudited Condensed Consolidated Statements of Operations
                                          (in thousands, except share and per share data)

                                                                                 Successor Company      |     Predecessor Company
                                                                                Three months ended      |      Three months ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,         |         December 31,
                                                                                       2001             |             2000
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues:                                                                                           |
        Inpatient services                                                           $  354,010         |         $  333,699
        Pharmacy and medical supply services                                            273,394         |            255,574
        Other revenue                                                                    42,090         |             39,746
-----------------------------------------------------------------------------------------------------------------------------------
             Total net revenues                                                         669,494         |            629,019
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        |
Operating expenses:                                                                                     |
        Salaries, wages and benefits                                                    293,464         |            273,196
        Cost of sales                                                                   162,646         |            151,370
        Other operating expenses                                                        151,842         |            144,435
Gain on sale of eldercare center                                                              -         |             (1,770)
Depreciation and amortization                                                            15,794         |             26,926
Lease expense                                                                             6,835         |              9,405
Interest expense (contractual interest for the                                                          |
     three months ended December 31, 2000 was $61,752)                                   13,059         |             34,154
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before debt restructuring and reorganization costs, income taxes,                         |
     equity in net income (loss) of unconsolidated                                                      |
     affiliates and minority interest                                                    25,854         |             (8,697)
Debt restructuring and reorganization costs                                                   -         |             14,209
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes, equity in net income (loss)                                          |
     of unconsolidated affiliates and minority interest                                  25,854         |            (22,906)
Income taxes                                                                             10,083         |                  -
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in net income (loss) of unconsolidated affiliates                           |
   and minority interest                                                                 15,771         |            (22,906)
Equity in net income (loss) of unconsolidated affiliates                                    615         |               (216)
Minority interest                                                                          (157)        |              1,811
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                        16,229         |            (21,311)
Preferred stock dividends                                                                   630         |             11,500
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                                  $   15,599         |         $  (32,811)
===================================================================================================================================
Per common share data:                                                                                  |
        Basic                                                                                           |
           Net income (loss)                                                         $     0.38         |         $    (0.67)
           Weighted average shares                                                   41,037,500         |         48,641,194
-----------------------------------------------------------------------------------------------------------------------------------
        Diluted                                                                                         |
           Net income (loss)                                                         $     0.37         |         $    (0.67)
           Weighted average shares                                                   42,108,032         |         48,641,194
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                          Genesis Health Ventures, Inc. and Subsidiaries
                                     Unaudited Condensed Consolidated Statements of Cash Flows
                                                          (in thousands)

                                                                                  Successor Company     |    Predecessor Company
                                                                                 Three months ended     |    Three months ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,       |       December 31,
                                                                                        2001            |             2000
-----------------------------------------------------------------------------------------------------------------------------------
      Cash flows from operating activities:                                                             |
             Net income (loss)                                                       $ 16,229           |         $ (21,311)
             Net charges included in operations not requiring funds                    34,380           |            45,483
             Changes in assets and liabilities:                                                         |
                     Accounts receivable                                               (6,329)          |           (19,251)
                     Accounts payable and accrued expenses                             28,103           |            (5,348)
                     Other, net                                                         1,295           |            (2,313)
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities before debt                            |
                     restructuring and reorganization costs                            73,678           |            (2,740)
----------------------------------------------------------------------------------------------------------------------------
             Cash paid for debt restructuring and reorganization costs                (25,974)          |           (11,392)
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities                       47,704           |           (14,132)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        |
      Cash flows from investing activities:                                                             |
             Net purchases of restricted marketable securities                         (5,669)          |            (3,111)
             Proceeds from sale of eldercare center                                         -           |             7,010
             Capital expenditures                                                     (10,821)          |           (11,564)
             Purchase of eldercare centers                                            (10,453)          |                 -
             Notes receivable and other investments, and                                                |
                other long-term asset additions, net                                   (2,354)          |            (2,081)
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                    (29,297)          |            (9,746)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        |
      Cash flows from financing activities:                                                             |
             Net borrowings under working capital revolving credit facilities               -           |            21,500
             Repayment of long-term debt and payment of sinking fund requirements     (23,469)          |              (694)
             Proceeds from issuance of long-term debt                                  33,000           |                 -
----------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                  9,531           |            20,806
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        |
      Net increase (decrease) in cash and equivalents                                  27,938           |            (3,072)
      Cash and equivalents:                                                                             |
             Beginning of period                                                       32,139           |            22,948
----------------------------------------------------------------------------------------------------------------------------
             End of period                                                           $ 60,077           |          $ 19,876
============================================================================================================================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 Genesis Health Ventures, Inc. and Subsidiaries
         Notes To Unaudited Condensed Consolidated Financial Statements

1. Business

Genesis Health Ventures, Inc. and its subsidiaries ("Genesis" or the "Company") provides a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. The Company's operations are comprised of two primary business segments: inpatient services and pharmacy and medical supply services. Inpatient services are provided through a network of skilled nursing and assisted living centers. Pharmacy and medical supply services are provided through long-term care pharmacies serving approximately 254,000 institutional beds; medical supply and home medical equipment distribution; community-based pharmacies and infusion therapy services. These segments are complemented by an array of other service capabilities through the Genesis ElderCare(R) delivery model of integrated healthcare networks.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.


The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments consisting of normal recurring accruals and, from June 22, 2000 (the "Petition Date") to September 30, 2001, all adjustments pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") for a fair presentation of the financial position and results of operations for the periods presented. Also in accordance with the provisions of SOP 90-7, the unaudited condensed consolidated balance sheets include all necessary adjustments incorporating the provisions of fresh-start reporting at September 30, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.


3. Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh-start reporting effective September 30, 2001 (see "Footnote 4 - Reorganization"), the financial information presented in the unaudited condensed consolidated statement of operations and the corresponding statements of cash flows for the three months ended December 31, 2001 are generally not comparable to the financial results for the three months ended December 31, 2000. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of fresh-start reporting, while those labeled "Successor Company" refer to periods following the Company's reorganization.


The lack of comparability in the accompanying unaudited condensed consolidated financial statements is most apparent in the Company's capital costs (lease, interest, depreciation and amortization), as well as with income taxes, minority interests, debt restructuring and reorganization costs, and preferred dividends. Management believes that business segment operating revenues and operating expenses of the Predecessor Company are generally comparable to those of the Successor Company.


4. Reorganization

Background.

On June 22, 2000, Genesis and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, The Multicare Companies, Inc. and certain of its direct and indirect subsidiaries ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires).

Genesis and Multicare's financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on Genesis and Multicare's cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors adversely affected Genesis and Multicare's cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, Genesis and Multicare were too highly leveraged to service their debt, including their long-term lease obligations.

On October 2, 2001, (the "Effective Date"), Genesis and Multicare consummated a joint plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the "Reorganization") pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the Plan proposed by Genesis and Multicare. The principal provisions of the Plan were as follows:

o Multicare became a wholly-owned subsidiary of Genesis. Genesis previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare(R) brand name;
o New senior notes, new convertible preferred stock, new common stock and new warrants were issued to Genesis and Multicare's creditors. Approximately 93% of the Successor Company's new common stock, $242.6 million in new senior notes and new preferred stock with a liquidation preference of $42.6 million were issued to the Genesis and Multicare senior secured creditors. Approximately 7% of the new common stock is to be issued to the Genesis and Multicare unsecured creditors as well as new one year warrants to purchase an additional 11% of the new common stock;
o Holders of Genesis and Multicare pre-chapter 11 preferred and common stock received no distribution and those instruments were canceled;
o Claims between Genesis and Multicare were set-off against one another and any remaining claims were waived and released; and
o    A new Board of Directors was consummated.

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered into a new Senior Credit Facility (defined in "Footnote 6 - Long-Term Debt").

In accordance with SOP 90-7, the Company has recorded all expenses incurred as a result of the bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs are as follows (in thousands):

                                                             Successor      |    Predecessor
                                                              Company       |      Company
------------------------------------------------------------------------------------------------
                                                           For the three    |   For the three
                                                           months ended     |   months ended
                                                         December 31, 2001  | December 31, 2000
------------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:                                |
  Professional, bank and other fees                            $    -       |   $   10,099
  Employee benefit related costs, including severance               -       |        4,110
------------------------------------------------------------------------------------------------
                                                               $    -       |   $   14,209
------------------------------------------------------------------------------------------------

Fresh-Start Reporting.

For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 30, 2001. In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes.

In adopting the requirements of fresh-start reporting as of September 30, 2001, the provisions of the Company's reorganization plan were implemented, assets and liabilities were adjusted to their estimated fair values and the Company's accumulated deficit was eliminated.

Merger of Genesis and Multicare.

In accordance with the Plan, Multicare became a wholly-owned subsidiary of Genesis on the Effective Date. Under fresh-start reporting, the Company consolidated its 100% interest in Multicare as of September 30, 2001. Genesis previously owned 43.6% of Multicare.

The consummation of the Company's Plan constitutes a change in the controlling interests of the Company. The provisions of the Plan have a material effect on the operating results of the Successor Company in periods following the Reorganization.


The following unaudited pro forma statement of operations information gives effect to the Plan as if it were consummated on October 1, 2000. The unaudited pro forma financial information has been prepared to reflect the consolidation of the financial results of Multicare, with no minority interest. The pro forma financial information includes consideration for the Company's new capital structure, the elimination of restructuring related charges, and changes in depreciation and amortization expense following the revaluation of assets and liabilities to their estimated fair value. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the reorganization actually occurred at the beginning of the period presented.



                                                                        Three Months Ended
(Unaudited, in thousands, except per share amounts)                      December 31, 2000
--------------------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:
--------------------------------------------------------------------------------------------
Total net revenues                                                         $   629,019
Net income attributable to common shareholders                                  13,083
Net income per common share - Basic                                               0.32
Net income per common share - Diluted                                      $      0.31
--------------------------------------------------------------------------------------------


5. Certain Significant Risks and Uncertainties

Revenue Sources.

The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize the Company's pharmacy and other specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company.

A number of the provisions of the recently enacted Balanced Budget Refinement Act ("BBRA") and the Benefits Improvement Protection Act ("BIPA") which provide additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $30. Moreover, the Centers for Medicare and Medicaid Services have indicated its desire to complete refinements to the case mix classification system (RUG refinements) as part of the Fiscal 2003 rule-making. Under the law, when these revisions are implemented, the add-on's authorized by the BBRA and BIPA will expire. Combined, the Medicare skilled nursing facility sector faces an 18% reduction in the average median per diems. If Genesis were to experience an 18% decline in its current average Medicare rate per patient day, the estimated annual reduction in Medicare revenues of approximately $67 million would have a material adverse effect on the Company's financial position, results of operations and cash flows. Trade organizations representing the skilled nursing facility sector are aggressively pursuing strategies to minimize the potentially adverse impact of the "Medicare Rate Cliff."

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

Legal Proceedings Potentially Affecting Revenues.

Certain service contracts permit the Company's NeighborCare(R) pharmacy operations to provide services to HCR Manor Care constituting approximately ten percent and four percent of the net revenues of NeighborCare and Genesis, respectively. These service contracts with HCR Manor Care are the subject of certain litigation. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report on Form 10-K.

6. Long-Term Debt

Long-term debt at December 31, 2001 and September 30, 2001 consist of the following (in thousands):

                                                                  December 31,    September 30,
-----------------------------------------------------------------------------------------------
                                                                      2001             2001
-----------------------------------------------------------------------------------------------
Secured debt
  Senior Credit Facility
     Term Loan                                                   $  285,000       $  285,000
     Delayed Draw Term Loan                                          33,000                -
-----------------------------------------------------------------------------------------------
  Total Senior Credit Facility                                      318,000          285,000
  Senior Secured Notes                                              242,605          242,605
  Mortgage and other secured debts                                   93,434          116,904
-----------------------------------------------------------------------------------------------

Total debt                                                          654,039          644,509
Less:
     Current portion of long-term debt                              (10,734)         (41,241)
-----------------------------------------------------------------------------------------------
Long-term debt                                                   $  643,305       $  603,268
-----------------------------------------------------------------------------------------------

Senior Credit Facility.

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered into a Senior Credit Facility consisting of the following: (1) a $150 million revolving line of credit (the "Revolving Credit Facility"); (2) a $285 million term loan (the "Term Loan") and (3) an $80 million delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter-bank Offered Rate ("LIBOR") plus 3.50%, or approximately 5.40% at December 31, 2001. The outstanding amounts under the Revolving Credit Facility, if any, bear interest based upon a performance related grid.

The Senior Credit Facility requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (as defined); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

In December 2001, the Senior Credit was amended in order to extend the date by which the Company is required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by June 30, 2002, the Company is required to enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of its consolidated debt. At December 31, 2001, the Company's debt mix is approximately 14% fixed and 86% variable.

The Revolving Credit Facility is available to fund obligations under the Plan and for general working capital requirements. The Revolving Credit Facility matures on October 2, 2006. Usage under the Revolving Credit Facility is subject to a Borrowing Base (as defined) calculation based upon real property collateral value and a percentage of eligible accounts receivable (as defined). Excluding an approximately $0.9 million posted letter of credit, no borrowings were outstanding under the Revolving Credit Facility at December 31, 2001.

The Delayed Draw Term Loan, as originally contracted, was to be used to (1) fund the purchase price of a proposed acquisition of a pharmacy operation, (2) pay certain outstanding amounts owed to ElderTrust on certain loans secured by mortgages; (3) fund the exercise of an option to purchase three eldercare centers and (4) to make other Specific Payments (as defined). Once repaid, the Delayed Draw Term Loan can not be re-borrowed. The Delayed Draw Term Loan amortizes at a rate of one percent per year, and matures on April 2, 2007. As a result of subsequent developments in the Company's bid to consummate a proposed acquisition of a pharmacy operation, the Delayed Draw Term Loan was amended in December 2001 to allow available borrowings that were otherwise earmarked for the proposed pharmacy transaction to be used to restructure credit terms with NeighborCare pharmacy's primary supplier of pharmacy products.

In the first fiscal quarter of 2002, the Company utilized approximately $10 million from the Delayed Draw Term Loan to fund the exercise of the purchase option previously described, and the Company utilized approximately $23 million from the Delayed Draw Term Loan to satisfy certain mortgages as previously described.

During the second quarter of fiscal 2002, through February 8, 2002, the Company borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare Pharmacy's primary supplier of pharmacy products. Prospectively, this change in credit terms will result in reduced pharmacy product acquisition costs, partially offset by an increase in interest expense on the incremental Delayed Draw Term Loan borrowings.

Senior Secured Notes.

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered an indenture agreement in the principal amount of $242.6 million (the "Senior Secured Notes"). The Senior Secured Notes bear interest at LIBOR plus 5.0% (approximately 6.90% at December 31, 2001), and amortize one percent each year and mature on April 2, 2007.

Other Secured Indebtedness.

During the three months ended December 31, 2001, the Company refinanced approximately $23 million of other secured indebtedness with proceeds from the Delayed Draw Term Loan. At December 31, 2001, the Company had approximately $93.4 million of other secured debt consisting principally of revenue bonds and secured bank loans.

7. Income Taxes

The Company's provision for income taxes for the three months ended December 31, 2001 was $10.1 million. The Company realized a $7.5 million tax benefit through the realization of Net Operating Loss ("NOL") carryforwards and $1.3 million of deferred tax liabilities due to temporary differences between book and tax basis goodwill amortization. Pursuant to SOP 90-7, the income tax benefit of any future realization of the NOL carryforwards are to be applied first as a reduction to goodwill.

8.       Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income
(loss) attributed to common shares (in thousands, except per share data):

                                                       Successor       |      Predecessor
                                                        Company        |        Company
                                                                       |
                                                         Three         |         Three
                                                        Months         |         Months
                                                         Ended         |          Ended
                                                     December 31,      |       December 31,
                                                          2001                    2000
-------------------------------------------------------------------------------------------
Basic:                                                                 |
Net income (loss) attributed to common                                 |
     shareholders (Numerator)                          $ 15,599        |          $ (32,811)
                                                                       |
Weighted average shares (Denominator)                    41,037        |             48,641
                                                                       |
-------------------------------------------------------------------------------------------
Net income (loss) attributed to common                                 |
     shareholders per share                            $   0.38        |          $   (0.67)
-------------------------------------------------------------------------------------------
                                                                       |
Diluted:                                                               |
Net income (loss) attributed to common                                 |
     shareholders (Numerator)                          $ 15,599        |          $ (32,811)
                                                                       |
Weighted average shares - basic                          41,037        |             48,641
Add:                                                                   |
  Dilutive effect of restricted stock grants                713        |                  -
  Dilutive effect of warrants                               260        |                  -
  Dilutive effect of stock options                           98        |                  -
-------------------------------------------------------------------------------------------
Weighted average shares - diluted (Denominator)          42,108        |             48,641
                                                                       |
-------------------------------------------------------------------------------------------
Net income (loss) attributed to common                                 |
     shareholders per share                            $   0.37        |          $   (0.67)
-------------------------------------------------------------------------------------------

Included in the calculation of basic weighted average shares of 41,037,500 are 1,328,721 shares to be issued in connection with a plan confirmed by a court and 37,450 shares authorized and deemed earned, but not issued, in connection with a restricted stock plan.

Weighted average diluted shares include 712,500 shares of unvested restricted stock grants. As the restricted stock grants vest, the Company will recognize compensation expense and the related vested shares will be included in the calculation of weighted average basic shares.

For the three months ended December 31, 2000, no exercise of stock options is assumed since their effect is antidilutive.

9.       Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

                                                          Successor        |     Predecessor
                                                           Company         |       Company
                                                                           |
                                                            Three          |        Three
                                                            Months         |        Months
                                                            Ended          |         Ended
                                                        December 31,       |     December 31,
                                                             2001          |         2000
---------------------------------------------------------------------------------------------
Net income (loss) attributed to common                                     |
     shareholders                                        $ 15,599          |       $ (32,811)
Unrealized gain on marketable securities                       21          |             687
---------------------------------------------------------------------------------------------
Total comprehensive income (loss)                        $ 15,620          |       $ (32,124)
---------------------------------------------------------------------------------------------

10. Segment Information

The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) inpatient services and (2) pharmacy and medical supplies services.

The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at its 192 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The Company provides pharmacy and medical supply services through its NeighborCare pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 65 institutional pharmacies (eight are jointly-owned) and 23 medical supply and home medical equipment distribution centers (four are jointly-owned) located in its various market areas. In addition, the Company operates 31 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations are generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

The carrying value of the Company's assets in the following segment information at December 31, 2001 and September 30, 2001, and the capital costs (depreciation and amortization, lease expense, and interest), as well as income taxes, minority interest and preferred dividends for the three months ended December 31, 2001 reflect the provisions of the plan of reorganization and the impact of fresh-start accounting. These costs for periods prior to the Company's emergence from bankruptcy generally were recorded based on historical costs or contractual agreements and do not reflect the provisions of the plan of reorganization. Accordingly, capital costs of the Successor Company for the three months ended December 31, 2001 are not comparable to those of the Predecessor Company for the same period in the prior year.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All other" category of revenues and operating income represents operating information of business units below the prescribed quantitative thresholds. These business units derive revenues from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees, respiratory health servcies, staffing services and other healthcare related services. The "Corporate and adjustments" category consists of the Company's general and administrative function, for which there is generally no revenue generated, as well as other unallocated expenses.

                                                                        Successor     |    Predecessor
                                                                         Company      |      Company
                                                                   Three months ended | Three months ended
(in thousands)                                                      December 31, 2001 | December 31, 2000(1)
-------------------------------------------------------------------------------------------------------------
Revenues:                                                                             |
   Inpatient services - external                                    $    354,010      |    $   333,699
   Pharmacy and medical supply services:                                              |
     External                                                            273,394      |        255,574
     Intersegment                                                         26,246      |         22,170
   All other:                                                                         |
     External                                                             42,090      |         39,746
     Intersegment                                                         42,469      |         47,015
   Elimination of intersegment revenues                                  (68,715)     |        (69,185)
-------------------------------------------------------------------------------------------------------------
         Total net revenues                                         $    669,494      |    $   629,019
-------------------------------------------------------------------------------------------------------------
                                                                                      |
Operating income:                                                                     |
   Inpatient services                                               $     45,207      |    $    39,212
   Pharmacy and medical supply services                                   26,254      |         23,206
   All other                                                              10,741      |         10,929
   Corporate and other adjustments                                       (20,660)     |        (13,329)
-------------------------------------------------------------------------------------------------------------
         Total operating income                                     $     61,542      |    $    60,018
-------------------------------------------------------------------------------------------------------------
                                                                                      |
Capital and other:                                                                    |
   Consolidated:                                                                      |
     Depreciation and amortization                                  $     15,794      |    $    26,926
     Lease expense                                                         6,835      |          9,405
     Interest expense                                                     13,059      |         34,154
     Gain on sale of eldercare center                                          -      |         (1,770)
     Debt restructuring and reorganization costs                               -      |         14,209
     Income taxes                                                         10,083      |              -
     Equity in (earnings) loss of unconsolidated affiliates                (615)      |            216
     Minority interest                                                       157      |         (1,811)
     Preferred stock dividends                                               630      |         11,500
-------------------------------------------------------------------------------------------------------------
         Net income (loss) attributed to common shareholders        $     15,599      |    $   (32,811)
-------------------------------------------------------------------------------------------------------------

                                                                      Successor             Successor
                                                                       Company               Company
                                                                    December 31,          September 30,
(in thousands)                                                          2001                2001 (1)
-------------------------------------------------------------------------------------------------------------
Assets:
   Inpatient services                                               $  1,084,798           $ 1,079,791
   Pharmacy and medical supply services                                  672,818               672,234
   Other                                                                 109,566                82,555
-------------------------------------------------------------------------------------------------------------
                                                                    $  1,867,182           $ 1,834,580
=============================================================================================================


(1) The December 31, 2000 and September 30, 2001 periods were restated to conform to the current period presentation which considers direct overhead costs in the calculation of inpatient services operating income and realigns overhead businesses within the inpatient services segment for the asset information. The summary segment information for pharmacy and medical supplies has historically included direct overhead costs.

11.      Restricted Assets

At December 31, 2001 and September 30, 2001, the Company reported restricted investments in marketable securities of $57.3 million and $51.6 million, respectively, which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

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

Inpatient services revenues include all room and board charges and ancillary service revenue for our eldercare customers at our 192 owned and leased eldercare centers.

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy operations. Included in pharmacy and medical supply services revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by us, as well as to independent healthcare providers by contract. We provide these services through 65 institutional pharmacies (eight are jointly-owned) and 23 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas. In addition, we operate 31 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists.

We include the following service revenue in other revenues: rehabilitation therapy services, management fees, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services.

Certain Transactions and Events

Reorganization:

Background.

On June 22, 2000, (the "Petition Date") Genesis Health Ventures, Inc. and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, The Multicare Companies, Inc. and certain of its direct and indirect subsidiaries ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" or "the bankruptcy cases" unless the context otherwise requires).

Our and Multicare's financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on our and Multicare's cash flows. Second, the federal reimbursement changes have exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors adversely affected our cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we and Multicare were too highly leveraged to service our debt, including our long-term lease obligations.

On October 2, 2001, (the "Effective Date"), we and Multicare consummated a joint plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the "Reorganization") pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the Plan proposed by us, and Multicare. The principal provisions of the Plan were as follows:

o Multicare became our wholly-owned subsidiary. We previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare(R) brand name;
o New senior notes, new convertible preferred stock, new common stock and new warrants were issued to our and Multicare's creditors. Approximately 93% of new common stock, $242.6 million in new senior notes and new preferred stock with a liquidation preference of $42.6 million were issued to our and Multicare's senior secured creditors. Approximately 7% of the new common stock is to be issued to our and Multicare's unsecured creditors as well as new one year warrants to purchase an additional 11% of the new common stock;
o Holders of our and Multicare's pre-chapter 11 preferred and common stock received no distribution and those instruments were canceled;
o Claims between us and Multicare were set-off against one another and any remaining claims were waived and released; and
o    A new Board of Directors was consummated.

On the Effective Date, and in connection with the consummation of the Plan, we entered into a Senior Credit Facility consisting of the following: (1) a $150 million revolving line of credit (the "Revolving Credit Facility"); (2) a $285 million term loan (the "Term Loan") and (3) an $80 million delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The proceeds from the Term Loan were utilized to repay $196 million of the then outstanding amounts under the Genesis DIP Facility (later defined), and $50 million of the then outstanding synthetic lease facility, with the remaining $39 million provided to fund debt restructuring and reorganization related costs in accordance with the Plan.

In accordance with SOP 90-7 (as defined below under "Fresh-Start Reporting"), we recorded all expenses incurred as a result of the Bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs are as follows (in thousands):

                                                            Successor     |  Predecessor
                                                             Company      |    Company
--------------------------------------------------------------------------------------------
                                                          For the three   |   For the three
                                                          months ended    |   months ended
                                                        December 31, 2001 | December 31, 2000
---------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:                              |
  Professional, bank and other fees                            $    -     |  $   10,099
  Employee benefit related costs, including severance               -     |       4,110
--------------------------------------------------------------------------------------------
                                                               $    -     |  $   14,209
--------------------------------------------------------------------------------------------

Fresh-Start Reporting.

Upon emergence from our Chapter 11 proceedings, we adopted the principles of fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") / ("fresh-start reporting"). In connection with the adoption of fresh-start reporting, a new entity has been deemed created for financial reporting purposes. For financial reporting purposes, we adopted the provisions of fresh-start reporting effective September 30, 2001.

In adopting the requirements of fresh-start reporting as of September 30, 2001, the provisions of our Plan were implemented, assets and liabilities were adjusted to their estimated fair values and our accumulated deficit was eliminated.

Factors Affecting Comparability of Financial Information.

As a consequence of the implementation of fresh-start reporting effective September 30, 2001, the financial information presented in the unaudited condensed consolidated statement of operations and the corresponding statement of cash flows for the three months ended December 31, 2001 are generally not comparable to the financial results for the three months ended December 31, 2000. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of fresh-start reporting, while those labeled "Successor Company" refer to periods following our reorganization.

The lack of comparability in the accompanying unaudited condensed consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as with income taxes, minority interests, debt restructuring and reorganization costs, and preferred dividends. We believe that business segment operating revenue and operating expenses of the Predecessor Company are generally comparable to those of the Successor Company.

Merger of Genesis and Multicare.

In accordance with the Plan, Multicare became our wholly-owned subsidiary on the Effective Date. Under fresh-start reporting, we consolidated our 100% interest in Multicare as of September 30, 2001. We previously owned 43.6% of Multicare.

Results of Operations

Three months ended December 31, 2001 compared to three months ended December 31, 2000

Inpatient Services

Inpatient services revenue increased $20.3 million, or 6%, to $354.0 million for the three months ended December 31, 2001 from $333.7 million for the same period in the previous year. The addition of two eldercare centers subsequent to December 31, 2000 accounts for approximately $0.4 million of the overall increase. Approximately $25.4 million is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. Our average rate per patient day for the three months ended December 31, 2001 was $174 compared to $161 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the BIPA on our average Medicare rate per patient day, which increased to $340 for the three months ended December 31, 2001 compared to $316 for the comparable period in the prior year. Our revenue Quality Mix for the three months ended December 31, 2001 was 50.4% compared to 50.1% for the comparable period in the prior year. These rate and Quality Mix increases are offset by a decrease in revenue of approximately $5.5 million resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 46,299 to 2,031,109 during the three months ended December 31, 2001 compared to 2,077,408 during the comparable period last year. Of this decrease, 50,853 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the addition of 6,254 patient days of two eldercare centers. The remaining decrease of 1,700 patient days is the result of a decrease in overall occupancy.

Operating expenses for the three months ended December 31, 2001 increased $14.3 million, or 5%, to $308.8 million from $294.5 million for the same period in the prior year. The primary cost for this segment is salary, wage and benefit costs, which increased $5.5 million, or 3% for the three month period ended December 31, 2001 to $173.2 million from $167.7 million for the same period in the prior year. Of this increase, approximately $0.4 million resulted from the addition of new businesses in the current year, offset by a reduction of approximately $3.8 million in salary, wage and benefit costs resulting from the sale, closure or lease terminations of certain eldercare centers. Salary, wage and benefit costs, considering the impact of new or exited businesses, increased $8.9 million, or 5%, driven by inflationary cost increases and the relative mix of employed labor versus agency labor costs. As a percentage of net revenue, salary, wage and benefit costs, once adjusted for the impact of new and exited businesses, declined to 48.8% for the three months ended December 31, 2001, compared to 49.9% for the comparable period in the prior year. This decrease as a percentage of revenue resulted primarily from a disproportionate per diem rate growth, largely created by the effect of the BIPA, previously discussed. Other operating expense, once reduced for the impact of new and exited businesses ($0.4 million and $1.9 million for the three months ended December 31, 2001 and 2000, respectively), increased $10.3 million, or 8%, to $135.2 million for the three months ended December 31, 2001 compared to $124.9 million for the same period last year. The increase was primarily driven by additional ancillary supply costs of approximately $4.7 million, increased agency labor costs (principally nursing costs) of approximately $2.7 million, increased property and general liability insurance of approximately $0.6 million and other operating costs of approximately $3.0 million. These increases were offset by reduced bad debt expense of $0.7 million.

Operating income increased $6 million, to $45.2 million for three months ended December 31, 2001 from $39.2 million in the same period in the prior year.

Pharmacy and medical supply services

Pharmacy and medical supply services revenue (before intersegment eliminations) increased $21.9 million, or 8%, to $299.6 million for the three months ended December 31, 2001 compared to $277.7 million for the three months ended December 31, 2000. Revenues from intersegment customers, which are eliminated in consolidation, increased approximately $4.0 million, or 18%, to $26.2 million for the three months ended December 31, 2001 compared to $22.2 million for the same period of the prior year. The remaining increase in net pharmacy and medical supply service revenues of approximately $17.9 million, or 7%, is due primarily to rate increases and shifts in customer product mix with external customers.

Cost of sales (before intersegment eliminations) increased $15.2 million for the three month period ended December 31, 2001, to $187.9 million from $172.7 million for the same period in the prior year. Of this growth, $13.6 million is attributed to pharmacy and medical supply revenue growth, and $1.6 million is attributed to changes in customer and product mix. Other operating expenses for this segment, including salaries, wages and benefits, increased $3.7 million to $85.5 million for the three months ended December 31, 2001 compared to $81.8 million for the same period in the prior year. As a percentage of revenue, other operating costs remained relatively consistent at 29% for both periods.

Operating income increased $3.1 million, to $26.3 million for three months ended December 31, 2001 from $23.2 million in the same period in the prior year.

During the second quarter of fiscal 2002 we borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare pharmacy's primary supplier of pharmacy products. Prospectively, this change in credit terms will result in reduced pharmacy product acquisition costs.

All Other

All other includes operating information of business units below the prescribed quantitative thresholds. These business units derive revenues and expenses from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, transportation services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. Revenues, including intersegment revenues, from other segments decreased approximately $2.1 million to $84.6 million from $86.7 million for the three month periods ended December 31, 2001 and December 31, 2000, respectively. The decline was primarily caused by less management and development fee revenue, offset by growth in other service related businesses' revenue.

Operating income for all other businesses remained relatively flat, declining $0.2 million, to $10.7 million for three months ended December 31, 2001 from $10.9 million in the same period in the prior year.

Corporate and other adjustments

The "Corporate and adjustments" category consists of our general and administrative function and other unallocated amounts, by which there is generally no revenue generated. Operating expenses increased $7.4 million in the three months ended December 31, 2001 to $20.7 million compared to $13.3 million in the comparable period in the prior year. Of this increase, approximately $3 million is related to increased expense levels for our cash based incentive compensation program and an executive non-cash stock based compensation program, approximately $2 million relates to other unallocated employee benefit costs, and the remaining increase of approximately $2.4 million is principally attributed to labor related and other operating expense growth in our corporate support functions.

Capital costs and other

Our capital costs for the three months ended December 31, 2001 reflect the impact of fresh-start reporting following the emergence from bankruptcy. Those adjustments materially changed the recorded amounts of capital costs, most notably depreciation and amortization, lease expense, interest expense, income taxes, minority interest and preferred stock dividends, and as a result, will not be comparable to those for the three months ended December 31, 2000.

Depreciation and amortization expense decreased $11.1 million to $15.8 million for the three months ended December 31, 2001 compared to $26.9 million for the same period in the prior year. The decrease was primarily caused by the impact of fresh-start accounting on the carrying value of our property, plant and equipment, which were adjusted to their estimated fair value as of September 30, 2001.

Lease expense decreased $2.6 million for the three months ended December 31, 2001, to $6.8 million compared to $9.4 million for the same period in the prior year. Of this decrease, approximately $1.0 million is attributed to the sale, closure or lease terminations or modifications of certain eldercare centers. The remaining decrease of approximately $1.6 million is principally attributed to the discharge in bankruptcy of our lease financing facility.

Interest expense decreased $21.1 million for the three months ended December 31, 2001, to $13.1 million compared to $34.2 million for the same period in the prior year. For the three months ended December 31, 2000, in accordance with SOP 90-7, we ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the three months ended December 31, 2000 was $61.8 million, leaving $27.6 million of interest expense unaccrued for that period as a result of the Chapter 11 filings. Contractual interest expense for the three months ended December 31, 2001 has been accrued at the contractual rates. Contractual interest expense for the three months ended December 31, 2001 decreased by $48.7 million compared to the same period in the prior year. This decrease is attributed to the overall reduction of debt levels following our emergence from bankruptcy in addition to a lower weighted average borrowing rate.

In October of 2000, we sold an idle 232 bed eldercare center for cash consideration of approximately $7 million, resulting in a net gain on sale of approximately $1.8 million.

During the three months ended December 31, 2000, we incurred legal, bank, accounting and other costs of approximately $10.1 million in connection with the Chapter 11 cases. In addition, we incurred costs of $4.1 million for certain salary and benefit related costs, principally for a court approved special recognition program. In connection with the adoption of fresh-start reporting, all contingent debt restructuring and reorganization costs related to the bankruptcy cases were accrued for at September 30, 2001.


Income tax increased $10.1 million for the three months ended December 31, 2001 from zero in the same period in the prior year. Our provision for income taxes for the three months ended December 31, 2001 was $10.1 million. We realized a $7.5 million tax benefit through the realization of Net Operating Loss ("NOL") carryforwards and $1.3 million of deferred tax liabilities due to temporary differences between book and tax basis goodwill amortization. Pursuant to SOP 90-7, the income tax benefit of any future realization of the NOL carryforwards are to be applied first as a reduction to goodwill.

Equity in net earnings of unconsolidated affiliates for the three months ended December 31, 2001 was $0.6 million compared to equity in net loss of unconsolidated affiliates of $0.2 million for the comparable period in the prior year, which is attributed to changes in the earnings / losses reported by our unconsolidated affiliates.

Minority interest decreased $2.0 million during the three months ended December 31, 2001 to ($0.2) million compared to $1.8 million for the comparable period in the prior year. This decrease is principally attributed to an increase in net earnings of consolidated joint ventures. In addition, the three months ended December 31, 2000 included the 56.4% interest in the net losses of Multicare attributable to the joint venture partner. Upon our emergence from bankruptcy, we and Multicare merged, effectively terminating the joint venture and any interest the joint venture partners had in Multicare.

Preferred stock dividends decreased $10.9 million to $0.6 million during the three months ended December 31, 2001 compared to $11.5 million for the comparable period in the prior year. This decrease is attributed to the cancellation of our preferred stock and related dividends, and offset with dividends on $42.0 million of Series A redeemable preferred stock issued in connection with the Plan.

Liquidity and Capital Resources

Working Capital and Cash Flows

At December 31, 2001, we had a cash balance of $60.1 million, net working capital of $355.5 million and approximately $149.1 million of unused commitments under our $150 million Revolving Credit Facility.

At December 31, 2001, we had restricted investments in marketable securities of $57.3 million, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Our cash flow from operations before debt restructuring and reorganization costs for the three months ended December 31, 2001 was a source of cash of $73.7 million compared to a use of cash of $2.7 million for the three months ended December 31, 2000, principally due to reduced interest and lease payments following our reorganization, improvement in the collection of accounts receivable and the timing of vendor and employee payments. Cash payments for debt restructuring and reorganization costs were approximately $26 million during the three months ended December 31, 2001 compared to $11.4 million for the same period in the prior year. We believe that cash flow from operations, along with available borrowings under our Revolving Credit Facility, are sufficient to meet our current liquidity needs.

Our days sales outstanding at December 31, 2001 was approximately 58 days compared to approximately 60 days at September 30, 2001.

Our net cash used for investing activities for the three months ended December 31, 2001 was $29.3 million, and includes approximately $10.8 million of capital expenditures. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in data processing hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect to continue to incur capital expenditure costs at levels at or above those for the three months ended December 31, 2001 for the foreseeable future.

Our investing activities for the three months ended December 31, 2001 also include: approximately $5.7 million in net investments in restricted investments in marketable securities, representing the current period funding of self insured workers' compensation and general / professional liability insurance retentions held by LHC; and approximately $10.5 million in connection with the exercise of an option to purchase three formerly leased eldercare centers.

Our cash flows from investing activities for the three months ended December 31, 2000 include approximately $7 million of cash proceeds from the sale of an eldercare center.

Our financing activities for the three months ended December 31, 2001, resulted in net cash inflows of $9.5 million, and include approximately $33 million of cash proceeds from borrowings under the Delayed Draw Term Loan. $10 million of the borrowings were used to finance the price of the purchase option previously described, and the remaining $23 million were used to refinance several mortgages at more favorable rates of interest. As a result of subsequent developments in our bid to consummate a proposed acquisition of a pharmacy operation, the Delayed Draw Term Loan was amended in December 2001 to allow available borrowings that were otherwise earmarked for the proposed pharmacy transaction to be used to restructure credit terms with NeighborCare pharmacy's primary supplier of pharmacy products.

During the second quarter of fiscal 2002, through February 8, 2002, we borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare Pharmacy's primary supplier of pharmacy products. Prospectively, this change in credit terms will result in reduced pharmacy product acquisition costs, partially offset by an increase in interest expense on the incremental Delayed Draw Term Loan borrowings. Assuming no future changes in variable rates of interest, the net impact of this transaction will be positive to our cash flows.

In December 2001, the Senior Credit Facility was amended in order to extend the date by which we are required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by June 30, 2002, we are required the enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of our consolidated debt. At December 31, 2001, our debt mix is approximately 14% fixed and 86% variable.

For the three months ended December 31, 2001, we incurred approximately $6.8 million of lease obligation costs and expect to continue to incur lease costs at or above levels approximating those for the three months ended December 31, 2001 for the foreseeable future.

Financial Commitments

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

We have posted $3.5 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We have extended approximately $7.3 million in working capital lines of credit to certain jointly owned and managed companies, of which $4.8 million were unused at December 31, 2001. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were deemed unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We are a party to joint venture partnerships whereby our ownership interests are less than 50% of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore; the assets, liabilities and operating results of these partnerships are not consolidated with ours. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $10.9 million of financial guarantees related to loan commitments of four jointly owned and managed companies. We have also provided $11.1 million of financial guarantees related to lease obligations of one jointly-owned and managed company. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Warrants

In connection with our Reorganization, we issued warrants (the "Warrants") to purchase 4,559,475 shares of new common stock. This represents approximately 11 % of the new common stock issued on the effective date. The Warrants expire on October 2, 2002 and have an exercise price of $20.33 per share of new common stock.

Income Taxes

Our provision for income taxes for the three months ended December 31, 2001 was $10.1 million. We realized a $7.5 million tax benefit through the realization of Net Operating Loss ("NOL") carryforwards and $1.3 million of deferred tax liabilities due to temporary differences between book and tax basis goodwill amortization. Pursuant to SOP 90-7, the income tax benefit of any future realization of the NOL carryforwards are to be applied first as a reduction to goodwill.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize our pharmacy and other specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by us.

A number of the provisions of the recently enacted Balanced Budget Refinement Act ("BBRA") and the Benefits Improvement Protection Act ("BIPA") which provide additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $30. Moreover, the Centers for Medicare and Medicaid Services ("CMS") has indicated its desire to complete refinements to the case mix classification system as part of the Fiscal 2003 rule-making. Under the law, when these revisions are implemented, the add-on's authorized by the BBRA and BIPA will expire. Combined, the Medicare skilled nursing facility sector face an 18% reduction in the average median per diems. If we were to experience an 18% decline in our current average Medicare rate per patient day, the estimated annual reduction in Medicare revenues of approximately $67 million would have a material adverse affect on our financial position, results of operations, and cash flows. Trade organizations representing the skilled nursing facility sector are aggressively pursuing strategies to minimize the potential impact of the "Medicare Rate Cliff."

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

Certain service contracts permit our NeighborCare(R) pharmacy operations to provide services to HCR Manor Care, Inc. constituting $120 million, or approximately ten percent and four percent of the net annual revenues, of NeighborCare and us, respectively. These service contracts with HCR Manor Care are the subject of certain litigation. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report of Form 10-K.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes. In the past, we employed established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objective, we primarily use interest rate swap agreements to manage net exposure to interest rate changes related to our portfolio of borrowings. As of December 31, 2001, no interest rate swap agreements were in place.

In December 2001, the Senior Credit Facility was amended in order to extend the date by which we are required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by June 30, 2002, we are required to enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of our consolidated debt. At December 31, 2001, our debt mix is approximately 14% fixed and 86% variable.

At December 31, 2001, we had $560.6 million of debt subject to variable market rates of interest. For each additional percentage point increase in the LIBOR, we will incur additional interest expense of approximately $5.6 million annually.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to litigation arising in the ordinary course of business. The following discussions represent updates to the litigation previously described in our Annual Report on Form 10-K. For a more comprehensive discussion of our existing litigation matters see "Item 3: Legal Proceedings" in our Annual Report on Form 10-K.


Manor Care, Inc. v. Genesis Health Ventures, Inc., D. Del. Civil Action No. 99-580 (Robinson, J.).

On August 17, 1999, MCAI (then known as Manor Care, Inc.) filed a lawsuit in the United States District Court for the District of Delaware against Genesis. In this action, plaintiff brings claims under the federal securities laws resulting from alleged misrepresentations and omissions made by Genesis in connection with MCAI's acquisition of Genesis' Series G Preferred Stock as compensation for its sale of Vitalink to Genesis. Plaintiff seeks compensatory damages of unspecified amount, rescission of MCAI's purchase of the Series G Preferred Stock, and the return of the consideration paid by MCAI at the time of Genesis' acquisition of Vitalink from MCAI.

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

On October 22, 2001, plaintiff filed a motion to reconsider the Court's decision to dismiss this action in part, and Genesis has filed an opposition to that motion. On December 5, 2001, Genesis filed a motion to dismiss the entire action pursuant to Genesis' Joint Plan of Reorganization and the Bankruptcy Court's order confirming that Plan, which extinguish plaintiff's claims against Genesis except to the extent that those claims may be applied as set-off or recoupment against claims brought by Genesis. Briefing on these two motions was completed on February 8, 2002.

U.S. ex rel Scherfel v. Genesis Health Ventures et al.

In this action, brought in United States District Court for the District of New Jersey on March 16, 2000, the plaintiff alleges that a pharmacy purchased by NeighborCare failed to process Medicaid credits for returned medications. The allegations are vaguely alleged for other jurisdictions. While the action was under seal in United States District Court, we fully cooperated with the Department of Justice's evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The U.S. District court action is no longer under seal but remains administratively stayed pending resolution of the bankruptcy issues.

The plaintiff filed a proof of claim in our bankruptcy proceedings initially for approximately $650,000,000 and more recently submitted an amended claim in the amount of approximately $325,000,000. We believe the allegations have no merit and have objected to the proof of claim. In connection with an estimation of the proof of claim in the bankruptcy proceeding, Debtors filed a motion for summary judgment urging that the claim be estimated at zero. On or about January 24, 2002, the bankruptcy court granted Debtors' motion and estimated the claim at zero. On or about February 11, 2002, the plaintiff appealed the bankruptcy court's granting of summary judgment.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On February 8, 2002, our common stock began trading on the NASDAQ National Market System under the symbol "GHVI" and our warrants began trading on the NASDAQ National Market System under the symbol "GHVIW".

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits


                3.1(1) The Company's Amended and Restated Articles of Incorporation.

                3.2       The Company's Amended and Restated By-laws.

                10.1(2)   Genesis Health Ventures Inc. Deferred Compensation
                          Plan.

                99.1 Amendment No. 1, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement dated as of October 2, 2001,


-----------
1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2001.
2) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-82206).



         (b)   Reports on Form 8-K

                      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


                          GENESIS HEALTH VENTURES, INC.



Date: February 14, 2002                      /s/ George V. Hager, Jr.
                                            ------------------------------------
                                            George V. Hager, Jr.
                                            Executive Vice President and Chief
                                            Financial Officer