Form 10-Q
period 2002-03-31
GENESIS HEALTH VENTURES INC /PA
filed 2002-05-15
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


 |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002

                                       or

 |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                        Commission File Number: 000-33217


                          GENESIS HEALTH VENTURES, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Pennsylvania                                   06-1132947
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              101 East State Street
                       Kennett Square, Pennsylvania 19348
            -------------------------------------------------------------
            (Address, including zip code, of principal executive offices)

                                 (610) 444-6350
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES |X| NO |_|

Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of May 9, 2002: 40,288,151 shares of common stock issued and 880,347 are to be issued in connection with a plan confirmed by a court.

                                TABLE OF CONTENTS

                                                                            Page

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS......................2


Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements.........................................3

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..31

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................32

         Item 2.  Changes in Securities and Use of Proceeds ..................34

         Item 3.  Defaults Upon Senior Securities.............................34

         Item 4.  Submission of Matters to a Vote of Security Holders.........34

         Item 5.  Other Information...........................................34

         Item 6.  Exhibits and Reports on Form 8-K............................34


SIGNATURES....................................................................35

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

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

     o certain statements in "Management's Discussion and Analysis of Financial Condition and Results Of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments, expected future capital expenditure requirements and effect of repayment of trade payables due to our primary supplier of pharmacy products;

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

     o  our ability to control operating costs; and

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


                                              Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      Genesis Health Ventures, Inc. and Subsidiaries
                                      Unaudited Condensed Consolidated Balance Sheets
                                      (in thousands, except share and per share data)


                                                                                    Successor Company             Successor Company
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31, 2002              September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------

Assets
Current assets:
    Cash and equivalents                                                          $            74,288            $           32,139
    Restricted investments in marketable securities                                            64,419                        51,625
    Accounts receivable, net of allowance for doubtful accounts                               390,796                       399,816
    Inventory                                                                                  66,140                        65,222
    Prepaid expenses and other current assets                                                  68,334                        35,753
------------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                  663,977                       584,555
------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                            840,753                       822,740
Notes receivable and other investments                                                         12,254                        14,539
Other long-term assets                                                                         45,492                        45,698
Investments in unconsolidated affiliates                                                       13,151                        12,504
Identifiable intangible assets, net                                                            29,130                        33,591
Goodwill, net                                                                                 302,478                       320,953
------------------------------------------------------------------------------------------------------------------------------------
        Total assets                                                              $         1,907,235            $        1,834,580
====================================================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
    Current installments of long-term debt                                        $            10,417            $           41,241
    Accounts payable and accrued expenses                                                     219,433                       244,799
------------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                             229,850                       286,040
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                683,272                       603,268
Deferred income taxes                                                                           2,620                          -
Other long-term liabilities                                                                    58,412                        65,677
Minority interest                                                                              10,017                         2,137
Redeemable preferred stock, including accrued dividends                                        43,860                        42,600

Shareholders' equity:
    Common stock, par $.02, 200,000,000 shares authorized, 40,288,151 and
     39,671,279 shares issued and outstanding at March 31, 2002 and September 30,
     2001, respectively, and 880,347 and 1,328,721 shares to be issued at
     March 31, 2002 and September 30, 2001, respectively                                          823                           820
    Additional paid-in capital                                                                836,756                       832,710
    Retained earnings                                                                          41,678                         1,136
    Accumulated other comprehensive income (loss)                                                 (53)                          192
------------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                           879,204                       834,858
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                               $         1,907,235            $        1,834,580
====================================================================================================================================


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                             Genesis Health Ventures, Inc. and Subsidiaries
                                       Unaudited Condensed Consolidated Statements of Operations
                                             (in thousands, except share and per share data)


                                                                                    Successor Company       |    Predecessor Company
                                                                                   Three months ended       |    Three months ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31, 2002         |       March 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
Net revenues:                                                                                               |
    Inpatient services                                                            $           355,416       |    $          330,777
    Pharmacy and medical supply services                                                      280,052       |               255,601
    Other revenue                                                                              43,426       |                37,832
------------------------------------------------------------------------------------------------------------------------------------
         Total net revenues                                                                   678,894       |               624,210
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:                                                                                         |
    Salaries, wages and benefits                                                              293,353       |               269,404
    Cost of sales                                                                             169,049       |               151,735
    Other operating expenses                                                                  151,976       |               151,664
Gain from arbitration award                                                                   (21,678)      |                   -
Loss on sale of eldercare center                                                                  -         |                 2,310
Depreciation and amortization                                                                  16,068       |                26,402
Lease expense                                                                                   6,600       |                 8,944
Interest expense (contractual interest for the three months                                                 |
  ended March 31, 2001 was $56,703)                                                            12,642       |                31,608
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before debt restructuring and reorganization                                                  |
  costs, income taxes, equity in net loss of                                                                |
  unconsolidated affiliates and minority interests                                             50,884       |               (17,857)
Debt restructuring and reorganization costs                                                     1,700       |                10,497
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            |
Income (loss) before income taxes, equity in net loss of                                                    |
  unconsolidated affiliates and minority interests                                             49,184       |               (28,354)
Income taxes                                                                                   19,182       |                   -
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before equity in net loss of unconsolidated                                                   |
  affiliates and minority interests                                                            30,002       |               (28,354)
Equity in net loss of unconsolidated affiliates                                                   (35)      |                  (814)
Minority interests                                                                               (595)      |                 4,387
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before                                                             |
  preferred stock dividends                                                                    29,372       |               (24,781)
Preferred stock dividends                                                                         630       |                11,249
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                       28,742       |               (36,030)
Loss from discontinued operations, net of taxes                                                (3,799)      |                  (693)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                               $            24,943       |    $          (36,723)
====================================================================================================================================
                                                                                                            |
Per common share data:                                                                                      |
    Basic                                                                                                   |
      Income (loss) from continuing operations                                    $              0.70       |    $            (0.74)
      Loss from discontinued operations                                                         (0.09)      |                 (0.01)
      Net income (loss)                                                           $              0.61       |    $            (0.75)
      Weighted average shares                                                              41,168,498       |            48,641,456
------------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                                                                 |
      Income (loss) from continuing operations                                    $              0.68       |    $            (0.74)
      Loss from discontinued operations                                                         (0.09)      |                 (0.01)
      Net income (loss)                                                           $              0.59       |    $            (0.75)
      Weighted average shares                                                              43,300,745       |            48,641,456
------------------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                       Genesis Health Ventures, Inc. and Subsidiaries
                                  Unaudited Condensed Consolidated Statements of Operations
                                       (in thousands, except share and per share data)

                                                                                    Successor Company      |  Predecessor Company
                                                                                     Six months ended      |   Six months ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31, 2002       |    March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
Net revenues:                                                                                              |
    Inpatient services                                                            $           706,172      |    $     660,807
    Pharmacy and medical supply services                                                      553,446      |          511,175
    Other revenue                                                                               3,407      |           75,337
----------------------------------------------------------------------------------------------------------------------------------
         Total net revenues                                                                 1,343,025      |        1,247,319
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           |
Operating expenses:                                                                                        |
    Salaries, wages and benefits                                                              582,788      |          538,709
    Cost of sales                                                                             331,696      |          303,105
    Other operating expenses                                                                  301,660      |          293,818
Gain from arbitration award                                                                   (21,678)     |              -
Gain on sale of eldercare center                                                                 -         |           (1,770)
Loss on sale of eldercare center                                                                 -         |            2,310
Depreciation and amortization                                                                  31,797      |           53,261
Lease expense                                                                                  13,519      |           18,197
Interest expense (contractual interest for the six months                                                  |
  ended March 31, 2001 was $116,113)                                                           25,701      |           65,757
-----------------------------------------------------------------------------------------------------------|----------------------
Income (loss) before debt restructuring and reorganization                                                 |
   costs, income taxes, equity in net income (loss) of unconsolidated                                      |
   affiliates and minority interests                                                           77,542      |          (26,068)
Debt restructuring and reorganization costs                                                     1,700      |           24,706
-----------------------------------------------------------------------------------------------------------|----------------------
Income (loss) before income taxes, equity in net income (loss) of                                          |
  unconsolidated affiliates and minority interests                                             75,842      |          (50,774)
Income taxes                                                                                   29,578      |             -
-----------------------------------------------------------------------------------------------------------|----------------------
Income (loss) before equity in net income (loss) of unconsolidated                                         |
  affiliates and minority interests                                                            46,264      |          (50,774)
Equity in net income (loss) of unconsolidated affiliates                                          580      |           (1,030)
Minority interests                                                                               (752)     |            6,198
-----------------------------------------------------------------------------------------------------------|----------------------
Income (loss) from continuing operations before                                                            |
  preferred stock dividends                                                                    46,092      |          (45,606)
Preferred stock dividends                                                                       1,260      |           22,749
-----------------------------------------------------------------------------------------------------------|----------------------
Income (loss) from continuing operations                                                       44,832      |          (68,355)
Loss from discontinued operations, net of taxes                                                (4,290)     |           (1,179)
-----------------------------------------------------------------------------------------------------------|----------------------
Net income (loss) attributed to common shareholders                               $            40,542      |    $     (69,534)
===========================================================================================================|======================
                                                                                                           |
Per common share data:                                                                                     |
    Basic                                                                                                  |
       Income (loss) from continuing operations                                   $              1.09      |    $       (1.41)
       Loss from discontinued operations                                                        (0.10)     |            (0.02)
       Net income (loss)                                                          $              0.99      |    $       (1.43)
       Weighted average shares                                                             41,102,279      |       48,641,456
-----------------------------------------------------------------------------------------------------------|----------------------
    Diluted                                                                                                |
       Income (loss) from continuing operations                                   $              1.07      |    $       (1.41)
       Loss from discontinued operations                                                        (0.10)     |            (0.02)
       Net income (loss)                                                          $              0.97      |    $       (1.43)
       Weighted average shares                                                             43,230,209      |       48,641,456
----------------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                           Genesis Health Ventures, Inc. and Subsidiaries
                                      Unaudited Condensed Consolidated Statements of Cash Flows
                                                            (in thousands)

                                                                                    Successor Company      |    Predecessor Company
                                                                                     Six months ended      |      Six months ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31, 2002       |       March 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
    Cash flows from operating activities:                                                                  |
         Net income (loss) attributed to common shareholders                      $            40,542      |     $          (69,534)
         Net charges included in operations not requiring funds                                59,895      |                116,176
         Changes in assets and liabilities:                                                                |
              Accounts receivable                                                             (16,247)     |                (11,221)
              Accounts payable and accrued expenses                                            24,585      |                (17,562)
              Refinancing of pharmacy supplier credit terms                                   (42,000)     |                    -
              Other, net                                                                          125      |                 (9,326)
-----------------------------------------------------------------------------------------------------------|------------------------
              Net cash provided by operating activities before debt                                        |
               restructuring and reorganization costs                                          66,900      |                  8,533
-----------------------------------------------------------------------------------------------------------|------------------------
              Cash paid for debt restructuring and reorganization costs                       (32,182)     |                (21,902)
-----------------------------------------------------------------------------------------------------------|------------------------
              Net cash provided by (used in) operating activities                              34,718      |                (13,369)
-----------------------------------------------------------------------------------------------------------|------------------------
                                                                                                           |
    Cash flows from investing activities:                                                                  |
         Net purchases of restricted marketable securities                                    (13,039)     |                 (5,195)
         Proceeds from sale of eldercare center                                                   -        |                  7,010
         Capital expenditures                                                                 (19,973)     |                (23,256)
         Purchase of eldercare centers                                                        (10,453)     |                    -
         Notes receivable and other investments, and                                                       |
           other long-term asset additions, net                                                 5,245      |                  3,237
-----------------------------------------------------------------------------------------------------------|------------------------
         Net cash used in investing activities                                                (38,220)     |                (18,204)
-----------------------------------------------------------------------------------------------------------|------------------------
                                                                                                           |
    Cash flows from financing activities:                                                                  |
         Net borrowings under working capital revolving credit facilities                        -         |                 33,349
         Repayment of long-term debt and payment of sinking fund requirements                 (34,349)     |                   (857)
         Proceeds from issuance of long-term debt                                              80,000      |                    -
-----------------------------------------------------------------------------------------------------------|------------------------
         Net cash provided by financing activities                                             45,651      |                 32,492
-----------------------------------------------------------------------------------------------------------|------------------------
                                                                                                           |
    Net increase (decrease) in cash and equivalents                                            42,149      |                    919
    Cash and equivalents:                                                                                  |
         Beginning of period                                                                   32,139      |                 22,948
-----------------------------------------------------------------------------------------------------------|------------------------
         End of period                                                            $            74,288      |     $           23,867
===========================================================================================================|========================
    Supplemental cash flow information:                                                                    |
         Interest paid                                                            $            26,932      |     $           66,115
         Income taxes paid (net of receipts)                                                    1,052      |                    -
===========================================================================================================|========================



See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 Genesis Health Ventures, Inc. and Subsidiaries
         Notes To Unaudited Condensed Consolidated Financial Statements

1.  Business

Genesis Health Ventures, Inc. and its subsidiaries ("Genesis" or the "Company") provide a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. The Company's operations are comprised of two primary business segments: (1) inpatient services and (2) pharmacy and medical supply services. Inpatient services are provided through a network of skilled nursing and assisted living centers. Pharmacy and medical supply services are provided through long-term care pharmacies serving approximately 250,000 institutional beds; medical supply and home medical equipment distribution centers; community-based pharmacies; and infusion therapy services. Our discernible segments are complemented by an array of other service capabilities through the Genesis ElderCare(R) delivery model of integrated healthcare networks.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments consisting of normal recurring accruals, and from June 22, 2000 (the "Petition Date") to September 30, 2001, all adjustments pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), for a fair presentation of the financial position and results of operations for the periods presented. Also in accordance with the provisions of SOP 90-7, the unaudited condensed consolidated balance sheets include all necessary adjustments incorporating the provisions of fresh-start reporting at September 30, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh-start reporting effective September 30, 2001 (see "Footnote 4 - Reorganization"), the financial information presented in the unaudited condensed consolidated statement of operations for the three and six months ended March 31, 2002 and the corresponding statements of cash flows for the six month period ended March 31, 2002 are generally not comparable to the financial results for the corresponding periods in the prior year. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of fresh-start reporting, while those labeled "Successor Company" refer to periods following the Company's adoption of fresh-start reporting.

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

4.  Reorganization

Background.

On June 22, 2000, Genesis and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, a 43.6% owned affiliate of Genesis, The Multicare Companies, Inc. and certain of its direct and indirect subsidiaries ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" unless the context otherwise requires).

Genesis and Multicare's financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on Genesis' and Multicare's cash flows. Second, the federal reimbursement changes exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors adversely affected Genesis and Multicare's cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, Genesis and Multicare were too highly leveraged to service their debt, including their long-term lease obligations.

On October 2, 2001, (the "Effective Date"), Genesis and Multicare consummated a joint plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the "Reorganization") pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the Plan proposed by Genesis and Multicare. The principal provisions of the Plan were as follows:

o Multicare became a wholly-owned subsidiary of Genesis. Genesis previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare(R) brand name;
o New senior notes, new convertible preferred stock, new common stock and new warrants were issued to Genesis and Multicare's creditors. Approximately 93% of the Successor Company's new common stock, $242.6 million in new senior notes and new preferred stock with a liquidation preference of $42.6 million were issued to the Genesis and Multicare senior secured creditors. New one year warrants to purchase an additional 11% of the new common stock and approximately 7% of the new common stock have been or will be issued to the Genesis and Multicare unsecured creditors;
o Holders of Genesis and Multicare pre-chapter 11 preferred and common stock received no distribution and those instruments were canceled;
o Claims between Genesis and Multicare were set-off against one another and any remaining claims were waived and released; and
o   A new Board of Directors was constituted.

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

In accordance with SOP 90-7, the Company has recorded all expenses incurred as a result of the bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs are as follows (in thousands):



                                                              Successor   |   Predecessor       Successor   |   Predecessor
                                                               Company    |     Company          Company    |     Company
------------------------------------------------------------------------------------------------------------------------------
                                                                Three     |      Three             Six      |       Six
                                                            months ended  |  months ended     months ended  |   months ended
                                                           March 31, 2002 | March 31, 2001   March 31, 2002 |  March 31, 2001
------------------------------------------------------------------------------------------------------------------------------
Debt restructuring and reorganization costs:                              |                                 |
  Professional, bank and other fees                            $      -   |     $  8,113         $      -   |     $ 18,212
  Employee benefit related costs,                                         |                                 |
    including severance                                               -   |        1,892                -   |        5,854
  Exit costs of terminated businesses                                 -   |          492                -   |          640
  Post confirmation mortgage adjustment                           1,700   |            -            1,700   |            -
-----------------------------------------------------------------------------------------------------------------------------
                                                               $  1,700   |     $ 10,497         $  1,700   |     $ 24,706
-----------------------------------------------------------------------------------------------------------------------------


The post confirmation mortgage adjustment recorded during the periods ended March 31, 2002 is the result of a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by $1.7 million.

Fresh-Start Reporting.

For financial reporting purposes, the Company adopted the provisions of fresh-start reporting effective September 30, 2001. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes, the provisions of the Company's reorganization plan were implemented, assets and liabilities were adjusted to their estimated fair values and the Company's accumulated deficit was eliminated.

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

The following unaudited pro forma statement of operations information gives effect to the Plan as if it were consummated on October 1, 2000. The unaudited pro forma statement of operations information has been prepared to reflect the consolidation of the financial results of Multicare, with no minority interest. The pro forma statement of operations information includes consideration for the Company's new capital structure, the elimination of restructuring related charges, and changes in depreciation and amortization expense following the revaluation of assets and liabilities to their estimated fair value. The pro forma statement of operations information does not necessarily reflect the results of operations that would have occurred had the Reorganization actually occurred at the beginning of the period presented.


                                                                                       Six Months
                                                                                          Ended
(Unaudited, in thousands, except per share amounts)                                   March 31, 2001
-----------------------------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:
-----------------------------------------------------------------------------------------------------
Total net revenues                                                                     $ 1,247,319
Net income from continuing operations                                                       22,634
Net income from continuing operations per common share - Basic                                0.55
Net income from continuing operations per common share - Diluted                       $      0.55
-----------------------------------------------------------------------------------------------------

5.       Certain Significant Risks and Uncertainties

Revenue Sources.

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

A number of the provisions of the Balanced Budget Act and the Benefits Improvement Protection Act enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $34. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case-mix classification system. In its announcement, CMS made it clear that case-mix refinements would be postponed for a full year and that the annual market adjustment for the fiscal year 2003 skilled nursing facility prospective payment rates would be promulgated as a notice in late July, 2002.

With regard to Congressional consideration, a package of Medicare amendments, including provider relief provisions, is expected to be enacted before the current session of Congress adjourns. It is premature to forecast the outcome of Congressional action.

Our previous estimates of the impact of the "SNF Medicare Cliff" (which included the anticipated effort of CMS changes in case-mix classification system) was approximately 18% of the per diem rate; the revised estimate factoring in the administrative decision not to proceed with changes at this time still exposes the facility sector to a 10% reduction. For us, this could have an adverse revenue impact exceeding $35 million. We are very involved with trade organizations representing the skilled nursing facility sector in aggressively pursing strategies to minimize the potentially adverse impact.

There may be additional provisions in the Medicare legislation affecting our other businesses. Congress is expected to consider changes affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings.

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

Legal Proceedings Potentially Affecting Revenues.

Certain service contracts permit the Company's NeighborCare(R) pharmacy operations to provide services to HCR Manor Care, constituting approximately ten percent and four percent of the net revenues of NeighborCare and Genesis, respectively. These service contracts with HCR Manor Care are the subject of certain litigation. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report on Form 10-K. See also "Footnote 13 - Arbitration Award".

6.  Long-Term Debt

Long-term debt at March 31, 2002 and September 30, 2001 consists of the following (in thousands):


                                                  March 31,        September 30,
-----------------------------------------------------------------------------------
                                                    2002                2001
-----------------------------------------------------------------------------------

Secured debt
    Senior Credit Facility
       Term Loan                                     $  283,575         $  285,000
       Delayed Draw Term Loan                            79,485               -
-----------------------------------------------------------------------------------
    Total Senior Credit Facility                        363,060            285,000
    Senior Secured Notes                                242,605            242,605
    Mortgage and other secured debts                     88,024            116,904
-----------------------------------------------------------------------------------
Total debt                                              693,689            644,509
Less:
    Current portion of long-term debt                   (10,417)           (41,241)
-----------------------------------------------------------------------------------
Long-term debt                                       $  683,272         $  603,268
-----------------------------------------------------------------------------------


Senior Credit Facility.

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered into a Senior Credit Facility consisting of the following: (1) a $150 million revolving line of credit (the "Revolving Credit Facility"); (2) a $285 million term loan (the "Term Loan"); and (3) an $80 million delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter-bank Offered Rate ("LIBOR") plus 3.50%, or approximately 5.53% at March 31, 2002. The outstanding amounts under the Revolving Credit Facility, if any, bear interest based upon a performance related grid.

The Senior Credit Facility requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (as defined); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

In December 2001, the Senior Credit Facility was amended in order to extend the date by which the Company is required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by June 30, 2002, the Company is required to enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of its consolidated debt. At March 31, 2002, the Company's debt mix is approximately 13% fixed and 87% variable.

The Revolving Credit Facility is available to fund obligations under the Plan and for general working capital requirements. The Revolving Credit Facility matures on October 2, 2006. Usage under the Revolving Credit Facility is subject to a Borrowing Base (as defined) calculation based upon real property collateral value and a percentage of eligible accounts receivable (as defined). Excluding an approximately $0.9 million posted letter of credit, no borrowings were outstanding under the Revolving Credit Facility at March 31, 2002.

The Delayed Draw Term Loan, as originally contracted, was to be used to (1) fund the purchase price of a proposed acquisition of a pharmacy operation; (2) pay certain outstanding amounts owed to ElderTrust on certain loans secured by mortgages; (3) fund the exercise of an option to purchase three eldercare centers; and (4) to make other Specific Payments (as defined). Once repaid, the Delayed Draw Term Loan cannot be re-borrowed. The Delayed Draw Term Loan amortizes at a rate of one percent per year, and matures on April 2, 2007. As a result of subsequent developments in the Company's bid to consummate a proposed acquisition of a pharmacy operation, the Delayed Draw Term Loan was amended in December 2001 to allow available borrowings that were otherwise earmarked for the proposed pharmacy transaction to be used to restructure credit terms with NeighborCare(R) pharmacy's primary supplier of pharmacy products.

During the second quarter of fiscal 2002, the Company borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare pharmacy's primary supplier of pharmacy products. Prospectively, this change in credit terms should result in reduced pharmacy product acquisition costs, partially offset by an increase in interest expense on the incremental Delayed Draw Term Loan borrowings.

In the six months ended March 31, 2002, the Company utilized approximately $10 million from the Delayed Draw Term Loan to fund the exercise of the purchase option previously described, and the Company utilized approximately $28 million from the Delayed Draw Term Loan to satisfy certain mortgages as previously described. The Delayed Draw Term Loan is fully drawn at March 31, 2002.

Senior Secured Notes.

On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered into an indenture agreement in the principal amount of $242.6 million (the "Senior Secured Notes"). The Senior Secured Notes bear interest at LIBOR plus 5.0% (approximately 7.03% at March 31, 2002), and amortize one percent each year and mature on April 2, 2007.

Other Secured Indebtedness.

During the six months ended March 31, 2002, the Company refinanced approximately $28 million of other secured indebtedness with proceeds from the Delayed Draw Term Loan. At March 31, 2002, the Company had approximately $88.0 million of other secured debt consisting principally of revenue bonds and secured bank loans.

7.  Income Taxes

The Company's provision for income taxes for the six months ended March 31, 2002 was $29.6 million. The Company realized a $15.4 million tax benefit through the realization of Net Operating Loss ("NOL") carryforwards and $2.6 million of deferred tax liabilities due to temporary differences between book and tax basis goodwill amortization. Pursuant to SOP 90-7, the income tax benefit of any future realization of the NOL carryforwards are applied first as a reduction to goodwill.

8.       Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income
(loss) attributed to common shares (in thousands, except per share data):



                                                 Successor    |  Predecessor      Successor   |  Predecessor
                                                  Company     |    Company         Company    |    Company
-------------------------------------------------------------------------------------------------------------
                                                   Three      |     Three            Six      |      Six
                                                   Months     |     Months         Months     |     Months
                                                   Ended      |      Ended          Ended     |     Ended
                                                  March 31,   |    March 31,       March 31,  |    March 31,
                                                    2002      |      2001            2002     |      2001
-------------------------------------------------------------------------------------------------------------
                                                              |                               |
Basic:                                                        |                               |
Numerator:                                                    |                               |
Income (loss) from continuing operations          $ 28,742    |   $ (36,030)      $ 44,832    |   $ (68,355)
Loss from discontinued operations                   (3,799)   |        (693)        (4,290)   |      (1,179)
Net income (loss) attributed to common                        |                               |
    shareholders                                  $ 24,943    |   $ (36,723)      $ 40,542    |   $ (69,534)
-------------------------------------------------------------------------------------------------------------
Denominator:                                                  |                               |
Weighted average shares                             41,168    |      48,641         41,102    |      48,641
-------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:                                    |                               |
Income (loss) from continuing operations          $   0.70    |   $   (0.74)      $   1.09    |   $   (1.41)
Loss from discontinued operations                    (0.09)   |       (0.01)         (0.10)   |       (0.02)
Net income (loss) attributed to common                        |                               |
    shareholders                                  $   0.61    |   $   (0.75)      $   0.99    |   $   (1.43)
-------------------------------------------------------------------------------------------------------------
                                                              |                               |
Diluted:                                                      |                               |
Numerator:                                                    |                               |
Income (loss) from continuing operations          $ 28,742    |   $ (36,030)      $ 44,832    |   $ (68,355)
Elimination of preferred dividend                             |                               |
    requirements upon assumed conversion of                   |                               |
    preferred stock                                    630    |           -         1,260     |           -
--------------------------------------------------------------|-------------------------------|--------------
Income (loss) from continuing operations for                  |                               |
    purposes of diluted calculation                 29,372    |     (36,030)        46,092    |     (68,355)
Loss from discontinued operations                   (3,799)   |        (693)        (4,290)   |      (1,179)
Net income (loss) attributed to  common                       |                               |
    shareholders for purposes of diluted                      |                               |
    calculation                                   $ 25,573    |   $ (36,723)      $ 41,802    |   $ (69,534)
                                                              |                               |
--------------------------------------------------------------|-------------------------------|--------------
Denominator:                                                  |                               |
Weighted average shares - basic                     41,168    |      48,641         41,102    |      48,641
Add:                                                          |                               |
   Assumed conversion of preferred stock             2,095    |           -          2,095    |           -
   Dilutive effect of contingent issuable stock         38    |           -             33    |           -
--------------------------------------------------------------|-------------------------------|--------------
Weighted average shares - diluted                   43,301    |      48,641         43,230    |      48,641
-------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:                                    |                               |
Income (loss) from continuing operations          $   0.68    |   $   (0.74)      $   1.07    |   $   (1.41)
Loss from discontinued operations                    (0.09)   |       (0.01)         (0.10)   |       (0.02)
Net income (loss) attributed to common                        |                               |
    shareholders                                  $   0.59    |   $   (0.75)      $   0.97    |   $   (1.43)
-------------------------------------------------------------------------------------------------------------



Basic earnings per share is calculated by dividing net income (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator). Included in the calculation of basic weighted average shares of 41,168,498 and 41,102,279 for the three and six months ended March 31, 2002, respectively, are 1,366,221 shares to be issued in connection with a plan confirmed by a court, of which, approximately 480,000 shares were issued subsequent to March 31, 2002.

Diluted earnings per share is calculated in a manner consistent with basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed conversion of Series A Convertible Preferred Stock and contingent issuable stock. No conversion of preferred stock is assumed in the three and six months ended March 31, 2001 since their effect is antidilutive, however, the conversion of preferred stock is assumed in the three and six months ended March 31, 2002 since their effect is dilutive. No exercise of warrants or employee stock options is assumed for the three and six months ended March 31, 2002 since their effect is antidilutive.

9.  Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):



                                                Successor  |  Predecessor        Successor    |   Predecessor
                                                 Company   |    Company           Company     |     Company
----------------------------------------------------------------------------------------------------------------
                                                  Three    |     Three              Six       |       Six
                                                  Months   |     Months            Months     |      Months
                                                  Ended    |     Ended             Ended      |      Ended
                                                 March 31, |    March 31,         March 31,   |     March 31,
                                                   2002    |      2001              2002      |       2001
----------------------------------------------------------------------------------------------------------------
                                                           |                                  |
Net income (loss) attributed to common                     |                                  |
    shareholders                                 $ 24,943  |   $ (36,723)          $ 40,542   |     $ (69,534)
Unrealized gain (loss) on marketable                       |                                  |
    securities                                       (266) |         713               (245)  |         1,400
----------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                $ 24,677  |   $ (36,010)          $ 40,297   |     $ (68,134)
----------------------------------------------------------------------------------------------------------------



10. Discontinued Operations

On October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards, No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144"). Under SFAS 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. During the six months ended March 31, 2002, the Company sold its ambulance business and either closed or identified for closure three eldercare centers. The results of operations in the current and prior year periods, along with any costs to exit such businesses in the current year period, have been classified as discontinued operations in the condensed consolidated statements of operations. Businesses sold or closed prior to the Company's adoption of SFAS 144 continue to be reported in the results of continuing operations.

The Company's ambulance business, which was not a reportable segment, has been available for sale for several years. The ambulance business, which was purchased in 1996 in connection with an acquisition of eldercare centers in Pennsylvania and New Jersey, did not align with the Company's core operating strategies. The three eldercare centers either closed or identified for closure are components of the Company's inpatient services segment. These closures were prompted by their lack of historical and projected satisfactory operating performance.

The following table sets forth the components of losses from discontinued operations (in thousands):

                                                Successor   | Predecessor        Successor   |    Predecessor
                                                 Company    |   Company           Company    |      Company
-------------------------------------------------------------------------------------------------------------
                                                  Three     |    Three              Six      |        Six
                                                  Months    |    Months            Months    |       Months
                                                  Ended     |    Ended             Ended     |       Ended
                                                 March 31,  |   March 31,         March 31,  |      March 31,
                                                   2002     |     2001              2002     |        2001
-------------------------------------------------------------------------------------------------------------
                                                            |                                |
Operating losses of discontinued businesses      $ (1,147)  |  $   (693)        $  (1,950)   |    $  (1,179)
Loss on discontinuation of businesses              (5,082)  |         -            (5,082)   |            -
Income tax benefit                                  2,430   |         -             2,742    |            -
-------------------------------------------------------------------------------------------------------------
Loss from  discontinued  operations,  net of                |                                |
   taxes                                         $ (3,799)  |  $   (693)        $  (4,290)   |    $  (1,179)
=============================================================================================================



The loss on discontinuation of businesses includes the write-down of assets to fair value, less costs to sell and maintain any related long-lived assets through the estimated sale date.

The following table sets forth the carrying amounts of the major classes of assets and liabilities of discontinued operations (in thousands):


                                                                      Successor        Successor
                                                                       Company          Company
                                                                       March 31,      September 30,
                                                                         2002             2001
---------------------------------------------------------------------------------------------------

Current assets                                                        $   4,721        $   5,529
Non current assets (including property, plant and equipment)              1,811            6,240
Current liabilities                                                   $   1,983        $   1,622
---------------------------------------------------------------------------------------------------



11. Segment Information

The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) inpatient services and (2) pharmacy and medical supplies services.

The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at its 190 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 64 institutional pharmacies (eight are jointly-owned) and 23 medical supply and home medical equipment distribution centers (four are jointly-owned) located in its various market areas. In addition, the Company operates 31 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists.

Approximately 91% of the sales attributable to all pharmacy operations are generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

The carrying value of the Company's assets in the following segment information at March 31, 2002 and September 30, 2001, and the capital costs (depreciation and amortization, lease expense, and interest), as well as income taxes, minority interest and preferred dividends for the three and six months ended March 31, 2002 reflect the provisions of the Plan and the impact of fresh-start reporting. These costs for periods prior to the Company's emergence from bankruptcy generally were recorded based on historical costs or contractual agreements and do not reflect the provisions of the Plan. Accordingly, capital costs of the Successor Company for the three and six months ended March 31, 2002 are not comparable to those of the Predecessor Company for the same period in the prior year.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "All other" category of revenues and operating income represents operating information of business units below the prescribed quantitative thresholds. These business units derive revenues from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. The "Corporate and other" category consists of the Company's general and administrative function, for which there is generally no revenue generated, as well as other unallocated expenses.



                                                  Successor    |  Predecessor        Successor   |    Predecessor
                                                   Company     |    Company           Company    |      Company
                                                Three months   |  Three months      Six months   |    Six months
                                                    ended      |   ended (1)           ended     |     ended (1)
(in thousands)                                 March 31, 2002  | March 31, 2001   March 31, 2002 |  March 31, 2001
------------------------------------------------------------------------------------------------------------------
                                                               |                                 |
Revenues:                                                      |                                 |
   Inpatient services - external                 $ 355,416     |   $ 330,777        $  706,172   | $   660,807
   Pharmacy and medical supply services:                       |                                 |
     External                                      280,052     |     255,601           553,446   |     511,175
     Intersegment                                   26,629     |      25,088            52,876   |      47,258
   All other:                                                  |                                 |
     External                                       43,426     |      37,832            83,407   |      75,337
     Intersegment                                   42,951     |      48,637            85,664   |      95,175
   Elimination of intersegment revenues            (69,580)    |     (73,725)         (138,540)  |    (142,433)
------------------------------------------------------------------------------------------------------------------
       Total net revenues                        $ 678,894     |   $ 624,210        $1,343,025   | $ 1,247,319
------------------------------------------------------------------------------------------------------------------
Operating income (2):                                          |                                 |
   Inpatient services                            $  45,364     |   $  33,142        $   91,061   | $    73,050
   Pharmacy and medical supply services             26,845     |      21,225            53,099   |      44,431
   All other                                        12,499     |      13,365            23,573   |      23,860
   Corporate and other                             (20,192)    |     (16,325)          (40,852)  |     (29,654)
------------------------------------------------------------------------------------------------------------------
       Total operating income                    $  64,516     |   $  51,407        $  126,881   | $   111,687
------------------------------------------------------------------------------------------------------------------
Capital and other:                                             |                                 |
   Consolidated:                                               |                                 |
     Depreciation and amortization               $  16,068     |   $  26,402       $   31,797    | $    53,261
     Lease expense                                   6,600     |       8,944           13,519    |      18,197
     Interest expense                               12,642     |      31,608           25,701    |      65,757
     Gain on arbitration award                     (21,678)    |           -          (21,678)   |           -
     Gain on sale of eldercare center                    -     |           -                -    |      (1,770)
     Loss on sale of eldercare center                    -     |       2,310                -    |       2,310
     Debt restructuring and reorganization                     |                                 |
       costs                                         1,700     |      10,497            1,700    |      24,706
     Income taxes                                   19,182     |           -           29,578    |           -
     Equity in earnings (loss) of                              |                                 |
       unconsolidated affiliates                       (35)    |        (814)             580    |      (1,030)
     Minority interest                                (595)    |       4,387             (752)   |       6,198
     Preferred stock dividends                         630     |      11,249            1,260    |      22,749
------------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing                             |                                 |
       operations                                   28,742     |     (36,030)          44,832    |     (68,355)
     Loss from discontinued operations, net                    |                                 |
       of taxes                                     (3,799)    |        (693)          (4,290)   |      (1,179)
------------------------------------------------------------------------------------------------------------------
     Net income (loss) attributed to                           |                                 |
       common shareholders                        $ 24,943     |   $ (36,723)      $   40,542    | $   (69,534)
==================================================================================================================



                                                Successor Company      Successor Company
(in thousands)                                   March 31, 2002      September 30, 2001 (1)
-------------------------------------------------------------------------------------------

Assets:
     Inpatient services                             $   1,011,023           $   1,079,791
     Pharmacy and medical supply services                 695,203                 672,234
     Other                                                201,009                  82,555
------------------------------------------------------------------------------------------
                                                    $   1,907,235           $   1,834,580
==========================================================================================



(1) The March 31, 2001 and September 30, 2001 periods were restated to conform to the current period presentation which considers direct overhead costs in the calculation of inpatient services operating income and realigns overhead businesses within the inpatient services segment for the asset information. The summary segment information for pharmacy and medical supplies has historically included direct overhead costs. In accordance with our adoption of SFAS 144, the inpatient services and "all other" services segments for the periods ended March 31, 2001 were restated to remove discontinued businesses from the results of continuing operations.

(2) Operating income is defined as income after operating expenses as they appear on the Company's unaudited condensed consolidated statements of operations and is calculated by subtracting salaries, wages and benefits, cost of sales and other operating expenses from net revenues.

12. Restricted Assets

At March 31, 2002 and September 30, 2001, the Company reported restricted investments in marketable securities of $64.4 million and $51.6 million, respectively, which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

13. Arbitration Award

On February 14, 2002, the arbitrator ruled in favor of NeighborCare on all claims and counterclaims in the lawsuit involving Manor Care, Inc. and Manorcare Health Services, Inc. ("Manor Care"). The arbitrator found that Manor Care did not lawfully terminate the Master Service Agreements with NeighborCare, so that those contracts remain in full force and effect until the end of September 2004. The arbitrator awarded NeighborCare $23.0 million in damages for respondents' failure to allow NeighborCare to exercise its right under the Master Service Agreements to service facilities owned and operated by a subsidiary of respondent Manor Care. In addition, the arbitrator terminated his prior ruling that allowed respondents to withhold 10% of their payments to NeighborCare, and respondents paid NeighborCare an additional $8.8 million in funds representing the amounts withheld during the course of the arbitration pursuant to the arbitrator's prior ruling.

NeighborCare and respondents have each submitted post-decision motions. NeighborCare has asserted that the amount of its damages should be adjusted upward by approximately $1.0 million. Respondents contend that the amount of damages should be adjusted downward by approximately $2.0 million, and have also asked the arbitrator to rule that, under the Master Service Agreements, NeighborCare remains obligated to renegotiate the pricing it offers to respondents for pharmacy and infusion therapy products and services. The parties have fully briefed these motions, and anticipate oral argument on the motions in late May, 2002.

In March 2002, we recorded a net gain of $21.7 million resulting from the award in the HCR Manor Care arbitration. Cash proceeds from that award were received in April of 2002. No income has been recorded on the disputed amounts previously described. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report of Form 10-K.

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

Inpatient services revenues include all room and board charges and ancillary service revenue for our eldercare customers at our 190 owned and leased eldercare centers.

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy operations. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by us, as well as to independent healthcare providers by contract. We provide these services through 64 institutional pharmacies (eight are jointly-owned) and 23 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas. In addition, we operate 31 community-based pharmacies (two are jointly-owned), which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists.

We include the following service revenue in other revenues: rehabilitation therapy services, management fees, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services.

Certain Transactions and Events

Reorganization:

Background.

On June 22, 2000, (the "Petition Date") we and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, our 43.6% owned affiliate, The Multicare Companies, Inc. and certain of its direct and indirect subsidiaries ("Multicare") and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases" unless the context otherwise requires).

Our and Multicare's financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on our and Multicare's cash flows. Second, the federal reimbursement changes exacerbated a long-standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors adversely affected our and Multicare's cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we and Multicare were too highly leveraged to service our debt, including our long-term lease obligations.

On October 2, 2001, (the "Effective Date"), we and Multicare consummated a joint plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code (the

"Reorganization") pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the Plan proposed by us, and Multicare. The principal provisions of the Plan were as follows:

o Multicare became our wholly-owned subsidiary. We previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare(R) brand name;
o New senior notes, new convertible preferred stock, new common stock and new warrants were issued to our and Multicare's creditors. Approximately 93% of new common stock, $242.6 million in new senior notes and new preferred stock with a liquidation preference of $42.6 million were issued to our and Multicare's senior secured creditors. New one year warrants to purchase an additional 11% of the new common stock and approximately 7% of the new common stock have been or will be issued to our and Multicare's unsecured creditors;
o Holders of our and Multicare's pre-chapter 11 preferred and common stock received no distribution and those instruments were canceled;
o Claims between us and Multicare were set-off against one another and any remaining claims were waived and released; and
o   A new Board of Directors was constituted.

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

In accordance with SOP 90-7 (as defined below under "Fresh-Start Reporting"), we recorded all expenses incurred as a result of the Bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs are as follows (in thousands):



                                              Successor    |    Predecessor       Successor    |  Predecessor
                                               Company     |      Company          Company     |    Company
-----------------------------------------------------------------------------------------------------------------
                                                Three      |       Three             Six       |      Six
                                            months ended   |    months ended     months ended  |   months ended
                                           March 31, 2002  |   March 31, 2001   March 31, 2002 |  March 31, 2001
-----------------------------------------------------------------------------------------------------------------
                                                           |                                   |
Debt restructuring and reorganization costs:               |                                   |
  Professional, bank and other fees               $      - |       $  8,113          $     -   |     $ 18,212
  Employee benefit related costs,                          |                                   |
    including severance                                  - |          1,892                -   |        5,854
  Exit costs of terminated businesses                    - |            492                -   |          640
  Post confirmation mortgage                               |                                   |
    adjustment                                       1,700 |              -            1,700   |            -
-----------------------------------------------------------------------------------------------------------------
                                                  $  1,700 |       $ 10,497         $  1,700   |     $ 24,706
-----------------------------------------------------------------------------------------------------------------


The post confirmation mortgage adjustment recorded during the periods ended March 31, 2002 is the result of a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by $1.7 million.

Fresh-Start Reporting.

Upon emergence from our Chapter 11 proceedings, we adopted the principles of fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") / ("fresh-start reporting"). For financial reporting purposes, we adopted the provisions of fresh-start reporting effective September 30, 2001. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes, the provisions of our Plan were implemented, assets and liabilities were adjusted to their estimated fair values and our accumulated deficit was eliminated.

Factors Affecting Comparability of Financial Information.

As a consequence of the implementation of fresh-start reporting effective September 30, 2001, the financial information presented in the unaudited condensed consolidated statement of operations for the three and six months ended March 31, 2002 and the statement of cash flows for the six months ended March 31, 2002 are generally not comparable to the financial results for the corresponding periods in the prior year. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of fresh-start reporting, while those labeled "Successor Company" refer to periods following adoption of fresh-start reporting.

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


Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Inpatient Services

Inpatient services revenue increased $24.6 million, or 7%, to $355.4 million for the three months ended March 31, 2002 from $330.8 million for the same period in the previous year. Approximately $29.4 million is principally attributed to increased payment rates and higher Medicare, private pay and insurance patient days ("Quality Mix") as a percentage of total patient days. Our average rate per patient day for the three months ended March 31, 2002 was $181 compared to $165 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the Benefits Improvement Protection Act ("BIPA") on our average Medicare rate per patient day, which increased to $338 for the three months ended March 31, 2002 compared to $315 for the comparable period in the prior year. Our revenue Quality Mix for the three months ended March 31, 2002 was 52.2% compared to 51.3% for the comparable period in the prior year. These rate and Quality Mix increases are offset by a decrease in revenue of approximately $4.8 million resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 56,333 to 1,964,434 during the three months ended March 31, 2002 compared to 2,020,767 during the comparable period last year. Of this decrease, 60,700 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers discontinued in the prior year period; offset by the addition of 2,223 patient days of two new eldercare centers. The remaining increase of 2,144 patient days is the result of an increase in overall occupancy.

Operating expenses for the three months ended March 31, 2002 increased $12.4 million, or 4%, to $310.0 million from $297.6 million for the same period in the prior year. The primary cost for this segment is salary, wage and benefit costs, which increased $10.2 million, or 6% for the three month period ended March 31, 2002 to $174.8 million from $164.6 million for the same period in the prior year. This increase is net of a reduction of approximately $3.3 million in salary, wage and benefit costs resulting from the sale, closure or lease terminations of certain eldercare centers. Salary, wage and benefit costs, considering the impact of exited businesses, increased $13.5 million, or 8%, driven by inflationary cost increases and the relative mix of employed labor versus agency labor costs. As a percentage of net revenue, salary, wage and benefit costs, once adjusted for the impact of exited businesses, increased to 49.2% for the three months ended March 31, 2002, compared to 48.8% for the comparable period in the prior year. This increase is the result of continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs) resulting from improved hiring and retention trends. The impact of these inflationary and volume increases expressed as a percentage of revenue is offset with a disproportionate per diem rate growth, largely created by the effect of BIPA, previously discussed. Other operating expenses, once reduced for the impact of new and exited businesses ($1.7 million for the three months ended March 31, 2001), increased $3.9 million, or 3%, to $135.3 million for the three months ended March 31, 2002 compared to $131.3 million for the same period last year. The increase was primarily driven by additional ancillary supply costs to treat a higher acuity customer base of approximately $3.0 million, additional bad debt expense of $1.0 million, increased property and general liability insurance of approximately $0.5 million and other operating costs of approximately $0.2 million. These increases were offset by reduced agency labor costs (principally nursing costs) of approximately $0.8 million. External labor agencies charge the Company a premium rate for labor compared to salary, wages and benefits earned by employees. The declining reliance upon such external labor agencies serves to reduce overall operating expense while increasing salary, wages and benefits costs.

Operating income increased $12.3 million, to $45.4 million for three months ended March 31, 2002 from $33.1 million in the same period in the prior year.

Pharmacy and medical supply services

Pharmacy and medical supply services revenue (before intersegment eliminations) increased $26.0 million, or 9%, to $306.7 million for the three months ended March 31, 2002 compared to $280.7 million for the three months ended March 31, 2001. Revenues from intersegment customers, which are eliminated in consolidation, increased approximately $1.5 million, or 6%, to $26.6 million for the three months ended March 31, 2002 compared to $25.1 million for the same period of the prior year. The remaining increase in net pharmacy and medical supply service revenues of approximately $24.5 million, or 9%, is due primarily to rate increases and shifts in customer and product mix with external customers.

Cost of sales (before intersegment eliminations) increased $18.7 million, or 11%, for the three month period ended March 31, 2002, to $194.7 million from $176.0 million for the same period in the prior year. Of this growth, $16.3 million is attributed to pharmacy and medical supply revenue growth, and $2.4 million is attributed to changes in customer and product mix. As a percentage of revenue, cost of sales for the three month period ended March 31, 2002 was 63.5% compared to 62.7% for the comparable period in the prior year. Other operating expenses for this segment, including salaries, wages and benefits, increased $1.7 million, or 2%, to $85.2 million for the three months ended March 31, 2002 compared to $83.5 million for the same period in the prior year. As a percentage of revenue, other operating costs declined to 28% for the three months ended March 31, 2002 compared to 30% for the comparable period in the prior year. This decline is attributed to improved cost control and the absorption of fixed costs by the relative level of revenue growth.

Operating income increased $5.6 million, to $26.8 million for three months ended March 31, 2002 from $21.2 million in the same period in the prior year.

During the second quarter of fiscal 2002, we borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare(R) pharmacy's primary supplier of pharmacy products. Prospectively, this change in credit terms should result in reduced pharmacy product acquisition costs.

All Other

All other includes operating information of business units below the prescribed quantitative thresholds. These business units derive revenues and expenses from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. Revenues, including intersegment revenues, from other segments decreased approximately $0.1 million to $86.4 million from $86.5 million for the three month periods ended March 31, 2002 and March 31, 2001, respectively. The decline was primarily caused by less management and development fee revenue, offset by growth in other service related businesses' revenue.

Operating income for all other businesses declined $0.9 million, to $12.5 million for three months ended March 31, 2002 from $13.4 million in the same period in the prior year.

Corporate and other

The "Corporate and other" category consists of our general and administrative function and other unallocated amounts, for which there is generally no revenue generated. Operating expenses increased $3.9 million in the three months ended March 31, 2002 to $20.2 million compared to $16.3 million in the comparable period in the prior year. Of this increase, approximately $3.8 million is related to increased expense levels for our cash based incentive compensation program and an executive non-cash stock based compensation program, approximately $1.5 million relates to other unallocated employee benefit costs, and the remaining increase of approximately $2.1 million is principally attributed to labor related and other operating expense growth in our corporate support functions. These increases are offset by a $3.5 million charge recognized in the three months ended in March 31, 2001 in connection with the renegotiation of the pharmacy supply agreement with our principle supplier of pharmacy related products. These negotiations resulted in more beneficial credit terms and improved pricing on certain products.

Capital costs and other

Our capital costs for the three months ended March 31, 2002 reflect the impact of fresh-start reporting following our emergence from bankruptcy. Those adjustments materially changed the recorded amounts of capital costs, most notably depreciation and amortization, lease expense, interest expense, income taxes, minority interest and preferred stock dividends, and as a result, will not be comparable to those for the three months ended March 31, 2001.

Depreciation and amortization expense decreased $10.3 million to $16.1 million for the three months ended March 31, 2002 compared to $26.4 million for the same period in the prior year. The decrease was primarily caused by the impact of fresh-start reporting on the carrying value of our property, plant and equipment, which were adjusted to their estimated fair values as of September 30, 2001.

Lease expense decreased $2.3 million for the three months ended March 31, 2002, to $6.6 million compared to $8.9 million for the same period in the prior year. Of this decrease, approximately $0.9 million is attributed to the sale, closure or lease terminations or modifications of certain leased eldercare centers. The remaining decrease of approximately $1.4 million is principally attributed to the discharge in bankruptcy of our lease financing facility.

Interest expense decreased $19.0 million for the three months ended March 31, 2002, to $12.6 million compared to $31.6 million for the same period in the prior year. For the three months ended March 31, 2001, in accordance with SOP 90-7, we ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the three months ended March 31, 2001 was $56.7 million, leaving $25.1 million of interest expense unaccrued for that period as a result of the Chapter 11 cases. Interest expense for the three months ended

March 31, 2002 has been accrued at the contractual rates. Contractual interest expense for the three months ended March 31, 2002 decreased by $44.1 million compared to the same period in the prior year. This decrease is attributed to the overall reduction of debt levels following our emergence from bankruptcy in addition to a lower weighted average borrowing rate.

In March 2002, we recorded a net gain of $21.7 million resulting from the award in the HCR Manor Care arbitration. Cash proceeds from that award were received in April of 2002. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report of Form 10-K.

In April 2001, we sold an operational 121 bed eldercare center for cash consideration of approximately $0.5 million. The sale resulted in a net loss of approximately $2.3 million.

During the three months ended March 31, 2002, we recorded a post confirmation charge resulting from a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by approximately $1.7 million. During the same period in the prior year, we recorded legal, bank, accounting and other costs of approximately $8.1 million in connection with the Chapter 11 cases. In addition, we incurred costs of $1.9 million in the three months ended March 31, 2001 for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program. Also, we incurred approximately $0.5 million of costs associated with exiting certain terminated businesses.

Income tax increased $19.2 million for the three months ended March 31, 2002 from zero in the same period in the prior year. Our provision for income taxes for the three months ended March 31, 2002 was $19.2 million. We realized a $7.7 million tax benefit through the realization of Net Operating Loss ("NOL") carryforwards and $1.3 million of deferred tax liabilities due to temporary differences between book and tax basis goodwill amortization. Pursuant to SOP 90-7, the income tax benefit of any future realization of the NOL carryforwards are applied first as a reduction to goodwill.

Minority interest decreased $5.0 million during the three months ended March 31, 2002 to ($0.6) million compared to $4.4 million for the comparable period in the prior year. This decrease is primarily due to the 56.4% interest in the net losses of Multicare attributable to the joint venture partners in the three months ended March 31, 2001. Upon our emergence from bankruptcy, we and Multicare merged, effectively terminating the joint venture and any interest the joint venture partners had in Multicare.

Preferred stock dividends decreased $10.6 million to $0.6 million during the three months ended March 31, 2002 compared to $11.2 million for the comparable period in the prior year. This decrease is attributed to the cancellation of our Predecessor Company preferred stock and related dividends, and offset with dividends on $42.0 million of Series A Redeemable Preferred Stock issued in connection with the Plan.

Losses from discontinued operations increased $3.1 million for the three months ended March 31, 2002, to ($3.8) million from ($0.7) million for the same period in the prior year. On October 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards, No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144"). Under SFAS 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. During the three months ended March 31, 2002, we sold our ambulance business and either closed or identified for closure three eldercare centers. The results of operations in the current year and prior year periods, along with any costs to exit such businesses in the current year period, have been classified as discontinued operations in the accompanying financial statements. Businesses sold or closed prior to our adoption of SFAS 144 continue to be reported in the results of continuing operations.

Six months ended March 31, 2002 compared to six months ended March 31, 2001

Inpatient Services

Inpatient services revenue increased $45.4 million, or 7%, to $706.2 million for the six months ended March 31, 2002 from $660.8 million for the same period in the previous year. Approximately $55.2 million is principally attributed to increased payment rates and higher Quality Mix as a percentage of total patient days. Our average rate per patient day for the six months ended March 31, 2002 was $178 compared to $163 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of BIPA on our average Medicare rate per patient day, which increased to $339 for the six months ended March 31, 2002 compared to $315 for the comparable period in the prior year. Our revenue Quality Mix for the six months ended March 31, 2002 was 51.3% compared to 50.7% for the comparable period in the prior year. These rate and Quality Mix increases are offset by a decrease in revenue of approximately $9.8 million resulting from the sale, closure or lease terminations of certain eldercare centers. Total patient days decreased 102,632 to 3,995,543 during the six months ended March 31, 2002 compared to 4,098,175 during the comparable period last year. Of this decrease, 111,553 patient days are attributed to the sale, closure or lease terminations of certain eldercare centers; offset by the addition of 8,477 patient days of two new eldercare centers and increased operating census of 444 patient days as the result of an increase in overall occupancy.

Operating expenses for the six months ended March 31, 2002 increased $27.3 million, or 5%, to $615.1 million from $587.8 million for the same period in the prior year. The primary cost for this segment is salary, wage and benefit costs, which increased $15.6 million, or 5% for the six month period ended March 31, 2002 to $346.0 million from $330.4 million for the same period in the prior year. This increase includes the reduction of approximately $7.0 million in salary, wage and benefit costs resulting from the sale, closure or lease terminations of certain eldercare centers. Salary, wage and benefit costs, considering the impact of exited businesses, increased $22.6 million, or 7%, driven by inflationary cost increases and the relative mix of employed labor versus agency labor costs. As a percentage of net revenue, salary, wage and benefit costs, once adjusted for the impact of exited businesses, was approximately 50.0% for the six months ended March 31, 2002, relatively unchanged when compared with the comparable period in the prior year, despite a disproportionate per diem rate growth, largely created by the effect of BIPA, previously discussed. The inpatient services segment has experienced continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs) resulting from improved hiring and retention trends. Other operating expense, once reduced for the impact of exited businesses ($3.5 million for the six months ended March 31, 2001), increased $15.2 million, or 6%, to $269.2 million for the six months ended March 31, 2002 compared to $253.9 million for the same period last year. The increase was primarily driven by additional ancillary supply costs to treat a higher acuity customer base of approximately $7.7 million, increased property and general liability insurance of approximately $1.1 million, increased agency labor costs (principally nursing costs) of approximately $0.7 million, increased bad debt expense of approximately $0.2 million and other operating costs of approximately $5.5 million. External labor agencies charge the Company a premium rate for labor compared to salary, wage and benefits earned by employees.

Operating income increased $18.0 million, to $91.1 million for six months ended March 31, 2002 from $73.1 million in the same period in the prior year.

Pharmacy and medical supply services

Pharmacy and medical supply services revenue (before intersegment eliminations) increased $47.9 million, or 9%, to $606.3 million for the six months ended March 31, 2002 compared to $558.4 million for the six months ended March 31, 2001. Revenues from intersegment customers, which are eliminated in consolidation, increased approximately $5.6 million, or 12%, to $52.9 million for the six months ended March 31, 2002 compared to $47.3 million for the same period in the prior year. The remaining increase in net pharmacy and medical supply service revenues of approximately $42.3 million, or 8%, is due primarily to rate increases and shifts in customer and product mix with external customers.

Cost of sales (before intersegment eliminations) increased $33.8 million, or 10%, for the six month period ended March 31, 2002, to $382.5 million from $348.7 million for the same period in the prior year. Of this growth, $29.9 million is attributed to pharmacy and medical supply revenue growth, and $3.9 million is attributed to changes in customer and product mix. As a percentage of revenue, cost of sales for the six month period ended March 31, 2002 was 63.1% compared to 62.5% for the comparable period in the prior year. Other operating expenses for this segment, including salaries, wages and benefits, increased $5.3 million, or 3%, to $170.7 million for the six months ended March 31, 2002 compared to $165.4 million for the same period in the prior year. As a percentage of revenue, other operating costs declined to 28% for the six months ended March 31, 2002 from 30% for the comparable period in the prior year. This decline is attributed to improved cost control and the absorption of fixed costs by the relative level of revenue growth.

Operating income increased $8.7 million, to $53.1 million for six months ended March 31, 2002 from $44.4 million in the same period in the prior year.

During the second quarter of fiscal 2002, we borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare pharmacy's primary supplier of pharmacy products. Prospectively, this change in credit terms should result in reduced pharmacy product acquisition costs.

All Other

All other includes operating information of business units below the prescribed quantitative thresholds. These business units derive revenues and expenses from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. Revenues, including intersegment revenues, from other segments decreased approximately $1.4 million to $169.1 million from $170.5 million for the six month periods ended March 31, 2002 and March 31, 2001, respectively. The decline was primarily caused by less management and development fee revenue, offset by growth in other service related businesses' revenue.

Operating income for all other businesses remained relatively flat, declining $0.3 million, to $23.6 million for six months ended March 31, 2002 from $23.9 million in the same period in the prior year.

Corporate and other

The "Corporate and other" category consists of our general and administrative function and other unallocated amounts, for which there is generally no revenue generated. Operating expenses increased $11.2 million in the six months ended March 31, 2002 to $40.9 million compared to $29.7 million in the comparable period in the prior year. Of this increase, approximately $7.8 million is related to increased expense levels for our cash based incentive compensation program and an executive non-cash stock based compensation program, approximately $2.0 million relates to other unallocated employee benefit costs, and the remaining increase of approximately $4.9 million is principally attributed to labor related and other operating expense growth in our corporate support functions. These increases are offset by a $3.5 million charge recognized in the six months ended in March 31, 2001 in connection with the renegotiation of the pharmacy supply agreement with our principle supplier of pharmacy related products. These negotiations resulted in more beneficial credit terms and improved pricing on certain products.


Capital costs and other

Our capital costs for the six months ended March 31, 2002 reflect the impact of fresh-start reporting following our emergence from bankruptcy. Those adjustments materially changed the recorded amounts of capital costs, most notably depreciation and amortization, lease expense, interest expense, income taxes, minority interest and preferred stock dividends, and as a result, will not be comparable to those for the six months ended March 31, 2001.

Depreciation and amortization expense decreased $21.5 million to $31.8 million for the six months ended March 31, 2002 compared to $53.3 million for the same period in the prior year. The decrease was primarily caused by the impact of fresh-start reporting on the carrying value of our property, plant and equipment, which were adjusted to their estimated fair values as of September 30, 2001.

Lease expense decreased $4.7 million for the six months ended March 31, 2002, to $13.5 million compared to $18.2 million for the same period in the prior year. Of this decrease, approximately $1.8 million is attributed to the sale, closure or lease terminations or modifications of certain leased eldercare centers. The remaining decrease of approximately $2.9 million is principally attributed to the discharge in bankruptcy of our lease financing facility.

Interest expense decreased $40.1 million for the six months ended March 31, 2002, to $25.7 million compared to $65.8 million for the same period in the prior year. For the six months ended March 31, 2001, in accordance with SOP 90-7, we ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the six months ended March 31, 2001 was $116.1 million, leaving $50.3 million of interest expense unaccrued for that period as a result of the Chapter 11 cases. Interest expense for the six months ended March 31, 2002 has been accrued at the contractual rates. Contractual interest expense for the six months ended March 31, 2002 decreased by $90.4 million compared to the same period in the prior year. This decrease is attributed to the overall reduction of debt levels following our emergence from bankruptcy in addition to a lower weighted average borrowing rate.

In March 2002, we recorded a net gain of $21.7 million resulting from the award in the HCR Manor Care arbitration. Cash proceeds from that award were received in April of 2002. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report of Form 10-K.

In October 2000, we sold an idle 232 bed eldercare center for cash consideration of approximately $7.0 million, resulting in a net gain on sale of approximately $1.8 million. In April 2001, we sold an operational 121 bed eldercare center for cash consideration of approximately $0.5 million. The sale resulted in a net loss sale of approximately $2.3 million.

During the six months ended March 31, 2002, we recorded a post confirmation charge resulting from a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by approximately $1.7 million. During the same period in the prior year, we recorded legal, bank, accounting and other costs of approximately $18.2 million in connection with the Chapter 11 cases. In addition, we incurred costs of $5.9 million in the six months ended March 31, 2001 for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program. Also, we incurred approximately $0.6 million of costs associated with exiting certain terminated businesses.

Income tax increased $29.6 million for the six months ended March 31, 2002 from zero in the same period in the prior year. Our provision for income taxes for the six months ended March 31, 2002 was $29.6 million. We realized a $15.4 million tax benefit through the realization of Net Operating Loss ("NOL") carryforwards and $2.6 million of deferred tax liabilities due to temporary differences between book and tax basis goodwill amortization. Pursuant to SOP 90-7, the income tax benefit of any future realization of the NOL carryforwards are applied first as a reduction to goodwill.

Minority interest decreased $7.0 million during the six months ended March 31, 2002 to ($0.8) million compared to $6.2 million for the comparable period in the prior year. This decrease is primarily due to the 56.4% interest in the net losses of Multicare attributable to the joint venture partners during the six months ended March 31, 2001. Upon our emergence from bankruptcy, we and Multicare merged, effectively terminating the joint venture and any interest the joint venture partners had in Multicare.

Preferred stock dividends decreased $21.4 million to $1.3 million during the six months ended March 31, 2002 compared to $22.7 million for the comparable period in the prior year. This decrease is attributed to the cancellation of our Predecessor Company preferred stock and related dividends, and offset with dividends on $42.0 million of Series A Redeemable Preferred Stock issued in connection with the Plan.

Losses from discontinued operations increased $3.1 million for the six months ended March 31, 2002, to ($4.3) million from ($1.2) million for the same period in the prior year. On October 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards, No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144"). Under SFAS 144, discontinued businesses or assets held for sale are removed from the results of continuing operations.

During the six months ended March 31, 2002, we sold our ambulance business and either closed or identified for closure three eldercare centers. The results of operations in the current year and prior year periods, along with any costs to exit such businesses in the current year period, have been classified as discontinued operations in the attached financial highlights and consolidated statements of operations. Businesses sold or closed prior to our adoption of SFAS 144 continue to be reported in the results of continuing operations.

Liquidity and Capital Resources

Working Capital and Cash Flows

At March 31, 2002, we had a cash and equivalents of $74.3 million, net working capital of $434.1 million and approximately $149.1 million of unused commitment under our $150 million Revolving Credit Facility.

At March 31, 2002, we had restricted investments in marketable securities of $64.4 million, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Our cash flow from operations before debt restructuring and reorganization costs for the six months ended March 31, 2002 was a source of cash of $66.9 million compared to a source of cash of $8.5 million for the six months ended March 31, 2001, principally due to reduced interest and lease payments following our Reorganization, improvement in the collection of accounts receivable and the timing of vendor payments and employee wages. During the second quarter of fiscal 2002, we borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare(R) Pharmacy's primary supplier of pharmacy products. Prospectively, this change in credit terms should result in reduced pharmacy product acquisition costs, partially offset by an increase in interest expense on the incremental Delayed Draw Term Loan borrowings. Assuming no future changes in variable rates of interest, the net impact of this transaction will be positive to our cash flows. Cash payments for debt restructuring and reorganization costs were approximately $32.2 million during the six months ended March 31, 2002 compared to $21.9 million for the same period in the prior year. We believe that cash flow from operations, along with available borrowings under our Revolving Credit Facility, are sufficient to meet our current liquidity needs.

Our days sales outstanding at March 31, 2002 was approximately 55 days compared to approximately 60 days at September 30, 2001.

On January 30, 2002, the Compensation Committee of the Board of Directors approved a cash-based incentive compensation program that provides for awards to eligible employees based upon the achievement of certain specified minimum targets directly related to the consolidated financial performance of the Company. The incentive compensation program provides for awards to elgible employees on a graduated basis as actual operating performance exceeds certain minimum financial targets.

Our net cash used for investing activities for the six months ended March 31, 2002 was $38.2 million, and includes approximately $20.0 million of capital expenditures. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in data processing hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect to continue to incur capital expenditure costs at levels at or above those for the six months ended March 31, 2002 for the foreseeable future.

Our investing activities for the six months ended March 31, 2002 also include: approximately $13.0 million in net investments in restricted investments in marketable securities, representing the current period funding of self insured workers' compensation and general / professional liability insurance retentions held by LHC; and approximately $10.5 million in connection with the exercise of an option to purchase three formerly leased eldercare centers.

Our cash flows from investing activities for the six months ended March 31, 2001 include approximately $7 million of cash proceeds from the sale of an eldercare center.

Our financing activities for the six months ended March 31, 2002, resulted in net cash inflows of $45.7 million, and include approximately $80.0 million of cash proceeds from borrowings under the Delayed Draw Term Loan. $10.0 million of the borrowings were used to finance the price of the purchase option previously described, and $28.0 million was used to refinance several mortgages at more favorable rates of interest. The Delayed Draw Term Loan was amended in December 2001 to allow $42.0 million of available credit under that loan to be used to restructure credit terms with NeighborCare(R) pharmacy's primary supplier of pharmacy products, as previously discussed.

In December 2001, the Senior Credit Facility was amended in order to extend the date by which we are required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by June 30, 2002, we are required the enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of our consolidated debt. At March 31, 2002, our debt mix is approximately 13% fixed and 87% variable.

For the six months ended March 31, 2002, we incurred approximately $13.5 million of lease obligation costs and expect to continue to incur lease costs at or above levels approximating those for the six months ended March 31, 2002 for the foreseeable future.

We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures as well as current and projected debt service requirements.

Financial Commitments

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

We have posted $2.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We have extended approximately $7.4 million in working capital lines of credit to certain jointly owned and managed companies, of which $4.9 million were unused at March 31, 2002. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were deemed unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We are a party to joint venture partnerships whereby our ownership interests are less than 50% of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $10.9 million of financial guarantees related to loan commitments of four jointly owned and managed companies. We have also provided $11.1 million of financial guarantees related to lease obligations of one jointly-owned and managed company. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Warrants

In connection with our Reorganization, we issued warrants (the "Warrants") to purchase 4,559,475 shares of new common stock. This represents approximately 11% of the new common stock issued on the Effective Date. The Warrants expire on October 2, 2002 and have an exercise price of $20.33 per share of new common stock.

Income Taxes

Our provision for income taxes for the six months ended March 31, 2002 was $29.6 million. We realized a $15.4 million tax benefit through the realization of NOL carryforwards and $2.6 million of deferred tax liabilities due to temporary differences between book and tax basis goodwill amortization. Pursuant to SOP 90-7, the income tax benefit of any future realization of the NOL carryforwards are applied first as a reduction to goodwill.

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

A number of the provisions of the Balanced Budget Act and the Benefits Improvement Protection Act enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $34. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case-mix classification system. In its announcement, CMS made it clear that case-mix refinements would be postponed for a full year and that the annual market adjustment for the fiscal year 2003 skilled nursing facility prospective payment rates would be promulgated as a notice in late July, 2002.

With regard to Congressional consideration, a package of Medicare amendments, including provider relief provisions, is expected to be enacted before the current session of Congress adjourns. It is premature to forecast the outcome of Congressional action.

Our previous estimates of the impact of the "SNF Medicare Cliff" (which included the anticipated effort of CMS changes in case-mix classification system) was approximately 18% of the per diem rate; the revised estimate factoring in the administrative decision not to proceed with changes at this time still exposes the facility sector to a 10% reduction. For us, this could have an adverse revenue impact exceeding $35 million. We are very involved with trade organizations representing the skilled nursing facility sector in aggressively pursing strategies to minimize the potentially adverse impact.

There may be additional provisions in the Medicare legislation affecting our other businesses. Congress is expected to consider changes affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings.

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

Certain service contracts permit our NeighborCare(R) pharmacy operations to provide services to HCR Manor Care, Inc. generating approximately $120 million, or ten percent and four percent of the net annual revenues, of NeighborCare and Genesis, respectively. These service contracts with HCR Manor Care are the subject of certain litigation. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report of Form 10-K.

Other

We manage the operations of 74 eldercare centers. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship. Historically, we have treated these transactions on a "net basis", thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the three and six months ended March 31, 2002, we billed our managed clients approximately $38.3 million and $75.1 million, respectively for such labor related costs.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes. In the past, we employed established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objective, we have historically used interest rate swap agreements to manage net exposure to interest rate changes related to our portfolio of borrowings. As of March 31, 2002, no interest rate swap agreements were in place.

In December 2001, the Senior Credit Facility was amended in order to extend the date by which we are required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by June 30, 2002, we are required to enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of our consolidated debt. At March 31, 2002, our debt mix is approximately 13% fixed and 87% variable.

At March 31, 2002, we had $605.7 million of debt subject to variable market rates of interest. For each additional percentage point increase in the LIBOR, we will incur additional interest expense of approximately $6.1 million annually.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

NeighborCare Pharmacy Services, Inc. v. HCR Manor Care, Inc., Manor Care, Inc. and ManorCare Health Services, Inc.

On May 7, 1999, our wholly-owned subsidiary, NeighborCare, filed a demand for arbitration under the commercial arbitration rules of the American Arbitration Association against HCR Manor Care, Inc., Manor Care, Inc. and ManorCare Health Services, Inc, collectively referred to as the respondents. The AAA arbitration principally concerns two long-term master service agreements between NeighborCare and ManorCare Health Services, Inc. Pursuant to one of these agreements, referred to as the master pharmacy agreement, NeighborCare provides pharmacy services to long-term care facilities owned or operated by Manor Care. Pursuant to the other agreement, referred to as the master infusion therapy agreement, NeighborCare provides infusion therapy products and services to Manor Care long-term care facilities.

In the AAA arbitration, NeighborCare sought injunctive relief and compensatory damages in connection with

o   respondents' attempt to terminate the master service agreements, and

o respondents' failure to provide NeighborCare with the right to serve as the preferred provider of pharmacy and infusion therapy services to all Manor Care long-term care facilities pursuant to the master service agreements.

Respondents filed counterclaims requesting declaratory relief approving the purported termination of the master service agreements, as well as counterclaims seeking compensatory damages in connection with alleged overcharges under the two agreements.

The arbitrator, on May 17, 2000, declined to dismiss NeighborCare's claims for money damages for breach of its contractual right to serve as the preferred provider to all Manor Care long-term care facilities. However, the arbitrator did dismiss, without prejudice, NeighborCare's claim for specific performance of that right.

On June 15, 2000, in anticipation of our possible bankruptcy filing, the arbitrator stayed the AAA arbitration. In connection with this stay, the parties agreed that respondents may pay NeighborCare 90% of the face amount of all invoices for pharmaceutical and infusion therapy goods and services that NeighborCare renders to respondents under the master service agreements. The parties agreed, however, that respondents must continue to pay NeighborCare the full face amount of all invoices for pharmacy consulting services under the master service agreements.

On February 14, 2002, the arbitrator ruled in favor of NeighborCare. The arbitrator found that Manor Care did not lawfully terminate its service contracts with NeighborCare. As a result, the contracts between NeighborCare and Manor Care, which expire in October 2004, remain in full force until that time. The arbitrator also determined that NeighborCare had the right to damages because it was not offered the opportunity to service facilities owned and operated by Healthcare & Retirement Corporation of America, Inc., which was deemed to be an affiliate of Manor Care under the contract. The arbitrator awarded us $23.4 million, plus pre-judgment interest, in compensatory damages. In addition, the arbitrator terminated his prior ruling that allowed Manor Care to withhold 10% of the payments owed to NeighborCare and Manor Care paid us an additional $8.8 million in funds representing the amounts withheld during the course of the AAA arbitration pursuant to the arbitrator's prior ruling.

NeighborCare and Manor Care have each submitted post-decision motions. NeighborCare has asserted that the amount of its damages should be adjusted upward by approximately $1 million. Manor Care contends that the amount of damages should be adjusted downward by approximately $2 million, and have also asked the arbitrator to rule that, under the Master Service Agreements, NeighborCare remains obligated to renegotiate the pricing it offers to respondents for pharmacy and infusion therapy products and services.

Genesis Health Ventures, Inc. v. HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr.

On May 7, 1999, we filed an action in the United States District Court for the District of Delaware against HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr. In this action, we seek compensatory and punitive damages exceeding $2 million for federal securities fraud, common-law fraud, negligent misrepresentation and controlling person liability in connection with material misrepresentations and omissions made by defendants during the course of our acquisition of Vitalink. We further seek injunctive relief with respect to Manor Care's failure to dispose of its ownership interests in Heartland Healthcare Services, a competitor of NeighborCare, pursuant to a non-competition provision found in a side agreement between Genesis, Vitalink and Manor Care.

Defendants filed a motion to dismiss or stay this action pending the resolution of the AAA arbitration. On March 22, 2000, the Court denied the defendants' motion to dismiss, but granted the motion to stay the case pending resolution of the AAA arbitration .

Manor Care, Inc. v. Genesis Health Ventures, Inc.

On August 17, 1999, Manor Care filed a lawsuit in the United States District Court for the District of Delaware against us. In this action, plaintiff brings claims under the federal securities laws resulting from alleged misrepresentations and omissions made by us in connection with Manor Care's acquisition of our series G preferred stock as compensation for its sale of Vitalink to us. Plaintiff seeks compensatory damages of unspecified amount, rescission of Manor Care's purchase of the series G preferred stock, and the return of the consideration paid by Manor Care at the time of our acquisition of Vitalink from Manor Care.

We filed a motion to dismiss this action. On September 29, 2000, the Court granted that motion in part and denied it in part. Specifically, the Court dismissed plaintiff's allegations regarding purportedly fraudulent statements concerning: our knowledge as to certain legislative changes to the Medicare program; the effect of our affiliate Multicare on our earnings; our intent with respect to the issuance of preferred stock; and our ability to declare dividends on the series G preferred stock. Accordingly, the only allegations that were not dismissed from this action concern our alleged failure to include certain financial information in the registration statement we filed in connection with its acquisition of Vitalink, and allegedly fraudulent statements concerning our labor relations. Our motion to consolidate this action with the action Genesis Health Ventures Inc. v. HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr., described above, has been denied.

On October 22, 2001, plaintiff filed a motion to reconsider the Court's decision to dismiss this action in part, and we filed our opposition to that motion. On December 5, 2001, we filed a motion to dismiss the entire action pursuant to our Joint Plan of Reorganization and the Bankruptcy Court's order confirming that reorganization plan, which extinguish plaintiff's claims against us except to the extent that those claims may be applied as set-off or recoupment against claims brought by us. (As discussed below, the defendants repled the claims in this action as affirmative defenses of set-off or recoupment against the claims we have filed in Genesis Health Ventures, Inc. v. HCR Manor Care, Inc., Civil Action No. 99-287 (D. Del.).)

The parties have completed briefing on defendants' motion for reconsideration and Genesis' motion to dismiss, and the parties await the Court's decision as to whether oral argument on these motions will be held.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

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


                                          GENESIS HEALTH VENTURES, INC.


Date: May 15, 2002                        /s/  George V. Hager, Jr.
                                          --------------------------------------
                                          George V. Hager, Jr.
                                          Executive Vice President and Chief
                                            Financial Officer