Form 10-Q
period 2002-06-30
GENESIS HEALTH VENTURES INC /PA
filed 2002-08-14
CIK 874265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                        Commission File Number: 000-33217

                          GENESIS HEALTH VENTURES, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          06-1132947
-------------------------------                            -------------------
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

                          YES  [X]       NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of August 9, 2002: 40,602,659 shares of common stock issued and 815,150 are to be issued in connection with the Company's plan of Reorganization confirmed by the Bankruptcy Court on September 20, 2001.

                                TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS                                                               Page
---------------------------------------------------------                                                                  2
                                                                                                                           -
Part I:  FINANCIAL INFORMATION
         Item 1.   Financial Statements                                                                                    3
         ------------------------------                                                                                    -
         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                  20
         -----------------------------------------------------------------------------------------------                  --
         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                             36
         --------------------------------------------------------------------                                             --

Part II: OTHER INFORMATION
         Item 1.   Legal Proceedings                                                                                      37
         ---------------------------                                                                                      --
         Item 2.   Changes in Securities and Use of Proceeds                                                              39
         ---------------------------------------------------                                                              --
         Item 3.   Defaults Upon Senior Securities                                                                        39
         -----------------------------------------                                                                        --
         Item 4.   Submission of Matters to a Vote of Security Holders                                                    39
         -------------------------------------------------------------                                                    --
         Item 5.   Other Information                                                                                      39
         ---------------------------                                                                                      --
         Item 6.   Exhibits and Reports on Form 8-K                                                                       39
         ------------------------------------------                                                                       --

SIGNATURES                                                                                                                40
----------                                                                                                                --



--------------------------------------------------------------------------------

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

Statements made in this report, and in our other public filings and releases, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

o certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments, expected future capital expenditure requirements; to effect repayment of trade payables due to our primary supplier of pharmacy products; and to successfully implement our strategic objectives in "Liquidity and Capital Resources - Strategic Objectives";

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

o our ability to successfully consummate a strategic pharmacy acquisition and upon consummation to realize anticipated benefits of the integration of those operations into our existing pharmacy business; and

o an economic downturn or changes in the laws affecting our business in those markets in which we operate.

Certain of these risks are described in more detail in our Annual Report on Form 10-K.

--------------------------------------------------------------------------------

                          Part I: FINANCIAL INFORMATION

Item 1.   Financial Statements

                             Genesis Health Ventures, Inc. and Subsidiaries
                            Unaudited Condensed Consolidated Balance Sheets (in thousands, except share and per share data)

                                                                        Successor Company      Successor Company
                                                                          June 30, 2002        September 30, 2001
-----------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and equivalents                                             $          103,477   $           32,139
      Restricted investments in marketable securities                              74,912               51,625
      Accounts receivable, net of allowance for doubtful accounts                 383,251              399,816
      Inventory                                                                    62,647               65,222
      Prepaid expenses and other current assets                                    55,519               35,753
-----------------------------------------------------------------------------------------------------------------
           Total current assets                                                   679,806              584,555
-----------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                841,971              822,740
Other long-term assets                                                             53,964               60,237
Investments in unconsolidated affiliates                                           14,843               12,504
Identifiable intangible assets, net                                                26,955               33,591
Goodwill                                                                          304,572              325,593
-----------------------------------------------------------------------------------------------------------------
           Total assets                                                $        1,922,111   $        1,839,220
-----------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
      Current installments of long-term debt                           $            9,369   $           41,241
      Accounts payable and accrued expenses                                       222,757              249,439
-----------------------------------------------------------------------------------------------------------------
           Total current liabilities                                              232,126              290,680
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                    678,100              603,268
Deferred income taxes                                                               3,930                   --
Other long-term liabilities                                                        52,607               65,677
Minority interest                                                                   9,742                2,137
Redeemable preferred stock, including accrued dividends                            44,516               42,600
Shareholders' equity:
      Common stock, par $.02, 200,000,000 shares authorized,
         40,555,598 and 39,671,279 shares issued and outstanding
         at June 30, 2002 and September 30, 2001, respectively, and
         815,150 and 1,328,721 shares to be issued at June 30,
         2002 and September 30, 2001, respectively                                    827                  820
      Additional paid-in capital                                                  840,869              832,710
      Retained earnings                                                            59,131                1,136
      Accumulated other comprehensive income                                          263                  192
-----------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                             901,090              834,858
-----------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                  $        1,922,111   $        1,839,220
-----------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                  Successor Company  |    Predecessor Company
                                                                  Three months ended |     Three months ended
                                                                    June 30, 2002    |        June 30, 2001
-----------------------------------------------------------------------------------------------------------------
Net revenues:                                                                        |
      Inpatient services                                         $          356,424  | $         338,716
      Pharmacy and medical supply services                                  283,644  |           262,698
      Other revenue                                                          42,663  |            40,273
-----------------------------------------------------------------------------------------------------------------
                                                                                     |
           Total net revenues                                               682,731  |           641,687
-----------------------------------------------------------------------------------------------------------------
Operating expenses:                                                                  |
      Salaries, wages and benefits                                          291,751  |           273,162
      Cost of sales                                                         169,505  |           155,182
      Other operating expenses                                              155,994  |           151,258
      Severance and related costs                                            12,568  |                --
Gain from arbitration award                                                    (229) |                --
Depreciation and amortization expense                                        16,471  |            26,496
Lease expense                                                                 7,218  |             8,834
Interest expense (contractual interest for the three months ended                    |
    June 30, 2001 was $50,848)                                               11,245  |            26,872
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before debt restructuring                   |
    and reorganization costs, income tax benefit, equity in net                      |
    earnings (loss) of unconsolidated affiliates and minority interests      18,208  |              (117)
Debt restructuring and reorganization costs                                   2,570  |            17,914
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income                               |
    tax benefit, equity in net earnings (loss) of unconsolidated                     |
    affiliates and minority interests                                        15,638  |           (18,031)
Income tax benefit                                                           (4,212) |                --
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before equity in                            |
    net earnings (loss) of unconsolidated affiliates and minority                    |
    interests                                                                19,850  |           (18,031)
Equity in net earnings (loss) of unconsolidated affiliates                      279  |              (173)
Minority interests                                                             (592) |             2,077
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before preferred stock              19,537  |           (16,127)
    dividends                                                                        |
Preferred stock dividends                                                       656  |            11,375
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                     18,881  |           (27,502)
Loss from discontinued operations, net of taxes                              (1,428) |              (789)
-----------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders              $           17,453  |  $        (28,291)
-----------------------------------------------------------------------------------------------------------------
Per common share data:                                                               |
      Basic                                                                          |
           Income (loss) from continuing operations              $             0.46  |  $          (0.57)
           Loss from discontinued operations                                  (0.03) |             (0.02)
           Net income (loss)                                     $             0.42  |  $          (0.58)
           Weighted average shares                                       41,341,830  |        48,641,456
-----------------------------------------------------------------------------------------------------------------
      Diluted                                                                        |
           Income (loss) from continuing operations              $             0.45  |  $          (0.57)
           Loss from discontinued operations                                  (0.03) |             (0.02)
           Net income (loss)                                     $             0.42  |  $          (0.58)
           Weighted average shares                                       43,470,082  |        48,641,456
-----------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

                 Genesis Health Ventures, Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                                                        Successor Company  |   Predecessor Company
                                                                                        Nine months ended  |   Nine months ended
                                                                                          June 30, 2002    |     June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Net revenues:                                                                                              |
      Inpatient services                                                               $        1,058,075  | $         994,878
      Pharmacy and medical supply services                                                        835,428  |           771,671
      Other revenue                                                                               126,070  |           115,610
------------------------------------------------------------------------------------------------------------------------------------
           Total net revenues                                                                   2,019,573  |         1,882,159
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:                                                                                        |
      Salaries, wages and benefits                                                                871,589  |           808,976
      Cost of sales                                                                               499,932  |           456,562
      Other operating expenses                                                                    455,680  |           442,985
      Severance and related costs                                                                  12,568  |                --
Gain from arbitration award                                                                       (21,907) |                --
Gain on sale of eldercare center                                                                       --  |            (1,770)
Loss on sale of eldercare center                                                                       --  |             2,310
Depreciation and amortization expense                                                              48,235  |            79,493
Lease expense                                                                                      20,737  |            26,958
Interest expense (contractual interest for the nine months ended                                           |
    June 30, 2001 was $166,961)                                                                    36,862  |            92,264
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before debt restructuring                                         |
    and reorganization costs, income tax benefit, equity in net                                            |
    earnings  (loss) of unconsolidated affiliates and  minority interests                          95,877  |           (25,619)
Debt restructuring and reorganization costs                                                         4,270  |            42,620
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income                                                     |
    tax benefit, equity in net earnings (loss) of unconsolidated                                           |
    affiliates and minority interests                                                              91,607  |           (68,239)
------------------------------------------------------------------------------------------------------------------------------------
Income tax benefit                                                                                 25,416  |                --
Income (loss) from continuing operations before equity in                                                  |
    net earnings (loss) of unconsolidated affiliates and minority                                          |
    interests                                                                                      66,191  |           (68,239)
Equity in net income (loss) of unconsolidated affiliates                                              859  |            (1,203)
Minority interests                                                                                 (1,344) |             8,275
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before preferred stock                                            |
    dividends                                                                                      65,706  |           (61,167)
Preferred stock dividends                                                                           1,916  |            34,124
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                           63,790  |           (95,291)
Loss from discontinued operations, net of taxes                                                    (5,795) |            (2,534)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common shareholders                                    $           57,995  | $         (97,825)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           |
Per common share data:                                                                                     |
      Basic                                                                                                |
           Income (loss) from continuing operations                                    $             1.55  | $           (1.96)
           Loss from discontinued operations                                                        (0.14) |             (0.05)
           Net income (loss)                                                           $             1.41  | $           (2.01)
           Weighted average shares                                                             41,211,603  |        48,641,456
------------------------------------------------------------------------------------------------------------------------------------
      Diluted                                                                                              |
           Income (loss) from continuing operations                                    $             1.52  | $           (1.96)
           Loss from discontinued operations                                                        (0.13) |             (0.05)
           Net income (loss)                                                           $             1.38  | $           (2.01)
           Weighted average shares                                                             43,339,666  |        48,641,456
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

                             Genesis Health Ventures, Inc. and Subsidiaries
                       Unaudited Condensed Consolidated Statements of Cash Flows
                                             (in thousands)

                                                                                        Successor Company  |   Predecessor Company
                                                                                        Nine months ended  |    Nine months ended
                                                                                         June 30, 2002     |     June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                                                      |
      Net income (loss) attributed to common shareholders                              $           57,995  |  $          (97,825)
      Net charges included in operations not requiring funds                                      118,204  |             181,102
      Changes in assets and liabilities:                                                                   |
            Accounts receivable                                                                   (21,134) |             (25,546)
            Accounts payable and accrued expenses                                                  24,099  |             (35,542)
            Refinancing of pharmacy supplier credit terms                                         (42,000) |                  --
            Other, net                                                                             (4,827) |              (3,116)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities before debt                                                |
          restructuring and reorganization costs                                                  132,337  |              19,073
------------------------------------------------------------------------------------------------------------------------------------
      Cash paid for debt restructuring and reorganization costs                                   (44,299) |             (35,070)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                                          88,038  |             (15,997)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:                                                                      |
      Capital expenditures                                                                        (32,954) |             (32,530)
      Net purchases of restricted marketable securities                                           (12,722) |             (15,335)
      Proceeds from sale of eldercare center                                                           --  |               7,471
      Purchase of eldercare centers                                                               (10,453) |                  --
      Other long-term assets and liabilities, net                                                   5,397  |               5,923
------------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                                       (50,732) |             (34,471)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:                                                                      |
      Net borrowings under working capital revolving credit                                                |
          facilities                                                                                   --  |              62,006
      Repayment of long-term debt and payment of sinking fund                                              |
          requirements                                                                            (45,968) |                (633)
      Proceeds from issuance of long-term debt                                                     80,000  |                  --
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                                    34,032  |              61,373
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                                                               71,338  |              10,905
Cash and equivalents:                                                                                      |
      Beginning of period                                                                          32,139  |              22,948
------------------------------------------------------------------------------------------------------------------------------------
      End of period                                                                    $          103,477  |  $           33,853
------------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:                                                                        |
      Interest paid                                                                    $           43,492  |  $           92,395
      Income taxes paid (net of receipts)                                                           6,854  |                  --
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

                 Genesis Health Ventures, Inc. and Subsidiaries
         Notes To Unaudited Condensed Consolidated Financial Statements

1.    Business
Genesis Health Ventures, Inc. and its subsidiaries ("Genesis" or the "Company") provide a broad range of healthcare services to the geriatric population, principally within five geographic markets in the eastern United States. The Company's operations are comprised of two primary business segments: (1) inpatient services and (2) pharmacy and medical supply services. Inpatient services are provided through a network of skilled nursing and assisted living centers. Pharmacy and medical supply services are provided through long-term care pharmacies serving approximately 250,000 institutional beds; medical supply and home medical equipment distribution centers; community-based pharmacies; and infusion therapy services. The Company's reportable segments are complemented by an array of other service capabilities through the Genesis ElderCare(R) delivery model of integrated healthcare networks.

2.   Basis of Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments consisting of normal recurring accruals, and from June 22, 2000 (the "Petition Date") to September 30, 2001, all adjustments pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), for a fair presentation of the financial position and results of operations for the periods presented. Also in accordance with the provisions of SOP 90-7, the unaudited condensed consolidated balance sheets include all necessary adjustments incorporating the provisions of fresh-start reporting at September 30, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   Factors Affecting Comparability of Financial Information
As a consequence of the implementation of fresh-start reporting effective September 30, 2001 (see "Footnote 4 - Reorganization"), the financial information presented in the unaudited condensed consolidated statement of operations for the three and nine months ended June 30, 2002 and the corresponding statements of cash flows for the nine month period ended June 30, 2002 are generally not comparable to the financial results for the corresponding periods in the prior year. To highlight the lack of comparability, a dashed line separates the pre-emergence financial information from the post-emergence financial information in the accompanying unaudited condensed consolidated financial statements and the notes thereto. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of fresh-start reporting, while those labeled "Successor Company" refer to periods following the Company's adoption of fresh-start reporting.

The lack of comparability in the accompanying unaudited condensed consolidated financial statements is most apparent in the Company's capital costs (lease, interest, depreciation and amortization), as well as with income taxes, minority interests, debt restructuring and reorganization costs, and preferred dividends. Management believes that business segment operating revenues and operating income of the Predecessor Company are generally comparable to those of the Successor Company.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

In accordance with SOP 90-7, the Company has recorded all expenses incurred as a result of the bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs are as follows (in thousands):

                                                  Successor  |    Predecessor  ||     Successor   |    Predecessor
                                                   Company   |      Company    ||      Company    |      Company
---------------------------------------------------------------------------------------------------------------------
                                                             |                 ||                 |
                                                    Three    |       Three     ||        Nine     |        Nine
                                                   months    |      months     ||       months    |       months
                                                    ended    |       ended     ||       ended     |       ended
                                                  June 30,   |     June 30,    ||      June 30,   |      June 30,
                                                    2002     |       2001      ||        2002     |        2001
---------------------------------------------------------------------------------------------------------------------
Professional, bank and other fees               $      2,570 |  $       10,628 ||    $     2,570  |   $      28,840
Employee benefit related costs, including                    |                 ||                 |
    severance                                             -- |           3,022 ||             --  |           8,876
Exit costs of terminated businesses                       -- |           4,264 ||             --  |           4,904
Post confirmation mortgage adjustment                     -- |              -- ||          1,700  |              --
---------------------------------------------------------------------------------------------------------------------
Total                                           $      2,570 |  $       17,914 ||    $     4,270  |   $      42,620
---------------------------------------------------------------------------------------------------------------------

Professional, bank and other fees recorded in the three and nine months ended June 30, 2002 represent post confirmation liabilities payable to the United States Trustee related to Chapter 11 cases that remained open through the nine month period ended June 30, 2002. With the exception of three cases which remain open, all of the Chapter 11 cases were closed subsequent to June 30, 2002. The post confirmation mortgage adjustment recorded during the nine months ended June 30, 2002 is the result of a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by $1.7 million.

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

The consummation of the Company's Plan constitutes a change in the controlling interests of the Company. The provisions of the Plan have a material effect on the operating results of the Successor Company in the periods following the Reorganization.

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

--------------------------------------------------------------------------------

                                                                                           Nine Months
                                                                                          Ended June 30,
(Unaudited, in thousands, except per share amounts)                                           2001
--------------------------------------------------------------------------------------------------------
Pro Forma Statement of Operations Information:
--------------------------------------------------------------------------------------------------------
Total net revenues                                                                         $ 1,882,159
Net income from continuing operations                                                           35,036
Net income from continuing operations per common share - Basic                                    0.85
Net income from continuing operations per common share - Diluted                           $      0.85
--------------------------------------------------------------------------------------------------------

5.   Certain Significant Risks and Uncertainties
Revenue Sources.
The Company receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize our pharmacy and other specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company. The Company receive approximately 61% of its customer service revenues from Medicare and Medicaid. See "Part I: Item 1 - Business - Revenue Sources" herein and in the Company's Annual Report on Form 10-K.

A number of the provisions of the Balanced Budget Refinement Act ("BBRA") and the Benefits Improvement Protection Act ("BIPA") enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $34. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case-mix classification system. In its announcement, CMS made it clear that case-mix refinements would be postponed for a full year. CMS issued notice of fiscal year 2003 rates in the Federal Register, July 31, 2002. Effective October 1, 2002, rates will be increased by a 2.6% annual market basket adjustment. CMS estimates that even with this upward adjustment, average rates will be 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add-ons.

The House of Representatives passed a package of Medicare amendments in late June, 2002. Under the House-passed measure, portions of the expiring provisions would be retained. The BBRA increase of 4% would expire, and the BIPA 16.6% add-on to the nursing portion of the SNF PPS rates would be reduced to 12% in 2003, 10% in 2004, and 8% in 2005. Under this proposal, fiscal year 2003 rates would be 5.2% lower than the current year. The Senate is expected to consider Medicare provider relief during September. Details of the Senate leadership proposal have not been released. It is premature to forecast the outcome of Congressional action.

The Company's estimate of the impact of the "SNF Medicare Cliff", factoring in the administrative decision not to proceed with changes in the case mix refinements at this time and without factoring in any additional Congressional action, exposes the skilled nursing facility sector to a 10% reduction. For the Company, this could have an adverse revenue impact exceeding $35 million annually. The Company is very involved with trade organizations representing the skilled nursing facility sector in aggressively pursing strategies to minimize the potentially adverse impact.

There may be additional provisions in the Medicare legislation affecting the Company's other businesses. Congress is expected to consider changes affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings.

--------------------------------------------------------------------------------

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

Legal Proceedings Potentially Affecting Revenues.
Certain service contracts permit the Company's NeighborCare(R) pharmacy operations to provide services to HCR Manor Care, constituting approximately ten percent and five percent of the net revenues of NeighborCareand Genesis, respectively. These service contracts with HCR Manor Care are the subject of certain litigation. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report on Form 10-K. See also "Footnote 13 - Arbitration Award".

6.   Long-Term Debt
Long-term debt at June 30, 2002 and September 30, 2001 consists of the following (in thousands):

                                                                               June 30,       September 30,
                                                                                 2002             2001
------------------------------------------------------------------------------------------------------------
Secured debt
Senior Credit Facility
     Term Loan                                                               $    282,287   $    285,000
     Delayed Draw Term Loan                                                        79,438             --
------------------------------------------------------------------------------------------------------------
Total Senior Credit Facility                                                      361,725        285,000
Senior Secured Notes                                                              242,605        242,605
Mortgage and other secured debts                                                   83,139        116,904
------------------------------------------------------------------------------------------------------------
Total debt                                                                        687,469        644,509
Less:
     Current installments of long-term debt                                        (9,369)       (41,241)
------------------------------------------------------------------------------------------------------------
Long-term debt                                                               $    678,100   $    603,268
------------------------------------------------------------------------------------------------------------

Senior Credit Facility.
On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered into a Senior Credit Facility consisting of the following: (1) a $150 million revolving line of credit (the "Revolving Credit Facility"); (2) a $285 million term loan (the "Term Loan"); and (3) an $80 million delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter-bank Offered Rate ("LIBOR") plus 3.50%, or approximately 5.36% at June 30, 2002. The outstanding amounts under the Revolving Credit Facility, if any, bear interest based upon a performance related grid.

The Senior Credit Facility requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDAR (as defined); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

In June 2002, the Senior Credit Facility was amended in order to extend the date by which the Company is required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by September 30, 2002, the Company is required to either enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of its consolidated debt or refinance such debt to achieve a mix of fixed rate debt of at least 50%. At June 30, 2002, the Company's debt mix is approximately 12% fixed-rate and 88% variable-rate.

--------------------------------------------------------------------------------

The Revolving Credit Facility is available to fund obligations under the Plan and for general working capital requirements. The Revolving Credit Facility matures on October 2, 2006. Usage under the Revolving Credit Facility is subject to a Borrowing Base (as defined) calculation based upon real property collateral value and a percentage of eligible accounts receivable (as defined). Excluding an approximately $0.9 million posted letter of credit, no borrowings were outstanding under the Revolving Credit Facility at June 30, 2002.

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

In the nine months ended June 30, 2002, the Company borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare pharmacy's primary supplier of pharmacy products. This change in credit terms has resulted in reduced pharmacy product acquisition costs, partially offset by an increase in interest expense on the incremental Delayed Draw Term Loan borrowings. In addition, the Company utilized approximately $10 million from the Delayed Draw Term Loan to fund the exercise of the purchase option on three eldercare centers, previously described, and the Company utilized approximately $28 million from the Delayed Draw Term Loan to satisfy certain mortgages as previously described. The Delayed Draw Term Loan is fully drawn at June 30, 2002 and is being repaid with no additional borrowings available under the Delayed Draw Term Loan.

Senior Secured Notes.
On the Effective Date, and in connection with the consummation of the Plan, the Successor Company entered into an indenture agreement in the principal amount of $242.6 million (the "Senior Secured Notes"). The Senior Secured Notes bear interest at LIBOR plus 5.0% (approximately 6.86% at June 30, 2002), amortize one percent each year and mature on April 2, 2007.

Other Secured Indebtedness.
During the nine months ended June 30, 2002, the Company refinanced approximately $28.0 million of other secured indebtedness with proceeds from the Delayed Draw Term Loan and used approximately $9.9 million in cash to make an unscheduled principle payment to reduce outstanding mortgage debt. At June 30, 2002, the Company had approximately $83.1 million of other secured debt consisting principally of revenue bonds and secured bank loans.

7.   Income Taxes
The Company's income tax for the three and nine months ended June 30, 2002 was a benefit of $4.2 million and an expense of $25.4 million, respectively. This provision includes a $10.3 million reduction to tax expense realized in the third quarter 2002 resulting from the Job Creation and Worker Assistance Act of 2002 which extended the net operating loss carryback period.

--------------------------------------------------------------------------------

The Company realizes tax benefits through the realization of Net Operating Loss ("NOL") carryforwards. Pursuant to SOP 90-7, the income tax benefits of any future realization of the NOL carryforwards are applied first as a reduction to goodwill.


8.   Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income
(loss) attributed to common shares (in thousands, except per share data):

                                                                Successor   |    Predecessor   ||   Successor   |   Predecessor
                                                                 Company    |      Company     ||    Company    |     Company
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Three     |       Three      ||      Nine     |       Nine
                                                                 Months     |      Months      ||     Months    |      Months
                                                                  Ended     |       Ended      ||     Ended     |       Ended
                                                                June 30,    |     June 30,     ||    June 30,   |     June 30,
                                                                  2002      |       2001       ||      2002     |       2001
-----------------------------------------------------------------------------------------------------------------------------------
Basic:                                                                      |                  ||               |
Numerator:                                                                  |                  ||               |
Income (loss) from continuing operations                      $     18,881  |  $      (27,502) ||  $    63,790  |  $     (95,291)
Loss from discontinued operations                                   (1,428) |            (789) ||       (5,795) |         (2,534)
Net income (loss) attributed to common                                      |                  ||               |
    shareholders                                              $     17,453  |  $      (28,291) ||  $    57,995  |  $     (97,825)
-----------------------------------------------------------------------------------------------------------------------------------
Denominator:                                                                |                  ||               |
Weighted average shares                                             41,342  |          48,641  ||       41,212  |         48,641
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:                                                  |                  ||               |
Income (loss) from continuing operations                      $       0.46  |  $        (0.57) ||  $      1.55  |  $       (1.96)
Loss from discontinued operations                                    (0.03) |           (0.02) ||        (0.14) |          (0.05)
Net income (loss) attributed to common                                      |                  ||               |
    shareholders                                              $       0.42  |  $        (0.58) ||  $      1.41  |  $       (2.01)
-----------------------------------------------------------------------------------------------------------------------------------
Diluted:                                                                    |                  ||               |
Numerator:                                                                  |                  ||               |
Income (loss) from continuing operations                      $     18,881  |  $      (27,502) ||  $    63,790  |  $     (95,291)
Elimination of preferred dividend requirements                              |                  ||               |
    upon assumed conversion of preferred stock                         656  |              --  ||        1,916  |             --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            |                  ||               |
Income (loss) from continuing operations for                                |                  ||               |
    purposes of diluted calculation                                 19,537  |         (27,502) ||       65,706  |        (95,291)
Loss from discontinued operations                                   (1,428) |            (789) ||       (5,795) |         (2,534)
Net income (loss) attributed to common                                      |                  ||               |
    shareholders for purposes of diluted calculation          $     18,109  |  $      (28,291) ||  $    59,911  |  $     (97,825)
-----------------------------------------------------------------------------------------------------------------------------------
Denominator:                                                                |                  ||               |
Weighted average shares - basic                                     41,342  |          48,641  ||       41,212  |         48,641
Add:                                                                        |                  ||               |
     Assumed conversion of preferred stock                           2,095  |              --  ||        2,095  |             --
     Dilutive effect of contingent issuable stock                       33  |              --  ||           33  |             --
-----------------------------------------------------------------------------------------------------------------------------------
     Weighted average shares - diluted                              43,470  |          48,641  ||       43,340  |         48,641
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:                                                  |                  ||               |
Income (loss) from continuing operations                      $       0.45  |  $        (0.57) ||  $      1.52  |  $       (1.96)
Loss from discontinued operations                                    (0.03) |           (0.02) ||        (0.13) |          (0.05)
Net income (loss) attributed to common                                      |                  ||               |
    shareholders                                              $       0.42  |  $        (0.58) ||  $      1.38  |  $       (2.01)
-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basic earnings per share is calculated by dividing net income (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator). Included in the calculation of basic weighted average shares of 41,341,830 and 41,211,603 for the three and nine months ended June 30, 2002, respectively, are 815,150 shares to be issued in connection with a plan confirmed by the bankruptcy court.

Diluted earnings per share is calculated in a manner consistent with basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed conversion of Series A Convertible Preferred Stock and contingent issuable stock. No conversion of preferred stock is assumed in the three and nine months ended June 30, 2001 since their effect is antidilutive, however, the conversion of preferred stock is assumed in the three and nine months ended June 30, 2002 since their effect is dilutive. No exercise of warrants or employee stock options is assumed for the three and nine months ended June 30, 2002 since their effect is antidilutive.

9.   Comprehensive Income (Loss)
The following table sets forth the computation of comprehensive income (loss) (in thousands):

                                                Successor    |    Predecessor    ||     Successor    |     Predecessor
                                                 Company     |      Company      ||      Company     |       Company
-------------------------------------------------------------------------------------------------------------------------
                                                             |                   ||                  |
                                                  Three      |       Three       ||        Nine      |         Nine
                                                  Months     |       Months      ||       Months     |        Months
                                                  Ended      |       Ended       ||       Ended      |        Ended
                                                 June 30,    |      June 30,     ||      June 30,    |       June 30,
                                                   2002      |        2001       ||        2002      |         2001
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributed to common                       |   $     (28,291)  ||    $    57,995   |    $     (97,825)
  shareholders                                 $    17,453   |                   ||                  |
Unrealized gain (loss) on marketable                         |            (105)  ||             72   |            1,295
  securities                                           317   |                   ||                  |
-------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)              $    17,770   |   $     (28,396)  ||    $    58,067   |    $     (96,530)
-------------------------------------------------------------------------------------------------------------------------

10.   Discontinued Operations
On October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards, No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144"). Under SFAS 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. During the nine months ended June 30, 2002, the Company classified its ambulance business, five eldercare centers and one medical supply distribution site as discontinued operations. The results of operations in the current and prior year periods, along with any costs to exit such businesses in the current year period, have been classified as discontinued operations in the condensed consolidated statements of operations. Businesses sold or closed prior to the Company's adoption of SFAS 144 continue to be reported in the results of continuing operations.

--------------------------------------------------------------------------------

The following table sets forth the components of losses from discontinued operations (in thousands):

                                                      Successor    |   Predecessor   ||     Successor    |    Predecessor
                                                       Company     |     Company     ||      Company     |      Company
----------------------------------------------------------------------------------------------------------------------------
                                                                   |                 ||                  |
                                                        Three      |      Three      ||        Nine      |        Nine
                                                        Months     |      Months     ||       Months     |       Months
                                                        Ended      |      Ended      ||       Ended      |       Ended
                                                       June 30,    |     June 30,    ||      June 30,    |      June 30,
                                                         2002      |       2001      ||        2002      |        2001
----------------------------------------------------------------------------------------------------------------------------
Revenue                                              $     3,403   |  $       9,054  ||    $    17,940   |   $      27,682
Operating losses of discontinued businesses               (1,396)  |           (789) ||         (3,472)  |          (2,534)
Loss on discontinuation of businesses                       (945)  |             --  ||         (6,028)  |              --
Income tax benefit                                           913   |             --  ||          3,705   |              --
----------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations, net of taxes      $    (1,428)  |  $        (789) ||    $    (5,795)  |   $      (2,534)
----------------------------------------------------------------------------------------------------------------------------

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

The following table sets forth the carrying amounts of the major classes of assets and liabilities of discontinued operations (in thousands):

                                                                               Successor       Successor
                                                                                Company         Company
-----------------------------------------------------------------------------------------------------------
                                                                               June 30,       September 30,
                                                                                 2002             2001
-----------------------------------------------------------------------------------------------------------
Current assets                                                               $      5,508   $      4,429
Non current assets (including property, plant and equipment)                          898          8,224
Current liabilities                                                          $      3,232   $      2,751
-----------------------------------------------------------------------------------------------------------

11.   Segment Information
The Company's principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company's internal organization.

The Company has two reportable segments: (1) inpatient services and (2) pharmacy and medical supplies services.

The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at its 188 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The Company provides pharmacy and medical supply services through its NeighborCare(R) pharmacy subsidiaries. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 64 institutional pharmacies (eight are jointly-owned) and 22 medical supply and home medical equipment distribution centers (four are jointly-owned) located in its various market areas. In addition, the Company operates 31 community-based pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists. Approximately 91% of the sales attributable to all pharmacy operations are generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

--------------------------------------------------------------------------------

The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

The carrying value of the Company's assets in the following segment information at June 30, 2002 and September 30, 2001, and the capital costs (depreciation and amortization, lease expense, and interest), as well as income taxes, minority interest and preferred dividends for the three and nine months ended June 30, 2002 reflect the provisions of the Plan and the impact of fresh-start reporting. These costs for periods prior to the Company's emergence from bankruptcy generally were recorded based on historical costs or contractual agreements and do not reflect the provisions of the Plan. Accordingly, capital costs of the Successor Company for the three and nine months ended June 30, 2002 are not comparable to those of the Predecessor Company for the same period in the prior year.

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

                                                      Successor     |    Predecessor   ||      Successor    |     Predecessor
                                                       Company      |      Company     ||       Company     |       Company
--------------------------------------------------------------------------------------------------------------------------------
                                                      Three months  |   Three months   ||     Nine months   |     Nine months
                                                        ended       |    ended (1)     ||       ended       |      ended (1)
                                                       June 30,     |      June 30,    ||      June 30,     |      June 30,
(in thousands)                                           2002       |       2001       ||        2002       |        2001
--------------------------------------------------------------------------------------------------------------------------------
Revenues:                                                           |                  ||                   |
     Inpatient services - external                   $   356,424    |   $     338,716  ||     $ 1,058,075   |    $     994,878
     Pharmacy and medical supply services:                          |                  ||                   |
          External                                       283,644    |         262,698  ||         835,428   |          771,671
          Intersegment                                    26,678    |          25,526  ||          79,553   |           72,783
     All other:                                                     |                  ||                   |
          External                                        42,663    |          40,273  ||         126,070   |          115,610
          Intersegment                                    42,726    |          48,746  ||         128,390   |          143,922
     Elimination of intersegment revenues                (69,404)   |         (74,272) ||        (207,943)  |         (216,705)
--------------------------------------------------------------------------------------------------------------------------------
            Total net revenues                       $   682,731    |   $     641,687  ||     $ 2,019,573   |    $   1,882,159
--------------------------------------------------------------------------------------------------------------------------------
Operating income (2):                                               |                  ||                   |
     Inpatient services                              $    43,818    |   $      42,828  ||     $   134,857   |    $     117,662
     Pharmacy and medical supply services                 27,275    |          27,005  ||          80,407   |           71,532
     All other                                            10,935    |          10,753  ||          34,507   |           32,961
     Corporate and other                                 (29,115)   |         (18,501) ||         (69,967)  |          (48,519)
--------------------------------------------------------------------------------------------------------------------------------
             Total operating income                  $    52,913    |   $      62,085  ||     $   179,804   |    $     173,636
--------------------------------------------------------------------------------------------------------------------------------
Capital and other:                                                  |                  ||                   |
     Consolidated:                                                  |                  ||                   |
          Depreciation and amortization              $    16,471    |   $      26,496  ||     $    48,235   |    $      79,493
          Lease expense                                    7,218    |           8,834  ||          20,737   |           26,958
          Interest expense                                11,245    |          26,872  ||          36,862   |           92,264
          Gain on arbitration award                         (229)   |              --  ||         (21,907)  |               --
          Gain on sale of eldercare center                    --    |              --  ||              --   |           (1,770)
          Loss on sale of eldercare center                    --    |              --  ||              --   |            2,310
          Debt restructuring and reorganization                     |                  ||                   |
              costs                                        2,570    |          17,914  ||           4,270   |           42,620
          Income tax provision (benefit)                  (4,212)   |              --  ||          25,416   |               --
          Equity in earnings (loss) of                              |                  ||                   |
              unconsolidated affiliates                     (279)   |             173  ||            (859)  |            1,203
          Minority interests                                 592    |          (2,077) ||           1,344   |           (8,275)
          Preferred stock dividends                          656    |          11,375  ||           1,916   |           34,124
--------------------------------------------------------------------------------------------------------------------------------
             Income (loss) from continuing                          |                  ||                   |
              operations                                  18,881    |         (27,502) ||          63,790   |          (95,291)
          Loss from discontinued operations, net                    |                  ||                   |
              of taxes                                    (1,428)   |            (789) ||          (5,795)  |           (2,534)
--------------------------------------------------------------------------------------------------------------------------------
             Net income (loss) attributed to common                 |                  ||                   |
              shareholders                           $    17,453    |   $     (28,291) ||     $    57,995   |    $     (97,825)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                               Successor      Successor
                                                                                Company        Company
---------------------------------------------------------------------------------------------------------
                                                                               June 30,     September 30,
 (in thousands)                                                                  2002         2001 (1)
---------------------------------------------------------------------------------------------------------
Assets:
     Inpatient services                                                      $    942,612   $  1,079,791
     Pharmacy and medical supply services                                         667,459        676,874
     Other                                                                        312,040         82,555
---------------------------------------------------------------------------------------------------------
                                                                             $  1,922,111   $  1,839,220
---------------------------------------------------------------------------------------------------------

(1) The June 30, 2001 and September 30, 2001 periods were restated to conform to the current period presentation which considers direct overhead costs in the calculation of inpatient services operating income and realigns overhead businesses within the inpatient services segment for the asset information. The summary segment information for pharmacy and medical supplies has historically included direct overhead costs. In accordance with our adoption of SFAS 144, all segments were restated to remove discontinued businesses from the results of continuing operations for the period ended June 30, 2001.

(2) Operating income is defined as income after operating expenses as they appear on the Company's unaudited condensed consolidated statements of operations and is calculated by subtracting salaries, wages and benefits, cost of sales and other operating expenses, including severance and related costs for the period ended June 30, 2002, from net revenues.

12.   Restricted Assets
At June 30, 2002 and September 30, 2001, the Company reported restricted investments in marketable securities of $74.9 million and $51.6 million, respectively, which are held by Liberty Health Corp. LTD. ("LHC"), Genesis' wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

13.   Arbitraton Award
On February 14, 2002, the arbitrator ruled in favor of NeighborCare(R) on all claims and counterclaims in the lawsuit involving Manor Care, Inc. and Manorcare Health Services, Inc. ("Manor Care"). The arbitrator found that Manor Care did not lawfully terminate the Master Service Agreements with NeighborCare, so that those contracts remain in full force and effect until the end of September 2004. The arbitrator awarded NeighborCare $23.0 million in damages, of which $21.7 was recognized in the second quarter of 2002, for respondents' failure to allow NeighborCare to exercise its right under the Master Service Agreements to service facilities owned and operated by a subsidiary of respondent Manor Care. In addition, the arbitrator terminated his prior ruling that allowed respondents to withhold 10% of their payments to NeighborCare, and respondents paid NeighborCare an additional $8.8 million in funds representing the amounts withheld during the course of the Arbitration pursuant to the arbitrator's prior ruling.

In response to post-award motions filed by NeighborCare and by respondents, the arbitrator recalculated NeighborCare's damages, reducing them by approximately $2.0 million, and ruled that NeighborCare is not obligated, as a result of certain past events, to renegotiate the prices it offers to respondents for pharmacy and infusion therapy products and services. There is no financial statement impact as a result of this decision as the Company was accounting for the remaining amount in dispute as a gain contingency.

Through June 30, 2002, the Company recorded a net gain of $21.9 million resulting from the award in the Manor Care arbitration. See "Part II: Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report of Form 10-K.

--------------------------------------------------------------------------------

14.   Other Events
Management Transition.
On May 28, 2002, the Company announced that Michael R. Walker resigned as Chief Executive Officer of the Company. The Company's Board of Directors appointed Robert H. Fish as interim Chief Executive Officer. On June 21, 2002, the Company announced that David C. Barr resigned as Vice Chairman. Mr. Barr will continue with the Company as a consultant. The Company recognized approximately $12.6 million in severance and related costs in the fiscal quarter ended June 30, 2002 relating to the transition agreements with Mr. Walker and Mr. Barr.

Medical Supplies Services Agreement.
During the third quarter, NeighborCare entered into a seven year agreement with Medline Industries, Inc. ("Medline") for the fulfillment of NeighborCare's bulk medical supply services to its customers. Under the agreement Medline will provide order intake, warehousing, delivery and invoicing services. NeighborCare will earn a service fee from Medline for providing traditional sales and marketing services, calculated as a percentage of the revenues earned by Medline for sales to NeighborCare customers. As a result of this agreement, NeighborCare will no longer recognize revenue for the sale of bulk medical supplies to its customers. The agreement does not include certain products and services. It is estimated that the agreement will result in an annual reduction of medical supply revenue of approximately $45 million with no significant impact on net income.

15.   Subsequent Event
Age Institute Settlement Agreement.
On July 9, 2002, Genesis and the AGE Entities entered into a Settlement Agreement and Mutual Release whereby the adversary proceeding and all counterclaims were dismissed with prejudice. Pursuant to the settlement, Genesis will receive a cash payment of approximately $0.5 million on or before December 31, 2002 and a five year promissory note in the principle amount of approximately $1.6 million. Existing promissory notes due to Genesis totaling approximately $7.2 million were reaffirmed. The Company has fully reserved amounts due from AGE Entities, and intends to recognize any recovery as amounts become recoverable. In addition, beginning January 1, 2003, Genesis and the AGE Entities will enter into three year contracts (with two successive renewal terms of three years each) for the provision of pharmacy services at each of the 20 currently owned and operated AGE facilities.

NCS Transaction.

On July 28, 2002, the Company and the Company's wholly-owned subsidiary, Geneva Sub, Inc. ("Geneva Sub"), entered into an agreement and plan of merger (the "Merger Agreement") with NCS HealthCare, Inc. ("NCS"), pursuant to which NCS will become a wholly owned subsidiary of the Company (the "NCS Transaction"). NCS provides institutional pharmacy services to approximately 203,000 long-term care and assisted living beds in 36 states. The merger will consolidate the operations of NCS and NeighborCare.

Under the terms of the Merger Agreement, each share of NCS class A and class B common stock will be converted into 0.1 of a share of Genesis common stock. The NCS Transaction has been approved by the Boards of Directors of both Genesis and NCS, as well as by a special committee of independent directors of NCS.

At the closing of the NCS Transaction, Genesis will repay in full the outstanding debt of NCS, which includes $206 million of senior debt, and will redeem $102 million of 5.75% convertible subordinated debentures of NCS, including any accrued and unpaid interest. In total, the NCS Transaction purchase price is estimated at $340 million, net of the application of approximately $20 million in excess cash at NCS.

Genesis intends to finance the cash portion of the purchase price with existing cash on hand, and through an expansion of its existing senior credit facility.

--------------------------------------------------------------------------------

Consummation of the NCS Transaction, which is expected to occur in the fourth calendar quarter of 2002, is subject to regulatory approval, approval by the NCS stockholders and other customary conditions. In connection with the NCS Transaction, two NCS directors holding approximately 65% of the voting power in NCS have entered into Voting Agreements with the Company and NCS ("Voting Agreements") in which they agreed to, and have granted a limited proxy to the Company to, vote in favor of the Merger Agreement and against certain other actions specified in the Voting Agreements.

Since the Merger Agreement was entered, seven separate lawsuits have been filed alleging in general that certain officers and directors of NCS breached their fiduciary duties to the NCS stockholders by entering into the Merger Agreement and Voting Agreements. The plaintiffs in these lawsuits seek, among other things, to preliminarily and permanently enjoin the NCS Transaction.

In two of the lawsuits, the Company and Geneva Sub were also named as defendants. On August 1, 2002, Omnicare, Inc. filed a lawsuit in the Court of Chancery, County of New Castle, State of Delaware against NCS, its directors, the Company and Geneva Sub. In its amended complaint, filed August 12, 2002, Omnicare alleges, among other things, that by agreeing to the terms of the Voting Agreements and the Merger Agreement, the named NCS directors breached their statutory obligation to manage NCS and breached their fiduciary duties to NCS and NCS stockholders; that the grant of proxy under the Voting Agreements violated NCS's certificate of incorporation and resulted in the shares of NCS class B common stock subject to those agreements (which carry 10 votes per share) being converted automatically into shares of NCS class A common stock (which carry 1 vote per share); and that the termination fee that would be paid by NCS to the Company under some circumstances is unreasonably high and therefore unenforceable. Omnicare also alleges that the Company and Geneva Sub aided and abetted the NCS directors in breaching their fiduciary duties to NCS stockholders by entering into the Voting Agreements and Merger Agreement. Omnicare is asking that the court to (i) declare that the NCS class B shares subject to the Voting Agreements have been irrevocably converted into NCS class A shares; (ii) declare the Merger Agreement null and void; (iii) preliminarily and permanently enjoin NCS, the NCS directors, the Company and Geneva Sub from taking further steps or actions with respect to the Voting Agreements and the Merger Agreement; (iv) preliminarily and permanently enjoin the Company and Geneva Sub from aiding and abetting the named NCS directors from breaching their fiduciary duties; (v) declare the Termination Fee unreasonable, invalid and unenforceable; and (vi) grant Omnicare such other relief as the court deems just and proper, including the cost and disbursements of the action and reasonable attorneys' fees.

On August 7, 2002, Dolphin Limited Partnership L.L.P. ("Dolphin"), on behalf of all holders of NCS Class A common stock (other than the named NCS defendant directors), filed a lawsuit in the Court of Chancery, County of New Castle, State of Delaware against NCS, its directors, the Company and Genesis Sub (sic). In its complaint, Dolphin alleges that the named NCS directors breached their fiduciary duties to holders of NCS Class A common stock by, among other things, entering into the Voting Agreements and the Merger Agreement, refusing to consider Omnicare's bid and not conditioning the NCS Transaction on the approval of the holders of the NCS Class A common stock as a separate class. Dolphin also alleges that the Company aided and abetted the named NCS directors in breaching their fiduciary duties to the holders of NCS Class A common stock. Dolphin is asking that the court to (i) declare that the action is a class action and certify Dolphin as the class representative and Dolphin's counsel as the class counsel; (ii) enjoin, preliminarily and permanently, the NCS Transaction; (iii) direct that the NCS Transaction be conditioned on the approval of the holders of NCS Class A common stock as a separate class; (iv) rescind the NCS Transaction in the event that it occurs prior to the court's final judgment or award the holders of NCS Class A common stock recissory damages; (v) direct that the named defendants account to Dolphin and the holders of NCS Class A common stock for all damages caused by the defendants and account for all profits and any special benefits obtained as a result of the alleged breaches of fiduciary duties; (vi) award Dolphin the costs and disbursements of the action, including a reasonable allowance for the fees and expenses of Dolphin's attorneys and experts; and
(vii) grant Dolphin and the holders of NCS Class A common stock such further relief as the court deems just and proper.

No court dates have been set for these matters. The Company believes that the allegations set forth in these lawsuits are without merit and intends to contest them vigorously; however, the ultimate outcome of these lawsuits cannot be predicted with certainty. These lawsuits could adversely affect the Company's ability to consummate the NCS Transaction by end of the fourth calendar quarter of 2002, if at all.

--------------------------------------------------------------------------------

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

Inpatient services revenues include all room and board charges and ancillary service revenue for our eldercare customers at our 188 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

We provide pharmacy and medical supply services through our NeighborCare(R) pharmacy operations. Included in pharmacy and medical supply service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by us, as well as to independent healthcare providers by contract. We provide these services through 64 institutional pharmacies (eight are jointly-owned) and 22 medical supply and home medical equipment distribution centers (four are jointly-owned) located in our various market areas. In addition, we operate 31 community-based pharmacies (two are jointly-owned), which are located in or near medical centers, hospitals and physician office complexes. The community-based pharmacies provide prescription and over-the-counter medications and certain medical supplies, as well as personal service and consultation by licensed professional pharmacists.

We include the following service revenue in other revenues: rehabilitation therapy services, management fees, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services.

Certain Transactions and Events
NCS Transaction.

On July 28, 2002, we and our wholly-owned subsidiary, Geneva Sub, Inc. ("Geneva Sub"), entered into an agreement and plan of merger (the "merger agreement") with NCS HealthCare, Inc. ("NCS"), pursuant to which NCS will become our wholly-owned subsidiary (the "NCS transaction"). NCS provides institutional pharmacy services to approximately 203,000 long-term care and assisted living beds in 36 states. The merger will consolidate the operations of NCS and NeighborCare.

Under the terms of the merger agreement, each share of NCS class A and class B common stock will be converted into 0.1 of a share of our common stock. The NCS transaction has been approved by the boards of directors of both us and NCS, as well as by a special committee of independent directors of NCS.

At the closing of the NCS transaction, we will repay in full the outstanding debt of NCS, which includes $206 million of senior debt, and will redeem $102 million of 5.75% convertible subordinated debentures of NCS, including any accrued and unpaid interest. In total, the NCS transaction purchase price is estimated at $340 million, net of the application of approximately $20 million in excess cash at NCS.

We intend to finance the cash portion of the purchase price with existing cash on hand, and through an expansion of our existing senior credit facility.

Consummation of the NCS transaction, which is expected to occur in the fourth calendar quarter of 2002, is subject to regulatory approval, approval by the NCS stockholders and other customary conditions. In connection with the NCS transaction, two NCS directors holding approximately 65% of the voting power in NCS have entered into voting agreements with us and NCS (the "voting agreements") in which they agreed to, and have granted a limited proxy to us to, vote in favor of the merger agreement and against certain other actions specified in the voting agreements.

--------------------------------------------------------------------------------

Since the merger agreement was entered, seven separate lawsuits have been filed alleging in general that certain officers and directors of NCS breached their fiduciary duties to the NCS stockholders by entering into the merger agreement and voting agreements. The plaintiffs in these lawsuits seek, among other things, to preliminarily and permanently enjoin the NCS transaction.

In two of the lawsuits, we and Geneva Sub were also named as defendants. On August 1, 2002, Omnicare, Inc. filed a lawsuit in the Court of Chancery, County of New Castle, State of Delaware against NCS, its directors, us and Geneva Sub. In its amended complaint, filed August 12, 2002, Omnicare alleges, among other things, that by agreeing to the terms of the voting agreements and the merger agreement, the named NCS directors breached their statutory obligation to manage NCS and breached their fiduciary duties to NCS and NCS stockholders; that the grant of proxy under the voting agreements violated NCS's certificate of incorporation and resulted in the shares of NCS class B common stock subject to those agreements (which carry 10 votes per share) being converted automatically into shares of NCS class A common stock (which carry 1 vote per share); and that the termination fee that would be paid by NCS to us under some circumstances is unreasonably high and therefore unenforceable. Omnicare also alleges that we and Geneva Sub aided and abetted the NCS directors in breaching their fiduciary duties to NCS stockholders by entering into the voting agreements and merger agreement. Omnicare is asking the court to (i) declare that the NCS class B shares subject to the voting agreements have been irrevocably converted into NCS class A shares; (ii) declare the merger agreement null and void; (iii) preliminarily and permanently enjoin NCS, the NCS directors, us and Geneva Sub from taking further steps or actions with respect to the voting agreements and the merger agreement; (iv) preliminarily and permanently enjoin us and Geneva Sub from aiding and abetting the named NCS directors from breaching their fiduciary duties; (v) declare the termination fee unreasonable, invalid and unenforceable; and (vi) grant Omnicare such other relief as the court deems just and proper, including the cost and disbursements of the action and reasonable attorneys' fees.

On August 7, 2002, Dolphin Limited Partnership L.L.P. ("Dolphin"), on behalf of all holders of NCS Class A common stock (other than the named NCS defendant directors), filed a lawsuit in the Court of Chancery, County of New Castle, State of Delaware against NCS, its directors, us and Genesis Sub (sic). In its complaint, Dolphin alleges that the named NCS directors breached their fiduciary duties to holders of NCS Class A common stock by, among other things, entering into the voting agreements and the merger agreement, refusing to consider Omnicare's bid and not conditioning the NCS transaction on the approval of the holders of the NCS Class A common stock as a separate class. Dolphin also alleges that we aided and abetted the named NCS directors in breaching their fiduciary duties to the holders of NCS Class A common stock. Dolphin is asking that the court to (i) declare that the action is a class action and certify Dolphin as the class representative and Dolphin's counsel as the class counsel;
(ii) enjoin, preliminarily and permanently, the NCS transaction; (iii) direct that the NCS transaction be conditioned on the approval of the holders of NCS Class A common stock as a separate class; (iv) rescind the NCS transaction in the event that it occurs prior to the court's final judgment or award the holders of NCS Class A common stock recissory damages; (v) direct that the named defendants account to Dolphin and the holders of NCS Class A common stock for all damages caused by the defendants and account for all profits and any special benefits obtained as a result of the alleged breaches of fiduciary duties; (vi) award Dolphin the costs and disbursements of the action, including a reasonable allowance for the fees and expenses of Dolphin's attorneys and experts; and
(vii) grant Dolphin and the holders of NCS Class A common stock such further relief as the court deems just and proper.

No court dates have been set for these matters. We believe that the allegations set forth in these lawsuits are without merit and intend to contest them vigorously; however, the ultimate outcome of these lawsuits cannot be predicted with certainty. These lawsuits could adversely affect our ability to consummate the NCS transaction by end of the fourth calendar quarter of 2002, if at all.

--------------------------------------------------------------------------------

Management Transition.
On May 28, 2002, we announced that Michael R. Walker resigned as our Chief Executive Officer. Our Board of Directors appointed Robert H. Fish as interim Chief Executive Officer. On June 21, 2002, we announced that David C. Barr resigned as Vice Chairman. Mr. Barr will continue with us as a consultant. We recognized approximately $12.6 million in severance and related costs in the fiscal quarter ended June 30, 2002 relating to the transition agreements with Mr. Walker and Mr. Barr.

Medical Supplies Services Agreement.
During the third quarter, NeighborCare entered into a seven year agreement with Medline Industries, Inc. ("Medline") for the fulfillment of NeighborCare's bulk medical supply services to its customers. Under the agreement Medline will provide order intake, warehousing, delivery and invoicing services. NeighborCare will earn a service fee from Medline for providing traditional sales and marketing services, calculated as a percentage of the revenues earned by Medline for sales to NeighborCare customers. As a result of this agreement, NeighborCare will no longer recognize revenue for the sale of bulk medical supplies to its customers. The agreement does not include certain products and services. It is estimated that the agreement will result in an annual reduction of medical supply revenue of approximately $45 million with no significant impact on net income.

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

--------------------------------------------------------------------------------

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

In accordance with SOP 90-7 (as defined below under "Fresh-Start Reporting"), we recorded all expenses incurred as a result of the Bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs follows (in thousands):

                                                        Successor    |    Predecessor   ||      Successor    |    Predecessor
                                                         Company     |      Company     ||       Company     |      Company
----------------------------------------------------------------------------------------------------------------------------------
                                                          Three      |       Three      ||         Nine      |        Nine
                                                          months     |       months     ||        months     |       months
                                                          ended      |       ended      ||        ended      |       ended
                                                         June 30,    |      June 30,    ||       June 30,    |      June 30,
                                                           2002      |        2001      ||         2002      |        2001
----------------------------------------------------------------------------------------------------------------------------------
Professional, bank and other fees                      $     2,570   |   $      10,628  ||     $     2,570   |   $      28,840
Employee benefit related costs, including severance             --   |           3,022  ||              --   |           8,876
Exit costs of terminated businesses                             --   |           4,264  ||              --   |           4,904
Post confirmation mortgage adjustment                           --   |              --  ||           1,700   |              --
----------------------------------------------------------------------------------------------------------------------------------
Total                                                  $     2,570   |   $      17,914  ||     $     4,270   |   $      42,620
----------------------------------------------------------------------------------------------------------------------------------

Professional, bank and other fees recorded in the three and nine months ended June 30, 2002 represent post confirmation liabilities payable to the United States Trustee related to the Chapter 11 cases that remained open through the nine month period ended June 30, 2002. With the exception of three cases which remain open, all of the Chapter 11 cases were closed subsequent to June 30, 2002. The post confirmation mortgage adjustment recorded during the nine months ended June 30, 2002 is the result of a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by $1.7 million.

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

Factors Affecting Comparability of Financial Information.
As a consequence of the implementation of fresh-start reporting effective September 30, 2001, the financial information presented in the unaudited condensed consolidated statement of operations for the three and nine months ended June 30, 2002 and the statement of cash flows for the nine months ended June 30, 2002 are generally not comparable to the financial results for the corresponding periods in the prior year. To highlight the lack of comparability, a dashed line separates the pre-emergence financial information from the post-emergence financial information in the accompanying unaudited condensed consolidated financial statements and the notes thereto. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of fresh-start reporting, while those labeled "Successor Company" refer to periods following adoption of fresh-start reporting.

--------------------------------------------------------------------------------

The lack of comparability in the accompanying unaudited condensed consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as with income taxes, minority interests, debt restructuring and reorganization costs, and preferred dividends. We believe that business segment operating revenue and operating income of the Predecessor Company are generally comparable to those of the Successor Company.

Results of Operations
Three months ended June 30, 2002 compared to three months ended June 30, 2001 Inpatient Services
Inpatient services revenue increased $17.7 million, or 5%, to $356.4 million for the three months ended June 30, 2002 from $338.7 million for the same period in the previous year. Approximately $19.9 million of the growth is principally attributed to increased payment rates. Our average rate per patient day for the three months ended June 30, 2002 was $183 compared to $169 for the comparable period in the prior year. Our revenue Quality Mix (Medicare, private pay and insurance payors) for the three months ended June 30, 2002 declined to 51.7% from 51.8% for the comparable period in the prior year. The remaining decline in revenue of approximately $2.2 million resulted from eldercare center divestitures. Total patient days decreased 59,054 to 1,966,187 during the three months ended June 30, 2002 compared to 2,025,241 during the comparable period last year. Of this decrease, 52,909 patient days are attributed to divestitures of eldercare centers in the prior year period. The remaining decrease of 6,145 patient days is the result of a decline in overall occupancy.

Operating expenses for the three months ended June 30, 2002 increased $16.7 million, or 6%, to $312.6 million from $295.9 million for the same period in the prior year. The primary cost for this segment is salary, wage and benefit costs, which increased $13.0 million, or 8% for the three month period ended June 30, 2002 to $176.6 million from $163.6 million for the same period in the prior year. This increase is net of a reduction of approximately $2.2 million in salary, wage and benefit costs resulting from the divestiture of eldercare centers. Salary, wage and benefit costs, considering the impact of divested eldercare centers, increased $15.2 million, or 9%, driven by inflationary cost increases and the relative mix of employed labor versus agency labor costs. As a percentage of net revenue, salary, wage and benefit costs, once adjusted for the impact of divested eldercare centers, increased to 49.5% for the three months ended June 30, 2002, compared to 48.0% for the comparable period in the prior year. This increase is the result of continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs) resulting from improved hiring and retention trends. Other operating expenses, once reduced for the impact of new and divested eldercare centers ($1.1 million for the three months ended June 30, 2001), increased $4.8 million, or 4%, to $136.0 million for the three months ended June 30, 2002 compared to $131.2 million for the same period last year. The increase was primarily driven by additional ancillary supply costs to treat a higher acuity customer base of approximately $3.0 million, increased property and general liability insurance of approximately $0.6 million and other operating costs of approximately $2.2 million. These increases were offset by reduced bad debt expense of $0.4 million and declining agency labor costs (principally nursing costs) of approximately $0.6 million. External labor agencies charge us a premium labor rate compared to salary, wages and benefits earned by employees. The declining reliance upon such external labor agencies serves to reduce overall operating expense while increasing salary, wages and benefits costs.

--------------------------------------------------------------------------------

Operating income increased $1.0 million, to $43.8 million for three months ended June 30, 2002 from $42.8 million for the same period in the prior year.

Pharmacy and medical supply services
Pharmacy and medical supply services revenue (before intersegment eliminations) increased $22.1 million, or 8%, to $310.3 million for the three months ended June 30, 2002 compared to $288.2 million for the three months ended June 30, 2001. Revenues from intersegment customers, which are eliminated in consolidation, increased approximately $1.2 million, or 5%, to $26.7 million for the three months ended June 30, 2002 compared to $25.5 million for the same period of the prior year. The remaining increase in net pharmacy and medical supply service revenues of approximately $20.9 million, or 8%, is due primarily to rate increases and shifts in customer and product mix with external customers.

Cost of sales (before intersegment eliminations) increased $15.7 million, or 9%, for the three month period ended June 30, 2002, to $195.1 million from $179.4 million for the same period in the prior year. Of this growth, $13.8 million is attributed to pharmacy and medical supply revenue growth, and $1.9 million is attributed to changes in customer and product mix. As a percentage of revenue, cost of sales for the three month period ended June 30, 2002 was 62.9% compared to 62.2% for the comparable period in the prior year. Other operating expenses for this segment, including salaries, wages and benefits, increased $6.1 million, or 8%, to $87.9 million for the three months ended June 30, 2002 compared to $81.8 million for the same period in the prior year. As a percentage of revenue, other operating costs were 28% for the three month periods ended June 30, 2002 and 2001.

Operating income increased $0.3 million, to $27.3 million for three months ended June 30, 2002 from $27.0 million for the same period in the prior year.

During the second quarter of fiscal 2002, we borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare(R) pharmacy's primary supplier of pharmacy products. This change in credit terms resulted in reduced pharmacy product acquisition costs.

All Other
All other includes operating information of business units below the prescribed quantitative thresholds. These business units derive revenues and expenses from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. Revenues, including intersegment revenues, from these business units decreased approximately $3.6 million to $85.4 million from $89.0 million for the three month periods ended June 30, 2002 and June 30, 2001, respectively. The decline was primarily caused by less management fee revenue resulting from the post-bankruptcy termination of the Multicare management agreement, offset by growth in other service related businesses' revenue.

Operating income for all other businesses increased $0.1 million, to $10.9 million for three months ended June 30, 2002 from $10.8 million for the same period in the prior year.

Corporate and other
The "Corporate and other" category consists of our general and administrative function and other unallocated amounts, for which there is generally no revenue generated. Operating expenses increased $10.6 million in the three months ended June 30, 2002 to $29.1 million compared to $18.5 million in the comparable period in the prior year. Of this increase, $12.6 million relates to severance and related costs incurred in the three months ended June 30, 2002 related to the resignations of our Chief Executive Officer and our Vice Chairman, and approximately $1.6 million is principally attributed to labor related and other operating expense growth in our corporate support functions. These increases are offset by reductions of approximately $1.2 million in expense levels for our cash based incentive compensation program and an executive non-cash stock based compensation program, approximately $2.1 million for a settlement agreement recorded in the three months ended June 30, 2001, and approximately $0.3 million related to other unallocated employee benefit costs.

--------------------------------------------------------------------------------

Capital costs and other
Our capital costs for the three months ended June 30, 2002 reflect the impact of fresh-start reporting following our emergence from bankruptcy. Those adjustments materially changed the recorded amounts of capital costs, most notably depreciation and amortization, lease expense, interest expense, income taxes, minority interest and preferred stock dividends, and as a result, will not be comparable to those for the three months ended June 30, 2001.

Depreciation and amortization expense decreased $10.0 million to $16.5 million for the three months ended June 30, 2002 compared to $26.5 million for the same period in the prior year. The decrease was primarily caused by the impact of fresh-start reporting on the carrying value of our property, plant and equipment, which were adjusted to their estimated fair values as of September 30, 2001, and our October 1, 2001 adoption of an accounting pronouncement which prohibits the amortization of unimpaired goodwill.

Lease expense decreased $1.6 million for the three months ended June 30, 2002, to $7.2 million compared to $8.8 million for the same period in the prior year. Of this decrease, approximately $0.6 million is attributed to the divestiture or lease modifications of certain leased eldercare centers. The remaining decrease of approximately $1.0 million is principally attributed to the discharge in bankruptcy of our lease financing facility.

Interest expense decreased $15.7 million for the three months ended June 30, 2002, to $11.2 million compared to $26.9 million for the same period in the prior year. For the three months ended June 30, 2001, in accordance with SOP 90-7, we ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the three months ended June 30, 2001 was $50.8 million, leaving $23.9 million of interest expense unaccrued for that period as a result of the Chapter 11 cases. Interest expense for the three months ended June 30, 2002 has been accrued at the contractual rates. Contractual interest expense for the three months ended June 30, 2002 decreased by $39.6 million compared to the same period in the prior year. This decrease is attributed to the overall reduction of debt levels following our emergence from bankruptcy in addition to a lower weighted average borrowing rate.

In June 2002, we recorded an additional gain of $0.2 million resulting from the award in the HCR Manor Care arbitration. See "Part II: Other Information, Item 1
- Legal Proceedings" herein and in the Company's Annual Report of Form 10-K.

During the three months ended June 30, 2002, we recorded approximately $2.6 million for post confirmation liabilities payable to the United States Trustee related to the Chapter 11 cases that remained open. With the exception of three cases which remain open, all of the Chapter 11 cases were closed subsequent to June 30, 2002. During the same period in the prior year, we recorded legal, bank, accounting and other costs of approximately $10.6 million in connection with the Chapter 11 cases. In addition, we incurred costs of $3.0 million in the three months ended June 30, 2001 for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program. Also, we incurred approximately $4.3 million of costs associated with the divestiture of certain businesses.

Minority interest decreased $2.7 million during the three months ended June 30, 2002 to ($0.6) million compared to $2.1 million for the comparable period in the prior year. This decrease is primarily due to the 56.4% interest in the net losses of Multicare attributable to the joint venture partners in the three months ended June 30, 2001. Upon our emergence from bankruptcy, we and Multicare merged, effectively terminating the joint venture and any interest the joint venture partners had in Multicare.

Preferred stock dividends decreased $10.7 million to $0.7 million during the three months ended June 30, 2002 compared to $11.4 million for the comparable period in the prior year. This decrease is attributed to the cancellation of our Predecessor Company preferred stock and related dividends, and offset with dividends on $42.6 million of Series A Redeemable Preferred Stock issued in connection with the Plan. At June 30, 2002, there were 425,946 shares of Series A Redeemable Preferred Stock outstanding.

--------------------------------------------------------------------------------

Losses from discontinued operations increased $0.6 million for the three months ended June 30, 2002, to ($1.4) million from ($0.8) million for the same period in the prior year. On October 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards, No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 144"). Under SFAS 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. During the three months ended June 30, 2002, three businesses were identified as discontinued operations. The results of operations in the current year and prior year periods, along with any costs to exit such businesses in the current year period, have been classified as discontinued operations in the accompanying financial statements. Businesses sold or closed prior to our adoption of SFAS 144 continue to be reported in the results of continuing operations.

Nine months ended June 30, 2002 compared to nine months ended June 30, 2001 Inpatient Services
Inpatient services revenue increased $63.1 million, or 6%, to $1,058.0 million for the nine months ended June 30, 2002 from $994.9 million for the same period in the previous year. Approximately $75.2 million is principally attributed to increased payment rates and higher Quality Mix as a percentage of total patient days. Our average rate per patient day for the nine months ended June 30, 2002 was $179 compared to $165 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of BIPA on our average Medicare rate per patient day, which increased to $337 for the nine months ended June 30, 2002 compared to $323 for the comparable period in the prior year. As time passes, BIPA will have a diminishing impact on the fiscal year-to-date revenue and rate comparisons since its economic or financial benefit was realized April 1, 2001. Our revenue Quality Mix for the nine months ended June 30, 2002 was 51.4% compared to 51.1% for the comparable period in the prior year. These rate and Quality Mix increases are offset by a decrease in revenue of approximately $12.1 million resulting from eldercare center divestitures. Total patient days decreased 161,686 to 5,961,730 during the nine months ended June 30, 2002 compared to 6,123,416 during the comparable period last year. Of this decrease, 164,462 patient days are attributed to eldercare center divestitures and decreased operating census of 5,579 patient days as the result of a decline in overall occupancy; offset by the addition of 8,355 patient days of two new eldercare centers.

Operating expenses for the nine months ended June 30, 2002 increased $46.0 million, or 5%, to $923.2 million from $877.2 million for the same period in the prior year. The primary cost for this segment is salary, wage and benefit costs, which increased $30.6 million, or 6% for the nine months ended June 30, 2002 to $519.8 million from $489.2 million for the same period in the prior year. This increase includes the reduction of approximately $9.1 million in salary, wage and benefit costs resulting from eldercare center divestitures. Salary, wage and benefit costs, considering the impact of divested eldercare centers, increased $39.7 million, or 8%, driven by inflationary cost increases and the relative mix of employed labor versus agency labor costs. As a percentage of net revenue, salary, wage and benefit costs, once adjusted for the impact of divested eldercare centers, was approximately 49.1% for the nine months ended June 30, 2002 compared to 48.9% for the comparable period in the prior year, despite a disproportionate per diem rate growth, largely created by the effect of BIPA, previously discussed. The inpatient services segment has experienced continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs) resulting from improved hiring and retention trends. Other operating expense, once reduced for the impact of divested eldercare centers ($4.1 million for the nine months ended June 30, 2001), increased $19.5 million, or 5%, to $403.4 million for the nine months ended June 30, 2002 compared to $383.9 million for the same period last year. The increase was primarily driven by approximately $10.7 million of additional ancillary supply costs to treat a higher acuity customer base, increased property and general liability insurance of approximately $1.8 million and other operating costs of approximately $7.6 million; offset by decreased agency labor costs (principally nursing costs) of approximately $0.6 million. External labor agencies charge the Company a premium labor rate compared to salary, wage and benefits earned by employees.

--------------------------------------------------------------------------------

Operating income increased $17.2 million, to $134.9 million for nine months ended June 30, 2002 from $117.7 million for the same period in the prior year.

Pharmacy and medical supply services
Pharmacy and medical supply services revenue (before intersegment eliminations) increased $70.5 million, or 8%, to $915.0 million for the nine months ended June 30, 2002 compared to $844.5 million for nine months ended June 30, 2001. Revenues from intersegment customers, which are eliminated in consolidation, increased approximately $6.8 million, or 9%, to $79.6 million for the nine months ended June 30, 2002 compared to $72.8 million for the same period in the prior year. The remaining increase in net pharmacy and medical supply service revenues of approximately $63.7 million, or 8%, is due primarily to rate increases and shifts in customer and product mix with external customers.

Cost of sales (before intersegment eliminations) increased $50.0 million, or 10%, for the nine months ended June 30, 2002, to $576.3 million from $526.3 million for the same period in the prior year. Of this growth, $44.0 million is attributed to pharmacy and medical supply revenue growth, and $6.0 million is attributed to changes in customer and product mix. As a percentage of revenue, cost of sales for the nine months ended June 30, 2002 was 63.0% compared to 62.3% for the comparable period in the prior year. Other operating expenses for this segment, including salaries, wages and benefits, increased $11.4 million, or 5%, to $258.0 million for the nine months ended June 30, 2002 compared to $246.6 million for the same period in the prior year. As a percentage of revenue, other operating costs declined to 28% for nine months ended June 30, 2002 from 29% for the comparable period in the prior year. This decline is attributed to improved cost control and the absorption of fixed costs by the relative level of revenue.

Operating income increased $8.9 million, to $80.4 million for nine months ended June 30, 2002 from $71.5 million for the same period in the prior year.

During the second quarter of fiscal 2002, we borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare pharmacy's primary supplier of pharmacy products. This change in credit terms resulted in reduced pharmacy product acquisition costs.

All Other
All other includes operating information of business units below the prescribed quantitative thresholds. These business units derive revenues and expenses from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. Revenues, including intersegment revenues, from these business units decreased approximately $5.0 million to $254.5 million from $259.5 million for nine months ended June 30, 2002 and June 30, 2001, respectively. The decline was primarily caused by less management fee revenue resulting from the post-bankruptcy termination of the Multicare management agreement, offset by growth in other service related businesses' revenue.

Operating income for all other businesses increased $1.5 million, to $34.5 million for nine months ended June 30, 2002 from $33.0 million for the same period in the prior year.

Corporate and other
The "Corporate and other" category consists of our general and administrative function and other unallocated amounts, for which there is generally no revenue generated. Operating expenses increased $21.5 million in the nine months ended June 30, 2002 to $70.0 million compared to $48.5 million in the comparable period in the prior year. Of this increase, $12.6 million relates to severance and related costs incurred in the nine months ended June 30, 2002 related to the resignation of our Chief Executive Officer and our Vice Chairman, approximately $6.4 million is related to increased expense levels for our cash based incentive compensation program and an executive non-cash stock based compensation program, approximately $2.3 million relates to other unallocated employee benefit costs, and the remaining increase of approximately $5.8 million is principally attributed to labor related and other operating expense growth in our corporate support functions. These increases are offset by approximately $2.1 million for a settlement agreement recorded in the nine months ended June 30, 2001 and a $3.5 million charge recognized in the nine months ended in June 30, 2001 in connection with the renegotiation of the pharmacy supply agreement with our principle supplier of pharmacy related products. These negotiations resulted in more beneficial credit terms and improved pricing on certain products.

--------------------------------------------------------------------------------

Capital costs and other
Our capital costs for the nine months ended June 30, 2002 reflect the impact of fresh-start reporting following our emergence from bankruptcy. Those adjustments materially changed the recorded amounts of capital costs, most notably depreciation and amortization, lease expense, interest expense, income taxes, minority interest and preferred stock dividends, and as a result, will not be comparable to those for the nine months ended June 30, 2001.

Depreciation and amortization expense decreased $31.3 million to $48.2 million for the nine months ended June 30, 2002 compared to $79.5 million for the same period in the prior year. The decrease was primarily caused by the impact of fresh-start reporting on the carrying value of our property, plant and equipment, which were adjusted to their estimated fair values as of September 30, 2001, and our October 1, 2001 adoption of an accounting pronouncement which prohibits the amortization of unimpaired goodwill.

Lease expense decreased $6.3 million for the nine months ended June 30, 2002, to $20.7 million compared to $27.0 million for the same period in the prior year. Of this decrease, approximately $1.7 million is attributed to the divestitures or lease modifications of certain leased eldercare centers. The remaining decrease of approximately $4.6 million is principally attributed to the discharge in bankruptcy of our lease financing facility.

Interest expense decreased $55.4 million for the nine months ended June 30, 2002, to $36.9 million compared to $92.3 million for the same period in the prior year. For the nine months ended June 30, 2001, in accordance with SOP 90-7, we ceased accruing interest following the Petition Date on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the nine months ended June 30, 2001 was $167.0 million, leaving $74.7 million of interest expense unaccrued for that period as a result of the Chapter 11 cases. Interest expense for the nine months ended June 30, 2002 has been accrued at the contractual rates. Contractual interest expense for the nine months ended June 30, 2002 decreased by $130.1 million compared to the same period in the prior year. This decrease is attributed to the overall reduction of debt levels following our emergence from bankruptcy in addition to a lower weighted average borrowing rate.

During the nine months ended June 30, 2002, we recorded a net gain of $21.9 million resulting from the award in the Manor Care arbitration. See "Part II:
Other Information, Item 1 - Legal Proceedings" herein and in the Company's Annual Report of Form 10-K.

In October 2000, we sold an idle 232 bed eldercare center for cash consideration of approximately $7.0 million, resulting in a net gain on sale of approximately $1.8 million. In April 2001, we sold an operational 121 bed eldercare center for cash consideration of approximately $0.5 million. The sale resulted in a net loss of approximately $2.3 million.

During the nine months ended June 30, 2002, we recorded approximately $2.6 million for post confirmation liabilities payable to the United States Trustee related to Chapter 11 cases that remained open. With the exception of three cases which remain open, all of the Chapter 11 cases were closed subsequent to June 30, 2002. In that same period we recorded a post confirmation charge resulting from a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by approximately $1.7 million. During the nine months ended June 30, 2001, we recorded legal, bank, accounting and other costs of approximately $28.8 million in connection with the Chapter 11 cases. In addition, we incurred costs of $8.9 million in the nine months ended June 30, 2001 for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program. Also in that same period, we incurred approximately $4.9 million of costs associated with the divestiture of certain businesses.

--------------------------------------------------------------------------------

Minority interest decreased $9.6 million during the nine months ended June 30, 2002 to a loss of $1.3 million compared to $8.3 million for the comparable period in the prior year. This decrease is primarily due to the 56.4% interest in the net losses of Multicare attributable to the joint venture partners during the nine months ended June 30, 2001. Upon our emergence from bankruptcy, we and Multicare merged, effectively terminating the joint venture and any interest the joint venture partners had in Multicare.

Preferred stock dividends decreased $32.2 million to $1.9 million during the nine months ended June 30, 2002 compared to $34.1 million for the comparable period in the prior year. This decrease is attributed to the cancellation of our Predecessor Company preferred stock and related dividends, and offset with dividends on $42.6 million of Series A Redeemable Preferred Stock issued in connection with the Plan. At June 30, 2002, there were 425,946 shares of Series A Redeemable Preferred Stock outstanding.

Losses from discontinued operations increased $3.3 million for the nine months ended June 30, 2002, to $5.8 million from $2.5 million for the same period in the prior year. During the nine months ended June 30, 2002, we identified seven businesses as discontinued operations. The results of operations in the current year and prior year periods, along with any costs to exit such businesses in the current year period, have been classified as discontinued operations in the attached financial highlights and consolidated statements of operations. Businesses sold or closed prior to our October 1, 2001 adoption of SFAS 144 continue to be reported in the results of continuing operations.

Liquidity and Capital Resources

Working Capital and Cash Flows
At June 30, 2002, we had cash and equivalents of $103.5 million, net working capital of $447.7 million and approximately $149.1 million of unused commitment under our $150 million Revolving Credit Facility.

At June 30, 2002, we had restricted investments in marketable securities of $74.9 million, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Our cash flow from operations before debt restructuring and reorganization costs for the nine months ended June 30, 2002 was a source of cash of $132.3 million compared to a source of cash of $19.1 million for the nine months ended June 30, 2001, principally due to reduced interest and lease payments following our reorganization, improvement in the collection of accounts receivable, receipt of $21.9 million in cash proceeds for an arbitration award and the timing of vendor payments and employee wages. During the second quarter of fiscal 2002, we borrowed approximately $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare(R) Pharmacy's primary supplier of pharmacy products. This change in credit terms resulted in reduced pharmacy product acquisition costs, partially offset by an increase in interest expense on the incremental Delayed Draw Term Loan borrowings. Assuming no future changes in variable rates of interest, the net impact of this transaction is positive to our cash flows. Cash payments for debt restructuring and reorganization costs were approximately $44.3 million during the nine months ended June 30, 2002 compared to $35.1 million for the same period in the prior year. We believe that cash flow from operations, along with available borrowings under our Revolving Credit Facility, are sufficient to meet our current liquidity needs.

--------------------------------------------------------------------------------

Our days sales outstanding at June 30, 2002 was approximately 53 days compared to approximately 60 days at September 30, 2001. This reduction is principally due to improvement in the collection of accounts receivable.

On January 30, 2002, the Compensation Committee of the Board of Directors approved a cash-based incentive compensation program that provides for awards to eligible employees based upon the achievement of certain specified minimum targets directly related to our consolidated financial performance. The incentive compensation program provides for awards to eligible employees on a graduated basis as actual operating performance exceeds certain minimum financial targets.

Our net cash used for investing activities for the nine months ended June 30, 2002 was $50.7 million, and includes approximately $33.0 million of capital expenditures. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in data processing hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect to continue to incur capital expenditure costs at levels at or above those for the nine months ended June 30, 2002 for the foreseeable future.

Our investing activities for the nine months ended June 30, 2002 also include: approximately $12.7 million in net investments in restricted investments in marketable securities, representing the current period funding of self insured workers' compensation and general / professional liability insurance retentions held by LHC; and approximately $10.5 million in connection with the exercise of an option to purchase three formerly leased eldercare centers.

Our cash flows from investing activities for the nine months ended June 30, 2001 include approximately $7 million of cash proceeds from the sale of an eldercare center.

Our financing activities for the nine months ended June 30, 2002, resulted in net cash inflows of $34.0 million, and include approximately $80.0 million of cash proceeds from borrowings under the Delayed Draw Term Loan, of which, $10.0 million were used to finance the price of the purchase option previously described, and $28.0 million was used to refinance several mortgages at more favorable rates of interest. The Delayed Draw Term Loan was amended in December 2001 to allow $42.0 million of available credit under that loan to be used to restructure credit terms with NeighborCare(R) pharmacy's primary supplier of pharmacy products, as previously discussed. The Delayed Draw Term Loan is fully drawn at June 30, 2002 and is being repaid with no additional borrowings available under the Delayed Draw Term Loan.

In June 2002, the Senior Credit Facility was amended in order to extend the date by which we are required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by September 30, 2002, we are required to either enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of its consolidated debt or refinance such debt to achieve a mix of fixed rate debt of at least 50%. At June 30, 2002, our debt mix is approximately 12% fixed-rate and 88% variable-rate.

For the nine months ended June 30, 2002, we incurred approximately $20.7 million of lease obligation costs and expect to continue to incur lease costs at or above levels approximating those for the nine months ended June 30, 2002 for the foreseeable future.

We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures as well as current and projected debt service requirements.

Strategic Objectives
We are focusing our efforts on the following strategic objectives in order to improve overall operating performance and efficiency:

o    evaluate and reduce corporate overhead;
o    implement pharmacy and medical supply segment margin expansion plans;

--------------------------------------------------------------------------------

o    pursue operational efficiencies in the inpatient services segment;
o    retain a permanent Chief Executive Officer;
o    pursue selective acquisitions; and
o    evaluate and rationalize under-performing assets and business lines.

Our plan to evaluate and reduce corporate overhead will result in the elimination of certain duplicative and non-critical positions. We expect to implement this plan in the fourth fiscal quarter of 2002.

The primary elements of our pharmacy and medical supply segment margin expansion plans include reducing product acquisition costs, improving labor utilization, evaluating segment specific overhead costs and improving credit administration.

The primary elements of our inpatient services segment operational efficiency improvements include a continued focus on increasing quality payor mix, improving labor utilization, consolidating key business processes and better leveraging our existing infrastructure within core markets to improve occupancy.

We have engaged an outside executive search firm to identify and recruit a permanent Chief Executive Officer.

We continue to critically evaluate selective acquisitions, particularly pharmacy and other health service related businesses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions and Events - NCS Transaction".

In the normal course of business, we continually evaluate the performance of our operating units, with an emphasis on selling or closing under-performing or non-strategic assets.

There can be no assurances that we will be successful in implementing any of our strategic objectives. Nor can there be any assurances that, if implemented, such objectives will achieve desired results.

NCS Transaction
At the closing of the NCS transaction, we will repay in full the outstanding debt of NCS which includes $206 million of senior debt, and will redeem $102 million of 5.75% convertible subordinated debentures, including any accrued and unpaid interest. In total, the NCS transaction purchase price is estimated at $340 million, net of the application of approximately $20 million in excess cash at NCS.

We intend to finance the cash portion of the purchase price with existing cash on hand, and through an expansion of an existing senior credit facility.

Financial Commitments
Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

We have posted $1.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We have extended approximately $7.4 million in working capital lines of credit to certain jointly owned and managed companies, of which $5.0 million were unused at June 30, 2002. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were deemed unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

--------------------------------------------------------------------------------

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

Warrants
In connection with our Reorganization, we issued warrants to purchase 4,559,475 shares of new common stock. This represents approximately 11% of the new common stock issued on the Effective Date. The warrants expire on October 2, 2002 and have an exercise price of $20.33 per share of new common stock.

Income Taxes
Our income tax for the three and nine months ended June 30, 2002 was a benefit of $4.2 million and an expense of $25.4 million, respectively. This provision includes a $10.3 million reduction to tax expense realized in the third quarter 2002 resulting from the Job Creation and Worker Assistance Act of 2002 which extended the net operating loss carryback period.

The Company realizes tax benefits through the realization of Net Operating Loss ("NOL") carryforwards. Pursuant to SOP 90-7, the income tax benefits of any future realization of the NOL carryforwards are applied first as a reduction to goodwill.

Revenue Sources
We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize our pharmacy and other specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by us. We receive approximately 61% of our customer service revenues from Medicare and Medicaid. See "Part I: Item 1 - Business - Revenue Sources" herein and in the Company's Annual Report on Form 10-K.

A number of the provisions of the Balanced Budget Act and the Benefits Improvement Protection Act enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $34. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case-mix classification system. In its announcement, CMS made it clear that case-mix refinements would be postponed for a full year. CMS issued notice of fiscal year 2003 rates in the Federal Register, July 31, 2002. Rates effective October 1, 2002 will be increased by a 2.6% annual market basket adjustment. CMS estimates that even with this upward adjustment, average rates will be 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add-ons.

--------------------------------------------------------------------------------

The House of Representatives passed a package of Medicare amendments in late June, 2002. Under the House-passed measure, portions of the expiring provisions would be retained. The BBRA increase of 4% would expire, and the BIPA 16.6% add-on to the nursing portion of the SNF PPS rates would be reduced to 12% in 2003, 10% in 2004, and 8% in 2005. Under this proposal fiscal year 2003 rates would be 5.2% lower than the current year. The Senate is expected to consider Medicare provider relief during September. Details of the Senate leadership proposal have not been released. It is premature to forecast the outcome of Congressional action.

The Company's estimate of the impact of the "SNF Medicare Cliff ", factoring in the administrative decision not to proceed with changes in the case mix refinements at this time and without factoring in any additional Congressional action, exposes the skilled nursing facility sector to a 10% reduction. For the Company, this could have an adverse revenue impact exceeding $35 million annually. The Company is very involved with trade organizations representing the skilled nursing facility sector in aggressively pursing strategies to minimize the potentially adverse impact.

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

Certain service contracts permit our NeighborCare(R) pharmacy operations to provide services to HCR Manor Care, Inc. generating approximately $120 million, or ten percent and five percent of the net annual revenues, of NeighborCareand Genesis, respectively. These service contracts with HCR Manor Care are the subject of certain litigation.

New Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS 145. We have not determined the impact the adoption of SFAS 145 will have on our results from operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

--------------------------------------------------------------------------------

Other
We manage the operations of 70 eldercare centers. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship. Historically, we have treated these transactions on a "net basis", thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the three and nine months ended June 30, 2002, we billed our managed clients approximately $33.2 million and $108.4 million, respectively for such labor related costs.

Seasonality
Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

--------------------------------------------------------------------------------

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
We are exposed to the impact of interest rate changes. In the past, we employed established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objective, we have historically used interest rate swap agreements to manage net exposure to interest rate changes related to our portfolio of borrowings. As of June 30, 2002, no interest rate swap agreements were in place.

In June 2002, the Senior Credit Facility was amended in order to extend the date by which we are required to achieve certain levels of fixed versus variable interest rate exposure. As amended, by September 30, 2002, we are required to either enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of its consolidated debt or refinance such debt to achieve a mix of fixed rate debt of at least 50%. At June 30, 2002, our debt mix is approximately 12% fixed and 88% variable.

At June 30, 2002, we had $604.3 million of debt subject to variable market rates of interest. For each additional percentage point increase in the LIBOR, we will incur additional interest expense of approximately $6.0 million annually.

--------------------------------------------------------------------------------

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

In response to post-decision motions filed by NeighborCare and by respondents, the Arbitrator recalculated NeighborCare's damages, reducing them by approximately $2 million, and ruled that NeighborCare is not obligated, as a result of certain past events, to renegotiate the prices it offers to respondents for pharmacy and infusion therapy products and services.

--------------------------------------------------------------------------------

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Transactions and Events - NCS Transaction" for a discussion of the lawsuits filed by Omnicare, Inc. and Dolphin Limited Partnership I, L.P.

--------------------------------------------------------------------------------

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

           10.1 Amendment No. 2, dated as of June 28, 2002, to the Credit, Security, Guaranty and Pledge Agreement dated as of October 2, 2001

     (b) Reports on Form 8-K


           On July 1, 2002, the Company filed a Report on Form 8-K announcing that Michael R. Walker resigned as Chief Executive Officer of the Company and David C. Barr resigned as our Vice Chairman.

           On July 29, 2002, the Company filed a Report on Form 8-K reporting that the Company and a subsidiary of the Company, Geneva Sub, Inc. entered into a definitive agreement and plan of merger with NCS Healthcare Inc. (NCS), whereby NCS will become a wholly-owned subsidiary of the Company.

           On August 14, 2002, the Company filed a Report on Form 8-K disclosing the filing of their officers' certifications of certain of the Company's previously filed reports and its Report on Form 10-Q filed on August 14, 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

                                GENESIS HEALTH VENTURES, INC.

Date: August 14, 2002           /s/ George V. Hager, Jr.
                                ----------------------------------
                                George V. Hager, Jr.
                                Executive Vice President and Chief
                                Financial Officer

--------------------------------------------------------------------------------