Form 10-K
period 2002-09-30
GENESIS HEALTH VENTURES INC /PA
filed 2002-12-30
CIK 874265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

Commission File Number 0-33217

GENESIS HEALTH VENTURES, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction ofincorporation or organization)	101 East State Street Kennett Square, PA 19348 (Address of principal executive offices including zip code)	06-1132947 (I.R.S. Employer Identification Number)

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

YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $513,882,000(1). As of December 23, 2002, 41,023,763 shares of the registrant’s common stock were outstanding and 550,022 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

YES (2)	NO

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES	NO

DOCUMENTS INCORPORATED BY REFERENCE

NONE

(1)	The aggregate market value of the voting and non-voting common stock set forth above equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on December 23, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the registrant may or may not be deemed an affiliate of the registrant or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

(2)	The registrant meets the definition of “accelerated filer” (as defined by Rule12b-2 of the Act). However, the registrant notes that the phase-in period for accelerated deadlines of quarterly and annual reports will begin for reports filed by companies that meet the definition of “accelerated filer” as of the end of their first fiscal year ending on or after December 15, 2002. Accordingly, such rules do not currently apply to the registrant.

INDEX

Page
Cautionary Statements Regarding Forward Looking Statements	1
Risk Factors	2

PART I

ITEM 1: BUSINESS

Back to Index

Cautionary Statements Regarding Forward Looking Statements

As used herein, unless the context otherwise requires, “Genesis,” the “Company,”“we,” “our” or “us” refers to Genesis Health Ventures, Inc. and our subsidiaries.

Statements made in this report, and in our other public filings and releases, which are not historical facts contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Risk Factors”;
•	certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our notes to our consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on reimbursement for services provided; and our ability to successfully implement our strategic objectives and achieve certain performance improvement initiatives within our pharmacy services segment; the expected financial impact of severance and related costs; the expected reduction in medical supply revenues; the expected receipt of a $22 million breakup fee; the expected costs in fiscal 2003 and the foreseeable future; estimates in our critical accounting policies including, our allowance for doubtful accounts, our anticipated impact of long-lived asset impairments and our ability to provide for loss reserves for self-insured programs; and our ability to maintain restricted investments in marketable securities representing the level of outstanding insurance losses we expect to pay;
•	certain statements contained in “Business” concerning strategy, corporate integrity programs, insurance coverage, environmental matters, government regulations and the Medicare and Medicaid programs, and reimbursement for services provided; and
•	certain statements in “Legal Proceedings” regarding the effects of litigation.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following, which are discussed more fully in “Risk Factors”:

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;
•	the expiration of enactments providing for additional governmental funding;
•	changes in pharmacy legislation and payment formulas;
•	the impact of federal and state regulations;
•	changes in payor mix and payment methodologies;
•	further consolidation of managed care organizations and other third party payors;
•	competition in our businesses;
•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;
•	competition for qualified staff in the healthcare industry;
•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;
•	an economic downturn or changes in the laws affecting our business in those markets in which we operate;
•	the impact of our reliance on one pharmacy supplier to provide a significant portion of our pharmacy products;
•	the impact of acquisitions and/or a possible sale or spin-off of our eldercare business;
•	the ability to implement and achieve certain strategic objectives;
•	the difficulty in evaluating certain of our financial information due to a lack of comparability following the emergence from bankruptcy; and
•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

Back to Index

In addition to these factors and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in this report or the reports and other documents filed by us with the SEC that warn of risks or uncertainties associated with future results, events or circumstances also identify factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

Risk Factors

Changes in the reimbursement rates or methods of payment from Medicare and Medicaid have adversely affected our revenues and operating margins and additional changes in Medicare and Medicaid or the implementation of other measures to reduce the reimbursement for our services may further negatively impact us.

We currently receive over 60% of our revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in reduced rates of reimbursement for services that we provide, including skilled nursing facility services, pharmacy services and therapy services.

Legislative and regulatory action have resulted in continuing changes to Medicare and Medicaid reimbursement programs. These changes have negatively affected us, and include the following:

•	the adoption of the Medicare prospective payment system pursuant to the Balanced Budget Act of 1997, as modified by the Medicare Balanced Budget Refinement Act;

•	adoption of the Benefits Improvement Protection Act of 2000; and

•	the repeal of the Boren Amendment federal payment standard for Medicaid payments to nursing facilities.

The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints. In recent years, the time period between submission of claims and payment has increased. Further, within the statutory framework of the Medicare and Medicaid programs, there are a substantial number of areas subject to administrative rulings and interpretations that may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on us.

The Benefits Improvement and Protection Act enactment mandates a phase out of intergovernmental transfer transactions by states whereby states inflate the payments to certain public facilities to increase federal matching funds. This action may reduce federal support for a number of state Medicaid plans. The reduced federal payments may adversely affect aggregate available funds, thereby requiring states to reduce payments to all providers. We operate in several of the states that will experience a contraction of federal matching funds.

With the repeal of the federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on a timely basis.

Back to Index

Additionally, the recent economic downturn may reduce state spending on Medicaid programs. Recent data compiled by the National Conference of State Legislatures indicates that the recent economic downturn has had a detrimental effect on state revenues. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate.

Effective October 1, 2002, our revenues are adversely affected by expiring Medicare provisions; although Congress may restore a portion of lost Medicare revenues.

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. The expiration of these provisions is estimated to reduce our Medicare per diems per beneficiary, on average, by $34.

On April 23, 2002, the Centers for Medicare and Medicaid Services issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case-mix classification system. In its announcement, the Centers for Medicare and Medicaid Services clarified that case-mix refinements would be postponed for a full year. It issued notice of fiscal year 2003 rates in the Federal Register, July 31, 2002. Effective October 1, 2002, rates will be increased by a 2.6% annual market basket adjustment. The Centers for Medicare and Medicaid Services estimates that, even with this upward adjustment, average Medicare rates will be 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add-ons.

We estimate that the “Skilled Nursing Facilities Medicare Cliff,” factoring in the administrative decision not to proceed with changes in the case-mix refinements at this time and without factoring in any additional Congressional action, will expose the skilled nursing facility sector to a 10% reduction. For us, this reduction could have an adverse annual revenue and operating income impact from continuing operations beginning October 1, 2002 of approximately $28 million after taking into consideration the 2.6% annual market basket adjustment.

The Skilled Nursing Facility Medicare Cliff could adversely impact the liquidity of our pharmacy and other service related business customers, resulting in their inability to pay us, or to pay us timely, for our products and services. This factor, coupled with the adverse impact of the Skilled Nursing Facility Medicare Cliff to the liquidity of our eldercare business, could require us to borrow in order to fund our working capital needs, and in turn, cause us to become more highly leveraged.

There may be additional provisions in the Medicare legislation affecting our other businesses. Congress may consider changes affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings. There are two issues in particular that could have measurable negative impact, practitioner fee schedules and caps on Medicare Part B therapies. Absent Congressional action, the formula driven payment structure for calendar year 2003 physician and non-physician fee schedules will be reduced by 4.4%. This reduction affects not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals. Moreover, absent Congressional action, the moratorium on implementing payment caps on therapy services expires. Medicare Part B therapy services in calendar year 2003 will be subjected to the caps and are expected to reduce our annual revenues and operating income approximately $17 million and $3 million, respectfully.

It is not possible to quantify fully the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Back to Index

Changes in pharmacy legislation and payment formulas could adversely affect our NeighborCare® pharmacy operations.

Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. One of the most contentious issues before the 107th Congress was legislation expanding coverage under Medicare for outpatient pharmaceutical services. In June, 2002 the House of Representatives passed a comprehensive measure that would have expanded coverage administered by pharmacy benefit managers. The Senate deadlocked in its deliberations. Medicare pharmacy coverage was an important issue during the 2002 mid-term Congressional elections and, therefore, it is not unreasonable to expect that the 108th Congress will resume consideration of a benefit expansion. Many of the measures considered during the 107th Congress would include institutional long-term care pharmacy as covered under the definitions of an outpatient Medicare benefit. The measure that passed the House of Representatives included provisions that would shift responsibility for pharmacy coverage for dually eligible Medicare beneficiaries from coverage currently provided under state Medicaid programs to coverage under the new Medicare benefit. If enacted, this approach could significantly alter the administration of and payment for long-term care pharmacy services.

A number of states have enacted or are considering containment initiatives. Many have focused on reducing what the state Medicaid program will pay for drug acquisition costs. Most states have lowered payment to a negative percentage of average wholesale price. Some have attempted to impose more stringent pricing standards. Institutional pharmacies are often paid a dispensing fee over and above the payment for the drug. To the extent that changes in the payment for drugs is not accompanied by an increase in the dispensing fee, margins could erode. Some states have explored efforts to restrict utilization (preferred drug lists, prior-authorization, formularies). A few states have attempted to extend the preferred Medicaid pricing to all Medicare beneficiaries. NeighborCare, our wholly-owned pharmacy business, has joined with other leading multi-state institutional pharmacy companies to form the Alliance for Long Term Care Pharmacy (LTCPA) in an effort to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and Washington, DC. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in an number of instances, but given the budgetary concerns of both federal and state governments, neither LTCPA nor NeighborCare could assure that changes in payment formulas and delivery requirements will not have negative impact going forward.

We conduct business in a heavily regulated industry, and changes in regulations and violations of regulations may result in increased costs or sanctions.

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure and certification of eldercare centers and pharmacy operations, controlled substances and health planning in addition to reimbursement. For our eldercare centers, this regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care and operational requirements. For pharmacy and medical supply products and services, this regulation relates, among other things, to operational requirements, documentation, licensure, certification and regulation of controlled substances. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Because these laws are amended from time to time and are subject to interpretation, we cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient care) fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions. Other third-party payor sources also reserve rights to conduct audits and make monetary adjustments.

In the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and takes appropriate corrective action. In most cases, we and the reviewing agency will agree upon the measures that will bring the center or service site into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a provider, including but not limited to:

•	the imposition of fines;

•	suspension of payments for new admissions to the center; and

•	in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center’s or service site’s license.

Back to Index

These actions may adversely affect a provider’s ability to continue to operate, the ability to provide certain services and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Additionally, actions taken against one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to encourage the referral of patients to a particular provider for medical products and services. Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.

In July 1998, the federal government issued a new initiative to promote the quality of care in nursing homes. Following this pronouncement, it has become more difficult for nursing facilities to maintain licensure and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services will adopt pursuant to the Health Insurance Portability and Accountability Act are standards for electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although the Health Insurance Portability and Accountability Act was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. Failure to comply with the Health Insurance Portability and Accountability Act could result in fines and penalties that could have a material adverse effect on us.

The operation of our eldercare centers is subject to federal and state laws prohibiting fraud by healthcare providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicaid, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. We may be subject to fines and treble damage claims if it violates the civil provisions that prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act and the Balanced Budget Act of 1997 expanded the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicaid criteria, those criteria are often vague and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial position, results of operations and cash flows.

We are subject to federal and state laws that impose repackaging, labeling and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail outlets. A drug repackager must register with the Food and Drug Administration, referred to as the “FDA,” as a manufacturing establishment and is subject to FDA inspection for compliance with relevant good manufacturing practices. We hold all the required registrations and licenses and believe that we are in compliance with all related regulations. In addition, we believe that we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals. Failure to comply with FDA regulations could result in fines and other penalties, including loss of licensure and could have a material adverse effect on our business.

Back to Index

State laws and regulations could affect our ability to grow.

Many states in which we operate our business have adopted certificate of need or similar laws that generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center’s license and adverse reimbursement action. There can be no assurance that we will be able to obtain certificate of need approval for all future projects requiring such approval.

Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amounts of our patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for pharmacy and medical supply services, including the institutional pharmacy services of our NeighborCare® pharmacy operations and therapy services provided by our rehabilitation therapy services business, will vary based upon payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect our profitability. Particularly, any significant increase in our Medicaid population could have a material adverse effect on our financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

Further consolidation of managed care organizations and other third-party payors may adversely affect our profits.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that such organizations terminate us as a preferred provider and/or engage our competitors as a preferred or exclusive provider, our business could be materially adversely affected. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through prepaid capitation arrangements.

We face intense competition in our business.

The healthcare industry is highly competitive. We compete with a variety of other companies in providing eldercare services, many of which have greater financial and other resources and may be more established in their respective communities than us. Competing companies may offer newer or different centers or services than we do and may thereby attract customers who are either presently customers of our eldercare centers or are otherwise receiving our eldercare services.

The provision of pharmacy services in the long-term care industry is highly competitive. NeighborCare is one of the largest providers of pharmacy services to the long-term care industry in the United States. In the 41 states we sell pharmacy products and services, we compete with multiple local, regional and national institutional pharmacies. Institutional pharmacies compete principally on the basis of quality, cost effectiveness and service level.

We compete in providing other specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in these businesses are similar to those in the inpatient and pharmacy business and include reputation, the cost of services, the quality of clinical services, responsiveness to customer needs, and the ability to provide support in other areas such as third party reimbursement, information management and patient record-keeping.

An increase in insurance costs may adversely affect our operating cash flow, and we may be liable for losses not covered by or in excess of our insurance.

We have experienced an adverse effect on our operating cash flow due to an increase in the cost of certain of our insurance programs. Rising costs of eldercare malpractice litigation, and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Also, a tightening of the reinsurance market has affected property, auto and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased. These problems are particularly acute in the State of Florida where, because of a greater number and higher amount of claims, general liability and professional liability costs have become increasingly expensive. We own or leases approximately 1,500 skilled nursing beds in the State of Florida, representing six percent of our total owned and leased beds.

Back to Index

We carry property, workers’ compensation insurance, general and professional liability coverage on our behalf and on behalf of our subsidiaries in amounts deemed adequate by management. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

In addition, for certain of our workers’ compensation insurance, professional liability coverage and health insurance provided to our employees, we are self-insured. Accordingly, we are liable for payments to be made under those plans. To the extent claims are greater than estimated, they could adversely affect our financial position, results of operations and cash flows.

We could experience significant increases in our operating costs due to intense competition for qualified staff and minimum staffing laws in the healthcare industry.

We and the healthcare industry continue to experience shortages in qualified professional clinical staff, including pharmacists. We compete with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has caused added pressure on our operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to consider minimum staffing laws that could further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not in the future affect our ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans.

If we are unable to control operating costs and generate sufficient cash flow to meet operational and financial requirements, including servicing our indebtedness, our business operations may be adversely affected.

Cost containment and lower reimbursement levels by third-party payors, including federal and state governments, have had a significant impact on the healthcare industry as a whole and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited. Further, in connection with our reorganization, we entered into our senior secured credit facility. If we are unable to service our indebtedness, our business operations will be adversely affected. Therefore, we will have to generate sufficient cash flow to meet operational and financing requirements, which includes servicing our indebtedness. If we are unable to do so, our business operations and revenues may be materially adversely affected.

If we fail to generate significant cash flow to service our debt, we may have to refinance all or a portion of our debt to obtain additional financing.

Our ability to make payments on our existing and future debt and to pay our expenses will depend on our ability to generate cash in the future. Our ability to generate cash is subject to various risks and uncertainties, including those disclosed in this section and prevailing economic, regulatory and other conditions beyond our control. Based on our current level of operations, we believe that our cash flow from operations and other capital resources will be sufficient to meet our liquidity needs for the foreseeable future. However, we cannot assure you that these capital resources will be sufficient to enable us to repay our debt and to pay our expenses. If we do not have enough cash to make these payments, we may be required to refinance all or part of our debt, sell assets, curtail discretionary capital expenditures or borrow more money. We cannot assure you that it will be able to do these things on commercially reasonable terms, if at all. In addition, the terms of our existing or future debt agreements may restrict it from pursuing any of these alternatives.

Back to Index

The agreements governing our existing debt and preferred stock contain, and future debt may contain, various covenants that limit our discretion in the operation of our business.

The agreements and instruments governing our existing debt contain, and the agreements and instruments governing our future debt may contain, various restrictive covenants that, among other things, require it to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	pay dividends, redeem stock or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.

Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, and the acceleration of the maturity of, and the termination of the commitments to make further extension of credit under a substantial portion of our debt. If we were unable to repay debt to our senior lenders, these lenders could proceed against the collateral securing that debt. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

The terms of our outstanding preferred stock also contain restrictions on our ability to complete certain types of transactions without the consent of the holders of our preferred stock.

A significant portion of our business is concentrated in certain markets and the recent economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

We receive approximately 59% of our revenue from operations in Pennsylvania, New Jersey, Massachusetts and Maryland. The economic condition of these markets could affect the ability of our customers and third-party payors to reimburse us for our services through a reduction of disposable household income or the ultimate reduction of the tax base used to generate state funding of their respective Medicaid programs. An economic downturn, or changes in the laws affecting our business in these markets and in surrounding markets, could have a material adverse effect on our financial position, results of operations and cash flows.

Our NeighborCare pharmacy operations purchase a significant portion of our products from one supplier.

Our NeighborCare pharmacy operations obtain approximately 94% of our products from one supplier pursuant to contracts that are terminable by either party on 90 days’ notice. If these contracts are terminated, there can be no assurance that NeighborCare’s operations would not be disrupted or that NeighborCare could obtain the products at similar cost.

Back to Index

We may make acquisitions that could subject us to a number of operating risks.

We anticipate that we may make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to add services for our core customer base and for adjacent markets, and to expand each of our businesses geographically. However, implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities;

•	entry into markets in which we may have limited or no experience;

•	diversion of management’s attention from our core business;

•	difficulties in assimilating the operations of an acquired business or in realizing projected efficiencies and cost savings;

•	increase in our indebtedness and a limitation in our ability to access additional capital when needed; and

•	obtaining anticipated revenue synergies or cost reductions are also a risk in many acquisitions.

Certain changes may be necessary to integrate the acquired businesses into our operations to assimilate many new employees and to implement reporting, monitoring, compliance and forecasting procedures.

We are exploring strategic business alternatives, including the sale or spin–off of our ElderCare® business.

On October 2, 2002, we announced that we had retained UBS Warburg LLC and Goldman Sachs & Co. to assist us in exploring various strategic business alternatives, including, but not limited to, the potential sale or spin–off of our ElderCare networks of skilled nursing and assisted living centers. There can be no assurance that we will successfully complete any potential sale or spin–off of the ElderCare business or that any such transaction, if completed, will increase shareholder value.

Financial information related to our post–emergence operations is limited, and, therefore, it is difficult to compare post–emergence financial information with that of prior periods.

Since we emerged from bankruptcy on October 2, 2001, there is limited operating and financial data available from which to analyze our operating results and cash flows. As a result of fresh–start reporting, it is difficult to compare information reflecting our results of operations and financial condition after our emergence from bankruptcy to the results of prior periods. See “Selected Financial Data.”

Provisions in Pennsylvania law and our corporate charter documents could delay or prevent a change in control.

As a Pennsylvania corporation, we are governed by the Pennsylvania Business Corporation Law of 1988, as amended, referred to as “Pennsylvania corporation law.” Pennsylvania corporation law provides that the board of directors of a corporation in discharging its duties, including its response to a potential merger or takeover, may consider the effect of any action upon employees, shareholders, suppliers, customers and creditors of the corporation as well as upon, communities in which offices or other establishments of the corporation are located and all other pertinent factors. In addition, under Pennsylvania corporation law, subject to certain exceptions, a business combination between us and a beneficial owner of more than 20% of our stock may be accomplished only if certain conditions are met.

Back to Index

Our articles of incorporation contain certain provisions that may affect a person’s decision to implement a takeover of us, including the following provisions:

•	a classified board of directors beginning at the first shareholder meeting for the election of directors after October 2, 2002, with each director having a three-year term;

•	a provision providing that certain business combinations involving us, unless approved by at least 75% of the board of directors, will require the affirmative vote of at least 80% of our voting stock;

•	a provision permitting the board of directors to oppose a tender or other offer for our constituents and to consider any pertinent issue in connection with such offer including, but not limited to, the reputation of the offer, the value of the offered securities and any applicable legal or regulatory issues raised by the offer; and

•	the authority to issue preferred stock with rights to be designated by the board of directors.

The overall effect of the foregoing provisions may be to deter a future tender offer or other offers to acquire us or our shares. Shareholders might view such an offer to be in their best interest if the offer includes a substantial premium over the market price of the common stock at that time. In addition, these provisions may assist our management in retaining our position and place us in a better position to resist changes that the shareholders may want to make if dissatisfied with the conduct of our business.

Back to Index

PART I

ITEM 1: BUSINESS

General

Genesis Health Ventures, Inc. was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, “Genesis,” the “Company,”“we,”“our” or “us” refers to Genesis Health Ventures, Inc. and its subsidiaries.

We are a leading provider of healthcare and support services to the elderly. Our operations are comprised of two primary business segments, pharmacy services and inpatient services. These segments are complemented by an array of other service capabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Change in Strategic Direction and Objectives.”

We provide pharmacy services nationwide through our NeighborCare® integrated pharmacy operation that serves approximately 247,000 institutional beds in long–term care settings. We also operate 31 community–based retail pharmacies.

We provide inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. We currently own, lease, manage or jointly–own 256 eldercare centers with 31,073 beds, of which 20 centers with 2,291 beds have been identified as either held for sale or discontinued operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Assets Held for Sale and Discontinued Operations”.

We also provide rehabilitation services, diagnostic services, respiratory services, hospitality services, group purchasing services and healthcare consulting services.

Description of Business

Pharmacy Services

We provide pharmacy services in 41 states through our NeighborCare pharmacy operations. Our NeighborCare pharmacy operations consist of 59 institutional pharmacies (two are jointly–owned) and 22 medical supply and home medical equipment distribution centers (four are jointly–owned). In addition, we operate 31 community–based retail pharmacies (two are jointly–owned) which are located in or near medical centers, hospitals and physician office complexes. The community–based retail pharmacies provide prescription and over–the–counter medications and certain medical supplies as well as personal service and consultation by licensed pharmacists.

The largest sub–segment, institutional pharmacy services, provides prescription and non–prescription pharmaceuticals, infusion therapy, and medical supplies and equipment to eldercare centers operated by us, as well as to independent healthcare providers by contract.

Approximately 83% of NeighborCare revenues in fiscal 2002 consisted of the provision of prescription and non–prescription pharmaceuticals. Approximately 92% of the sales attributable to all pharmacy operations in the twelve months ended September 30, 2002 were generated through external contracts with independent healthcare providers, with the balance attributable to centers owned or leased by us.

We purchase, repackage and dispense prescription and non–prescription medication in accordance with physician orders and deliver such prescriptions to eldercare centers for administration to individual residents by the eldercare center’s clinical staff. We offer pharmaceuticals to our customers through a unit dose packaging, dispensing and delivery system, typically in 30–day supplies. We believe a unit dose delivery system improves control over the provision of drugs and reduces errors in drug administration to eldercare residents.

We obtain approximately 94% of our pharmacy products from one supplier pursuant to a contract that is terminable by either party on 90 days notice. We have not experienced any difficulty in obtaining pharmacy products or supplies used in the conduct of our business.

Back to Index

We also provide pharmacy consulting services including monitoring and reporting on prescription drug therapy and assisting in compliance with applicable state and federal regulations. Federal and state regulations mandate that long–term care facilities improve the quality of patient care by procuring consultant pharmacist services to monitor and report on prescription drug therapy. Our consulting services include:

•	review of each resident’s drug regimen to assess the appropriateness and efficiency of drug therapies, including a review of medical records, monitoring drug interactions with other drugs or food, monitoring laboratory test results and recommending alternate therapies;

•	participation on quality assurance and other committees of our customers;

•	monitoring and reporting on facility-wide drug usage;

•	development and maintenance of pharmaceutical policy and procedure manuals; and

•	assistance with state and federal regulatory compliance as they pertain to patient care.

The following table reflects the payor mix of pharmacy service revenues for the respective years ended September 30:

	2002	2001	2000

Long term care facilities and other	58%	60%	62%
Medicaid	40	37	35
Medicare	2	3	3

Total	100%	100%	100%

See “Revenue Sources” and “Government Regulation”.

Inpatient Services

We own, lease, manage or jointly–own 256 eldercare centers having 31,073 beds, including 33 stand–alone assisted living facilities and 19 transitional care units, located in 15 states, and concentrated in five geographic regions: New England Region (Massachusetts / Connecticut / New Hampshire / Vermont / Rhode Island); Midatlantic Region (Greater Philadelphia / Delaware Valley / New Jersey); Chesapeake Region (Southern Delaware / Eastern Shore of Maryland / Baltimore, Maryland / Washington D.C. / Virginia); Southern Region (Central Florida); and Allegheny / Midwest Region (West Virginia / Western Pennsylvania / Illinois / Wisconsin). We also are affiliated with 25 “member centers” having 4,416 beds that, for a fee, have access to many of the resources and capabilities of our eldercare network. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Change in Strategic Direction and Objectives.”

Our eldercare services focus on the central medical and physical issues facing the more medically demanding elderly. By integrating the talents of physicians with case management, comprehensive discharge planning and, where necessary, home support services, we believe we provide cost–effective care management to achieve superior outcomes and return customers to the community. We believe that our orientation toward achieving improved customer outcomes through our eldercare networks has resulted in increased utilization of specialty medical services, high occupancy of available beds, enhanced quality payor mix and a broader base of repeat customers.

Our skilled nursing centers offer three levels of care for our customers: skilled, intermediate and personal. Skilled care provides 24–hour per day professional services of a registered nurse; intermediate care provides less intensive nursing care; and personal care provides for the needs of customers requiring minimal supervision and assistance. Each eldercare center is supervised by a licensed healthcare administrator and engages the services of a medical director to supervise the delivery of healthcare services to residents and a director of nursing to supervise the nursing staff. We maintain a corporate quality assurance program to monitor regulatory compliance and to enhance the standard of care provided in each center.

Back to Index

We have established and actively market programs for elderly and other customers who require subacute levels of medical care. These programs include ventilator care, intravenous therapy, post–surgical recovery, respiratory management, orthopedic or neurological rehabilitation, terminal care and various forms of coma, pain and wound management. Private insurance companies and other third party payors, including certain state Medicaid programs, have recognized that treating customers requiring subacute medical care in centers such as those we operate is a cost–effective alternative to treatment in an acute care hospital. We provide subacute care at rates that we believe are substantially below the rates typically charged by acute care hospitals for comparable services.

The following table sets forth information regarding our average number of beds in service and the average occupancy levels at our eldercare centers for the respective years ended September 30:

	2002	2001	2000

Average Beds in Service: (1) (2)
Owned and Leased Facilities	24,139	24,783	14,286
Managed and Jointly-Owned Facilities	7,898	9,215	23,779
Occupancy Based on Average Beds in Service:
Owned and Leased Facilities	91%	91%	91%
Managed and Jointly-Owned Facilities	91%	88%	91%

(1)	In connection with the consummation of our joint plan of reorganization, 10,702 Multicare beds classified as “Managed and Jointly–Owned Facilities” prior to 2001 were reclassified as “Owned and Leased Facilities.” See “– Reorganization.”

(2)	Includes 2,291 owned and leased beds, principally located in the states of Wisconsin and Illinois, which have been identified as either held for sale or discontinued operations.

The following table reflects the payor mix of inpatient service revenues for the respective years ended September 30:

	2002	2001	2000

Medicaid	48%	48%	49%
Medicare	30	28	25
Private pay and other	22	24	26

Total	100%	100%	100%

See “Revenue Sources” and “Government Regulation”.

Other Service–Related Businesses

Rehabilitation Therapy. We provide an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy in all five of our eldercare regional market concentrations. These services are provided by approximately 3,500 licensed rehabilitation therapists and assistants employed or contracted by us at substantially all of the eldercare centers we operate, as well as by contract to healthcare facilities operated by others and through any one of our 15 certified rehabilitation agencies.

Management Services. We provide management services to 69 eldercare centers and transitional care units, which are the eldercare centers jointly–owned and / or managed referred to in Inpatient Services above, pursuant to management agreements that provide generally for the day–to–day responsibility for the operation and management of the centers. In turn, we receive management fees, depending on the agreement, computed as either an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The various management agreements, including renewal option periods, are scheduled to terminate between 2003 and 2011.

Tidewater Group Purchasing. We own and operate The Tidewater Healthcare Shared Services Group, Inc., one of the largest long–term care group purchasing companies in the country. We have negotiated contracts with 78 national and 175 regional vendors. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long–term care facilities. Tidewater's services are contracted to approximately 4,000 members with over 400,000 beds in 46 states and the District of Columbia.

Back to Index

Other Services. We employ 68 physicians, physician assistants and nurse practitioners that are primarily involved in designing and administering clinical programs and directing patient care. We also provide an array of other specialty medical services in certain parts of our eldercare network, including portable x–ray and other diagnostic services; home healthcare services; consulting services; respiratory health services and hospitality services such as dietary, housekeeping, laundry, plant operations and facilities management services.

We are exploring strategic business alternatives, including the sale or spin–off of our eldercare assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Transactions and Events – Change in Strategic Direction and Objectives.”

The following table sets forth the amount of our total net revenue from continuing operations contributed by our business segments and other businesses after the elimination of intercompany revenues for the fiscal periods presented (in thousands):

	2002	2001	2000

Inpatient services	$1,330,993	$1,255,525	$1,227,250
Pharmacy services	1,123,854	1,036,245	949,829
Other revenue	168,832	160,401	150,548

	$2,623,679	$2,452,171	$2,327,627

See note 22 to our consolidated financial statements —“Segment Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional disclosure of financial information regarding our segments. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” for a discussion of our reportable segments and our other businesses. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality”, for a description of the seasonality of our business.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self–pay residents, other third party payors and long term care facilities that utilize our pharmacy and other service related businesses. The healthcare industry is experiencing the effects of the trend toward cost containment as federal and state governments and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, generally have resulted in reduced rates of reimbursement for services provided by us.

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

Medicare and Medicaid. The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as “Medicare,” has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation’s elderly meet hospital and other health care costs. Health insurance coverage has been extended to certain persons under the age of 65 qualifying as disabled and those having end–stage renal disease. Medicare includes three related health insurance programs: (i)  hospital insurance referred to as Medicare Part A; (ii) supplementary medical insurance, referred to as Medicare Part B; and (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, referred to as Medicare+Choice or Medicare Part C. The Medicare program is currently administered by fiscal intermediaries (for Medicare Part A and some Medicare Part B services) and carriers (for Medicare Part B) under the direction of the Centers for Medicare and Medicaid Services a division of the Department of Health and Human Services.

Medicaid (Title XIX of the Social Security Act) is a federal–state matching program, whereby the federal government, under a needs based formula, matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state’s regulations. For skilled nursing centers, most states pay prospective rates, and have some form of acuity adjustment. In addition to facility based services, most states cover an array of medical ancillary services, including those services provided by institutional pharmacies. Payment methodologies for these services vary based upon state preferences and practices permitted under federal rules.

Back to Index

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

Laws Affecting Revenues. Congress has enacted three major laws during the past six years that have significantly altered payment for nursing home and medical ancillary services. The Balanced Budget Act of 1997, signed into law on August 5, 1997, reduced federal spending on Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act, enacted in November 1999 addressed a number of the funding difficulties caused by the Balanced Budget Act of 1997. The Benefits Improvement and Protection Act of 2000, was enacted on December 15, 2000, further modifying the law and restoring additional funding. The following provides a brief summary of these laws and an overview of the impact of these enactments on us.

Under the Balanced Budget Act of 1997, participating skilled nursing facilities are reimbursed under a prospective payment system for inpatient Medicare covered services. We often refer to the prospective payment system as PPS. The PPS commenced with a facility's first cost reporting period beginning on or after July 1, 1998. Under PPS, nursing facilities are paid a predetermined amount per patient, per day (“per diem”) based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of forty–four resource utilization groups using the information gathered as a result of each patient’s minimum data set assessment. We often refer to a resource utilization group as a RUG. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non–rehabilitation ancillary services. The law phased in PPS over a three–year period.

As implemented by the Centers for Medicare and Medicaid Services, the PPS has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUG case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non–therapy ancillary services.

In November 1999, the Balanced Budget Refinement Act was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the Balanced Budget Act of 1997. For covered skilled nursing facility services furnished on or after April 1, 2000, the federal per diem rate was increased by 20% for 15 RUG payment categories. While this provision was initially expected to adjust payment rates for only six months, the Centers for Medicare and Medicaid Services withdrew proposed RUG refinement rules. These payment add–ons will continue until the Centers for Medicare and Medicaid Services completes certain mandated recalculations of current RUG weightings. On April 23, 2002, the Centers for Medicare and Medicaid Services issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case–mix classification system. In its announcement, the Centers for Medicare and Medicaid Services clarified that case–mix refinements would be postponed for a full year (through our fiscal year 2003).

For fiscal years 2001 and 2002, the Balanced Budget Refinement Act mandated the federal per diem rates for all RUG categories be increased by an additional 4% over the required market basket adjustment. The law provided that certain specific services (such as prostheses and chemotherapy drugs) would be reimbursed separately from and in addition to the federal per diem rate. A provision was included that provided for cost report years beginning on or after January 1, 2000, skilled nursing facilities could waive the PPS transition period and elect to receive 100% of the federal per diem rate. The enactment also lifted for two years a $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

Back to Index

On December 15, 2000, Congress passed the Benefits Improvement and Protection Act that increased the nursing component of federal PPS rates by 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add–on to 3 of the 14 rehabilitation RUG categories to a 6.7% add–on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balanced Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps which was extended through calendar year 2002. These changes have had a positive impact on operating results.

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments which provided additional funding for Medicare participating skilled nursing facilities expired on September 30, 2002. The expiration of these provisions has reduced our Medicare per diems per beneficiary, on average, by $34.

The Centers for Medicare and Medicaid Services issued notice of fiscal year 2003 rates for the skilled nursing facilities PPS in the Federal Register, July 31, 2002. Effective October 1, 2002, rates will be increased by a 2.6% annual market basket adjustment. The Centers for Medicare and Medicaid Services estimate that, even with this upward adjustment, average Medicare rates will be 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add–ons.

We estimate that the “Skilled Nursing Facilities Medicare Cliff,” factoring in the administrative decision not to proceed with changes in the case–mix refinements at this time and without factoring in any additional Congressional action, will expose the skilled nursing facility sector to a 10% reduction. For us, this reduction could have an adverse annual revenue and operating income impact from continuing operations beginning October 1, 2002 of approximately $28 million after taking into consideration the 2.6% annual market basket adjustment.

The Skilled Nursing Facility Medicare Cliff could adversely impact the liquidity of our pharmacy and other service related business customers, resulting in their inability to pay us, or to pay us timely, for our products and services. This factor, coupled with the adverse impact of the Skilled Nursing Facility Medicare Cliff to the liquidity of our eldercare business, could require us to borrow in order to fund our working capital needs, and in turn, cause us to become more highly leveraged.

There may be additional provisions in the Medicare legislation affecting our other businesses. Congress may consider changes affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings. There are two issues in particular that could have measurable negative impact, practitioner fee schedules and caps on Medicare Part B therapies. Absent Congressional action, the formula driven payment structure for calendar year 2003 physician and non–physician fee schedules will be reduced by 4.4%. This reduction affects not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals. Moreover, absent Congressional action, the moratorium on implementing payment caps on therapy services expires. Medicare Part B therapy services in calendar year 2003 will be subjected to the caps and are expected to reduce our annual revenues and operating income approximately $17 million and $3 million, respectfully.

The prospects for legislative relief are uncertain. The 107th Congress adjourned without resolving Medicare provider issues. The 108th Congress begins January 7, 2003. During the 107th Congress, the House of Representatives passed a package of Medicare amendments (late June 2002). Under the House–passed measure, portions of the expiring provisions would be retained. The Balanced Budget Refinement Act increase of 4% would expire, and the 16.6% add–on of the Benefits Improvement and Protection Act to the nursing portion of the skilled nursing facility PPS rates would be reduced to 12% in 2003, 10% in 2004, and 8% in 2005. Under this proposal, fiscal year 2003 rates would be 5.2% lower than those of the current year. Several attempts were made to secure Senate consideration of a slightly more favorable package of legislative amendments. Prospects for expeditious action by the incoming Congress are uncertain.

It is not possible to quantify fully the effect of potential legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third–party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Our average Medicare rate per patient day in fiscal 1997, prior to the implementation of the PPS, was over $400. In Fiscal 1998, 1999, 2000, 2001 and 2002, the average Medicare rate per patient day was $390, $302, $294, $323 and $336, respectively.

The Balance Budget Act of 1997 contains provisions that have affected amounts paid to our NeighborCare pharmacy operations for pharmacy and medical supply products and services. Reimbursement for certain products covered under Medicare Part B is limited to 95% of the "average wholesale price." The move to PPS under the Balance Budget Act of 1997 has made pricing a more important consideration in the selection of pharmacy providers. Also, Congress included provisions in the Balance Budget Act of 1997 that would require nursing facilities to submit all claims for Medicare–covered services that their residents receive, both Medicare Part A and Medicare Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and rehabilitation therapy providers, except for certain excluded services. The Benefits Improvement and Protection Act, enacted in December 2000, repealed this provision, except for therapy services.

Back to Index

The Balance Budget Act of 1997 included several provisions affecting Medicaid. The Balance Budget Act of 1997 repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain healthcare providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the Balance Budget Act of 1997, states must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on a timely basis. The Balance Budget Act of 1997 also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or institutional pharmacy services from fee–for–service to managed care negotiated or capitated rates. We anticipate that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

The Benefits Improvement and Protection Act enacted a phase out of intergovernmental transfer transactions by states whereby states artificially inflate the payments to certain public facilities to increase federal matching funds. This action may reduce federal support for a number of state Medicaid plans. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers. We operate in several of the states that will experience a contraction of federal matching funds.

There are numerous reports affirming that the recent economic downturn has had a detrimental affect on state revenues. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate.

The reimbursement rates for pharmacy services under Medicaid are determined on a state–by–state basis subject to review by the Centers for Medicare and Medicaid Services and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation to charge Medicaid no more than its lowest charge to other consumers in the state. Since 2000, federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised. NeighborCare has participated in the efforts to review and interact with the Centers for Medicare and Medicaid Services on the revisions. This proactive involvement has helped in modifying the rate structures and thereby minimizing the impact of the new rules on NeighborCare’s operations.

Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. One of the most contentious issues before the 107th Congress was legislation expanding coverage under Medicare for outpatient pharmaceutical services. In June, 2002 the House of Representatives passed a comprehensive measure that would have expanded coverage administered by pharmacy benefit managers. The Senate deadlocked in its deliberations. Medicare pharmacy coverage was an important issue during the 2002 mid–term Congressional elections and, therefore, it is not unreasonable to expect that the 108th Congress will resume consideration of a benefit expansion. Many of the measures considered during the 107th Congress would include institutional long–term care pharmacy as covered under the definitions of an outpatient Medicare benefit. The measure that passed the House of Representatives included provisions that would shift responsibility for pharmacy coverage for dually eligible Medicare beneficiaries from coverage currently provided under state Medicaid programs to coverage under the new Medicare benefit. If enacted, this approach could significantly alter the administration of and payment for long–term care pharmacy services.

A number of states have enacted or are considering containment initiatives. Many have focused on reducing what the state Medicaid program will pay for drug acquisition costs. Most states have lowered payment to a negative percentage of average wholesale price. Some have attempted to impose more stringent pricing standards. Institutional pharmacies are often paid a dispensing fee over and above the payment for the drug. To the extent that changes in the payment for drugs are not accompanied by an increase in the dispensing fee, margins could erode. Some states have explored efforts to restrict utilization (preferred drug lists, prior–authorization, formularies). A few states have attempted to extend the preferred Medicaid pricing to all Medicare beneficiaries.

Back to Index

NeighborCare has joined with other leading multi–state institutional pharmacy companies to form the Alliance for Long Term Care Pharmacy (LTCPA) in an effort to influence the outcomes of both federal and state–specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and Washington, DC. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in an number of instances, but given the budgetary concerns of both federal and state governments. There can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

Federal and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. Such efforts have not been limited to skilled nursing facilities and pharmacy services, but have and will most likely include other services provided by us, including therapy services. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

All of our eldercare centers and healthcare services, to the extent required, are licensed under applicable law. All skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. We believe that our eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and take appropriate corrective action. In most cases, we and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases, the reviewing agency may take various adverse actions against a provider, including but not limited to:

•	the imposition of fines;

•	suspension of payments for all or new admissions to the center; and

•	in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center’s or site of service’s license.

These actions may adversely affect a center’s ability to continue to operate, ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of our centers have received notices in the past from state and federal agencies that, as a result of certain alleged deficiencies, the agency was taking steps to decertify the centers from participation in Medicare and Medicaid programs.

Back to Index

All of our owned and leased skilled nursing centers are currently certified to receive benefits provided under Medicare. Additionally, all of our skilled nursing centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of a skilled nursing center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

During 2002, the Centers for Medicare and Medicaid Services piloted a new nursing home quality initiative in six states. Our facilities cooperated in these initiatives to generate improved reporting and public awareness. Based on the success of the pilot program the Centers for Medicare and Medicaid Services has announced its intention to roll out the program nationwide within the coming few months. In addition to the changes being driven by public agencies, a number of nursing home companies in conjunction with several national trade associations have signed a quality covenant. This covenant establishes quality benchmarks the signing companies are striving to obtain.

Many states in which we operate have adopted certificate of need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes, or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in:

•	the inability to provide the service;

•	the inability to operate the centers;

•	the inability to complete the acquisition, addition or other change; and

•	the imposition of sanctions or adverse action on the center's license and adverse reimbursement action.

During recent years several states have passed legislation altering their certificate of need requirements. Virginia is expected to phase out its certificate of need requirement, and Maryland is studying a similar action. These changes are not expected to materially alter our business opportunities.

We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee–splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

•	the “anti-kickback” provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

•	the “Stark laws” which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

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

Back to Index

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years, the Department of Health and Human Services has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics, supplies, and supplier performance practices have been among the services addressed in these publications. Our Corporate Integrity Program is working to assure that our practices conform. The Department of Health and Human Services also issues fraud alerts and advisory opinions. Directives concerning double billing, home health services and the provision of medical supplies to nursing facilities have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have focused our internal compliance reviews to assure our practices conform with government instructions, we cannot accurately predict the impact of any such initiatives. See “Cautionary Statements Regarding Forward Looking Statements” and “– Revenue Sources.”

We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services may adopt pursuant to the Health Insurance Portability and Accountability Act are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

Although the Health Insurance Portability and Accountability Act was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. We have established a Health Insurance Portability and Accountability Act task force consisting of clinical, financial and information services professionals focused on the Health Insurance Portability and Accountability Act compliance.

The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

•	health care claims information;

•	plan eligibility, referral certification and authorization;

•	claims status;

•	plan enrollment and disenrollment;

•	payment and remittance advice;

•	plan premium payments; and

•	coordination of benefits.

Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. The Department of Health and Human Services has proposed rules governing the security of health information, but has not yet issued these rules in final form.

The Department of Health and Human Services finalized the transaction standards on August 17, 2000. While we initially were required to comply with them by October 16, 2002, Congress passed legislation in December 2001 that delays for one year (until October 16, 2003) the compliance date, but only for entities that submit a compliance plan to the Department of Health and Human Services by the original implementation deadline. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the Health Insurance Portability and Accountability Act health information practices provisions include criminal penalties and civil sanctions.

Back to Index

Management is in the process of evaluating the effect of Health Insurance Portability and Accountability Act on us. At this time, management anticipates that we will be able to fully comply with those Health Insurance Portability and Accountability Act requirements that have been adopted. However, management cannot at this time estimate the cost of compliance, nor can management estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services.

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

Marketing

Marketing for eldercare centers is focused at the local level and is conducted primarily by a dedicated regional marketing staff, who call on referral sources such as hospitals, hospital discharge planners, doctors, churches and various community organizations. In addition to those efforts, our marketing objective is to maintain public awareness of our eldercare centers and their capabilities. We take advantage of our regional concentrations in our marketing efforts, where appropriate, through consolidated marketing programs, which benefit more than one center. Toll–free regional phone lines assist the marketing staff and direct referral sources, which speeds admissions by automated tracking of bed availability and specialty care capabilities for each of our centers and all of our affiliated centers.

We market specialty medical services to independent healthcare providers, in addition to providing such services to our owned, leased, managed and affiliated eldercare centers. We market our institutional pharmacy services, rehabilitation therapy services, group purchasing, respiratory therapy, diagnostic services and consulting services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies.

In addition, a corporate marketing department supports the eldercare centers and service companies in developing promotional materials and literature focusing on our philosophy of care, services provided and quality clinical standards as well as providing industry research. See “Government Regulation” for a discussion of the federal and state laws which limit financial and other arrangements between healthcare providers.

We operate our core business under the names Genesis ElderCareand NeighborCare. Our logos, trademarks and service marks are featured in print advertisements in publications serving the regional markets in which we operate. Our marketing is aimed at increasing awareness among decision makers in key professional and business audiences. We are using advertising, including our toll free Genesis ElderCare lines, to promote our brand names in trade, professional and business publications and to promote services directly to consumers.

Personnel

At September 30, 2002, we employed over 44,000 people, including approximately 32,000 full–time and 12,000 part–time employees. Approximately 19% of these employees are pharmacists, physicians, nurses and other clinical professional staff.

We currently have 66 facilities that are covered by, or are negotiating, collective bargaining agreements. The agreements expire at various dates from December 2002 through 2006 and cover approximately 4,800 employees. We believe that our relationship with our employees is generally good.

Back to Index

We and our industry continue to experience shortages in qualified clinical professional staff, including pharmacists. We compete with other healthcare providers and with non–healthcare providers for both professional and non–professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, we and our competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has created added pressure on our operating margins. While we have been able to retain the services of an adequate number of qualified personnel to staff our facilities and sites of service appropriately and maintain our standards of quality care, there can be no assurance that continued shortages will not affect our ability to attract and maintain an adequate staff of qualified healthcare personnel in the future. A lack of qualified personnel at a facility could result in significant increases in labor costs at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect our operating results or expansion plans. See “Risk Factors.”

Employee Training and Development

We believe that nursing and professional staff retention and development has been and continues to be a critical factor in our successful operation. In response to this challenge, a compensation program which provides for annual merit reviews as well as financial and quality of care incentives has been implemented to promote staff motivation and productivity and to reduce turnover rates. Management believes that our wage rates for professional nursing and pharmacy staff are commensurate with market rates.

In addition, we have established an internal training and development program for both nurse assistants and nurses. Employee training is emphasized through a variety of in–house programs as well as a tuition reimbursement program. We have established, the Genesis Nursing Assistant Specialist Program. Classes, which are held on the employee’s time, at our cost, last for approximately six months and provide advanced instruction in nursing care. When all of the requirements for class participation have been met, the nurse aides graduate and are awarded the title of geriatric nursing assistant specialist and they are given a salary adjustment. The geriatric nursing assistant specialist then takes on additional responsibilities, acting in an enhanced, leadership roll in the center. As a geriatric nursing assistant specialist continues along his/her career path, we provide further incentives.

Similar programs are currently under development for both pharmacy technicians and nursing assistants who work in the assisted living environment. In addition, plans are underway to include specialized studies in the areas of end of life and/or dementia for future geriatric nursing assistant specialists.

We began a junior level management and leadership training program in 1990 referred to as the Pilot Light Program. The target audience for this training is registered nurses and licensed practical nurses occupying charge nurse positions within our nursing centers as well as our junior level corporate managers. Over 1,300 participants have graduated from this program.

Corporate Integrity Program

Our Corporate Integrity Program was developed to assure that we continue to achieve our goal of providing a high level of care and service in a manner consistent with all applicable state and federal laws and regulations, and our internal standard of conduct. This program is intended to allow personnel to prevent, detect and resolve any conduct or action that fails to satisfy all applicable laws and our standard of conduct.

We have a corporate compliance officer responsible for administering the Corporate Integrity Program. The corporate compliance officer, with the approval of the chief executive officer or the board of directors, may use any of our resources to evaluate and resolve compliance issues. The corporate compliance officer reports significant compliance issues to the board of directors.

We established the Corporate Integrity Program hotline, which offers a toll–free number available to all of our employees to report non–compliance issues. Employee calls to the hotline will be kept anonymous unless the employee waves his/her right to anonymity. All calls reporting alleged non–compliance are logged, investigated, addressed and remedied by appropriate company officials.

The corporate integrity subcommittee was established to ensure a mechanism exists for us to monitor compliance issues. The corporate integrity subcommittee members are senior members of the reimbursement, risk management, human resources, legal, clinical practices, internal audit and operations departments.

Back to Index

Periodically, we receive information from the Department of Health and Human Services regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers may include medical directors, attending physicians, vendors, consultants and therapists. On a monthly basis, management compares the information provided by the Department of Health and Human Services to databases containing providers and individuals doing business with us. Any potential matches are investigated and any necessary corrective action is taken to ensure we cease doing business with that provider and/or individual.

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

The provision of pharmacy services in the long–term care industry is highly competitive. NeighborCare is one of the largest providers of pharmacy services to the long–term care industry in the United States. In the 41 states we sell pharmacy products and services, we compete with multiple local, regional and national institutional pharmacies. Institutional pharmacies compete principally on the basis of quality, cost effectiveness and service level. In addition, we compete with multiple local, regional and national retail pharmacies; many of whom are more established in the markets in which we operate.

We operate eldercare centers in 15 states. In each market, our eldercare centers may compete for customers with rehabilitation hospitals, subacute units of hospitals, skilled or intermediate nursing centers, and personal care or residential centers. Certain of these providers are operated by not–for–profit organizations and similar businesses that can finance capital expenditures on a tax–exempt basis or receive charitable contributions unavailable to us. In competing for customers, a center's local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, health maintenance organizations, the customer's families and friends, and other community organizations.

Members of a customer's family generally actively participate in the selection of an eldercare center. Competition for subacute patients is intense among acute care hospitals with long–term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community, services offered, the appearance of a center, and the cost of services.

We compete in providing other specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in these businesses are similar to those in the inpatient and pharmacy business and include reputation, the cost of services, the quality of clinical services, responsiveness to customer needs, and the ability to provide support in other areas such as third party reimbursement, information management and patient record–keeping. See “Risk Factors.”

Insurance

We have experienced an adverse effect on our operating cash flow due to an increase in the cost of certain of our insurance programs. Rising costs of eldercare malpractice litigation, and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. Also, a tightening of the reinsurance market has affected property, auto and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased. These problems are particularly acute in the State of Florida where, because of a greater number and higher amount of claims, general liability and professional liability costs have become increasingly expensive. We own or lease approximately 1,500 skilled nursing beds in the State of Florida, representing six percent of our total owned and leased beds.

Prior to June 1, 2000, we purchased general and professional liability insurance coverage from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, we have purchased general and professional liability insurance coverage from a commercial insurer subject to per claim retentions. These retentions are insured by our wholly–owned captive insurance company, Liberty Health Corp., LTD. Liberty Health Corp. is currently insuring workers’ compensation, auto and general and professional liability insurance retentions.

Back to Index

Workers’ compensation insurance has been maintained as statutorily required, or in certain jurisdictions for certain periods, we have qualified as exempt or self–insured. Most of the commercial insurance purchased is loss sensitive in nature. As a result, we are responsible for adverse loss development.

We provide several health insurance options to our employees, including a self–insured health plan and several fully–insured health maintenance organizations.

We believe that adequate reserves are in place to cover the ultimate liability related to general and professional liability, workers’ compensation and health insurance claims exposure. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

Environmental Matters

We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Management does not believe that we will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect our capital expenditures, results of operations or financial condition.

Reorganization

On October 2, 2001, the effective date, we and The Multicare Companies, Inc., our 43.6% owned affiliate, consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to a September 20, 2001 order entered by the U.S. Bankruptcy Court for the District of Delaware approving our joint plan of reorganization. We have been operating out of bankruptcy since October 2, 2001.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Transactions and Events” for a further description of the nature and results of our reorganization and a description of other recent matters impacting our business and results of operations.

See “Risk Factors”.

Available Information

Our Internet address is www.ghv.com. Information contained on our website is not part of this annual report on Form 10–K. We make available free of charge on www.ghv.com our annual report on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exhange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Genesis Health Ventures, Inc.
101 East State Street
Kennett Square, PA 19348
Attention: Investor Relations
Telephone: (610) 925–2000

Back to Index

ITEM 2: PROPERTIES

Pharmacy Sites of Service

The following table provides information by state as of November 30, 2002 regarding the pharmacy service locations owned or leased by our NeighborCare pharmacy operations.

All but three of these sites are leased. Our inability to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain leases do not provide for non–disturbance from the mortgagee of the fee interest in the property and consequently these leases are subject to termination in the event that the mortgage is foreclosed following a default by the owner.

	Institutional Pharmacies	Medical Supply/ Home Medical Equipment Sites	Community Based Pharmacies	Total	Total Square Feet

Pennsylvania	5	4	2	11	208,724
Maryland	6	5	27	38	204,272
New Jersey	4	1	1	6	200,592
Virginia	4	2	1	7	76,628
Florida	3	2	-	5	62,499
California	4	1	-	5	59,187
Indiana	3	-	-	3	38,500
Wisconsin	4	-	-	4	37,112
Massachusetts	2	1	-	3	30,265
South Carolina	3	1	-	4	26,899
Connecticut	1	1	-	2	24,960
Illinois	4	1	-	5	22,777
Rhode Island	1	-	-	1	21,600
New Hampshire	1	1	-	2	20,000
Ohio	1	-	-	1	16,200
West Virginia	1	-	-	1	15,794
Colorado	1	-	-	1	15,238
Oklahoma	1	1	-	2	14,905
Michigan	1	-	-	1	12,000
Oregon	1	-	-	1	10,000
North Carolina	2	-	-	2	9,700
Iowa	1	-	-	1	6,803
New York	2	1	-	3	6,000
Kentucky	1	-	-	1	5,000
Texas	1	-	-	1	3,262
Washington	1	-	-	1	2,971

Totals	59	22	31	112	1,151,888

Two institutional pharmacies, four medical supply / home medical equipment sites and two community based pharmacies are jointly–owned by us and independent third–parties.

We believe that our physical properties are well maintained and are in a suitable condition for the conduct of our business.

Back to Index

Inpatient Sites of Service

The following table provides information by state as of November 30, 2002 regarding the eldercare centers we own, lease and manage. Included in the center count are 33 stand–alone assisted living facilities with 3,003 units and 19 skilled nursing facilities with 666 assisted living units. Certain properties are leased by the respective operating entities from third parties. If we are unable to make rental payments under these leases it could result in loss of the leased property through eviction or other proceedings. Certain leases do not provide for non–disturbance from the mortgagee of the fee interest in the property and consequently these leases are subject to termination in the event that the mortgage is foreclosed following a default by the owner.

	Wholly-Owned Centers		Leased Centers		Managed Centers (1)		Total

	Centers	Beds	Centers	Beds	Centers	Beds	Centers	Beds

Pennsylvania	29	3,778	7	688	9	1,633	45	6,099
New Jersey	20	3,095	12	1,976	8	747	40	5,818
Maryland	13	1,686	6	843	12	1,675	31	4,204
Massachusetts	13	1,742	2	250	28	1,961	43	3,953
West Virginia	14	1,306	5	394	4	270	23	1,970
Florida	13	1,626	2	178	–	–	15	1,804
Connecticut	10	1,511	–	–	2	168	12	1,679
New Hampshire	8	814	4	366	1	85	13	1,265
Illinois	9	919	–	–	–	–	9	919
Delaware	4	502	–	–	3	319	7	821
Virginia	4	556	1	240	–	–	5	796
Wisconsin	5	718	–	–	–	–	5	718
Rhode Island	3	373	–	–	–	–	3	373
North Carolina	–	–	–	–	2	340	2	340
Vermont	3	314	–	–	–	–	3	314

Totals	148	18,940	39	4,935	69	7,198	256	31,073

(1) Managed centers include 31 centers with 4,312 beds that are jointly–owned by us and independent third–parties. Also included in “managed centers” are 19 transitional care units with 481 beds located in hospitals principally in the state of Massachusetts.

Included in the total centers listed above are 20 centers with 2,291 beds that have been identified as either held for sale or discontinued operations, principally in the states of Illinois and Wisconsin.

We believe that our physical properties are well maintained and are in a suitable condition for the conduct of our business.

Back to Index

ITEM 3: LEGAL PROCEEDINGS

We are a party to litigation arising in the ordinary course of business. See “Cautionary Statements Regarding Forward Looking Statements.”

U.S. ex rel Scherfel v. Genesis Health Ventures et al.

In this action, brought in United States District Court for the District of New Jersey on March 16, 2000, the plaintiff alleges that a pharmacy purchased by NeighborCare failed to process Medicaid credits for returned medications. The allegations are vaguely alleged for other jurisdictions. While the action was under seal in United States District Court, we fully cooperated with the Department of Justice’s evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The U.S. District court action is no longer under seal but remains administratively stayed pending resolution of the bankruptcy issues.

The plaintiff filed a proof of claim in our bankruptcy proceedings initially for approximately $650 million and more recently submitted an amended claim in the amount of approximately $325 million. We believe the allegations have no merit and have objected to the proof of claim. In connection with an estimation of the proof of claim in the bankruptcy proceeding, Debtors filed a motion for summary judgment urging that the claim be estimated at zero. On or about January 24, 2002, the bankruptcy court granted Debtors’ motion and estimated the claim at zero. On or about February 11, 2002, the plaintiff appealed the bankruptcy court’s granting of summary judgment to the U.S. District Court in Delaware and sought an injunction preventing the distribution of assets according to the joint plan of reorganization. The injunction was subsequently denied by the U.S. District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the U.S. District Court, the assets previously reserved for the plaintiff’s claim were distributed in accordance with the joint plan of reorganization. A hearing on the merits of the appeal was held by teleconference on or about November 11, 2002, and a final decision from the U.S. District Court is pending.

Litigation Relating to Manor Care, Inc.

We and our affiliates and Manor Care, Inc. and its affiliates had outstanding legal actions against each other stemming from the acquisition by our NeighborCare subsidiary of Manor Care’s pharmacy subsidiary, Vitalink. Set forth below are descriptions of all of these legal actions.

Manor Care, Inc. v. Genesis Health Ventures, Inc.

On August 17, 1999, Manor Care filed a lawsuit in the United States District Court for the District of Delaware against us. In this action, plaintiff brings claims under the federal securities laws resulting from alleged misrepresentations and omissions made by us in connection with Manor Care’s acquisition of our series G preferred stock as compensation for its sale of Vitalink to us. Plaintiff seeks compensatory damages of unspecified amount, rescission of Manor Care’s purchase of the series G preferred stock, and the return of the consideration paid by Manor Care at the time of our acquisition of Vitalink from Manor Care.

We filed a motion to dismiss this action. On September 29, 2000, the Court granted that motion in part and denied it in part. Specifically, the Court dismissed plaintiff’s allegations regarding purportedly fraudulent statements concerning: our knowledge as to certain legislative changes to the Medicare program; the effect of our affiliate Multicare on our earnings; our intent with respect to the issuance of preferred stock; and our ability to declare dividends on the series G preferred stock. Accordingly, the only allegations that were not dismissed from this action concern our alleged failure to include certain financial information in the registration statement we filed in connection with its acquisition of Vitalink, and allegedly fraudulent statements concerning our labor relations. Our motion to consolidate this action with the action Genesis Health Ventures Inc. v. HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr., described above, has been denied.

On October 22, 2001, plaintiff filed a motion to reconsider the Court’s decision to dismiss this action in part, and we filed our opposition to that motion. On December 5, 2001, we filed a motion to dismiss the entire action pursuant to our joint plan of reorganization and the Bankruptcy Court’s order confirming that reorganization plan, which extinguish plaintiff’s claims against us except to the extent that those claims may be applied as set–off or recoupment against claims brought by us. (As discussed below, the defendants repled the claims in this action as affirmative defenses of set–off or recoupment against the claims we have filed in Genesis Health Ventures, Inc. v. HCR Manor Care, Inc., Civil Action No. 99–287 (D. Del.)).

On August 15, 2002, Genesis announced that Genesis and HCR Manor Care, Inc. have agreed to withdraw all outstanding legal actions against each other stemming from this matter.

Back to Index

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

NeighborCare Pharmacy Services, Inc. v. Omnicare, Inc. and Heartland Healthcare Services

On July 26, 1999, NeighborCare filed an action in the Circuit Court for Baltimore County, Maryland against Omnicare, Inc. and Heartland Healthcare Services, a joint venture between Omnicare and Manor Care. In this action, NeighborCare seeks injunctive relief, and compensatory and punitive damages of not less than $200 million, in connection with defendants' tortious interference with the Master Service Agreements.

The two defendants each filed motions to dismiss, or, in the alternative, to stay this action pending the resolution of the AAA Arbitration. On November 12, 1999, the Court granted the motions to stay, and set a January 31, 2000 hearing date for the motions to dismiss. Defendants subsequently withdrew their motions to dismiss prior to the hearing date.

NeighborCare Pharmacy Services, Inc. v. HCR Manor Care, Inc., Manor Care, Inc.and ManorCare Health Services, Inc.

On May 7, 1999, our wholly–owned subsidiary, NeighborCare, filed a demand for arbitration under the commercial arbitration rules of the American Arbitration Association against HCR Manor Care, Inc., Manor Care, Inc. and ManorCare Health Services, Inc, collectively referred to as the respondents. The AAA arbitration principally concerns two long–term master service agreements between NeighborCare and ManorCare Health Services, Inc. Pursuant to one of these agreements, referred to as the master pharmacy agreement, NeighborCare provides pharmacy services to long–term care facilities owned or operated by Manor Care. Pursuant to the other agreement, referred to as the master infusion therapy agreement, NeighborCare provides infusion therapy products and services to Manor Care long–term care facilities.

In the AAA arbitration, NeighborCare sought injunctive relief and compensatory damages in connection with respondents' attempt to terminate the master service agreements, and respondents' failure to provide NeighborCare with the right to serve as the preferred provider of pharmacy and infusion therapy services to all Manor Care long–term care facilities pursuant to the master service agreements.

Respondents filed counterclaims requesting declaratory relief approving the purported termination of the master service agreements, as well as counterclaims seeking compensatory damages in connection with alleged overcharges under the two agreements.

The arbitrator, on May 17, 2000, declined to dismiss NeighborCare's claims for money damages for breach of its contractual right to serve as the preferred provider to all Manor Care long–term care facilities. However, the arbitrator did dismiss, without prejudice, NeighborCare's claim for specific performance of that right.

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

On February 14, 2002, the arbitrator ruled in favor of NeighborCare. The arbitrator found that Manor Care did not lawfully terminate its service contracts with NeighborCare. As a result, the contracts between NeighborCare and Manor Care, which expire in October 2004, remain in full force until that time. The arbitrator also determined that NeighborCare had the right to damages because it was not offered the opportunity to service facilities owned and operated by Healthcare & Retirement Corporation of America, Inc., which was deemed to be an affiliate of Manor Care under the contract. The arbitrator awarded us $23.4 million, plus pre–judgment interest, in compensatory damages. In addition, the arbitrator terminated his prior ruling that allowed Manor Care to withhold 10% of the payments owed to NeighborCare and Manor Care paid us an additional $9.1 million in funds representing the amounts withheld during the course of the AAA arbitration pursuant to the arbitrator's prior ruling.

Back to Index

In response to post–decision motions filed by NeighborCare and by respondents, the Arbitrator recalculated NeighborCare's damages, reducing them by approximately $2 million, and ruled that NeighborCare was not obligated, as a result of certain past events, to renegotiate the prices it offers to respondents for pharmacy and infusion therapy products and services.

Genesis Health Ventures, Inc. v. HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr.

On May 7, 1999, we filed an action in the United States District Court for the District of Delaware against HCR Manor Care, Inc., Manor Care, Inc., Paul A. Ormond, and Stewart Bainum, Jr. In this action, we seek compensatory and punitive damages exceeding $2 million for federal securities fraud, common–law fraud, negligent misrepresentation and controlling person liability in connection with material misrepresentations and omissions made by defendants during the course of our acquisition of Vitalink. We further seek injunctive relief with respect to Manor Care's failure to dispose of its ownership interests in Heartland Healthcare Services, a competitor of NeighborCare, pursuant to a non–competition provision found in a side agreement between Genesis, Vitalink and Manor Care.

Defendants filed a motion to dismiss or stay this action pending the resolution of the AAA arbitration. On March 22, 2000, the Court denied the defendants' motion to dismiss, but granted the motion to stay the case pending resolution of the AAA arbitration.

Manor Care of America, Inc. v. Genesis Health Ventures, Inc., the Cypress Group L.L.C., TPG Partners II, L.P., and Nazem, Inc.

On December 22, 1999, MCAI filed a lawsuit in the United States District Court for the Northern District of Ohio against us, the Cypress Group L.L.C., TPG Partners II, L.P., and Nazem, Inc. In this action, MCAI brings claims of federal securities fraud in connection with alleged misrepresentations and omissions made by us in connection with our issuance of Series H Preferred Stock and Series I Preferred Stock (the "Senior Preferred Stock") on or about November 15, 1999. In connection with the issuance of the Senior Preferred Stock, MCAI also brings state law breach–of–contract claims with respect to our purported obligations under (1) a Rights Agreement entered into between us and MCAI at the time of our acquisition of Vitalink from MCAI, and (2) the terms of the Series G Preferred Stock issued to MCAI in connection with the Vitalink transaction. MCAI seeks rescission of the Senior Preferred Stock and unspecified monetary damages.

On February 29, 2000, we filed a motion to dismiss this action on the ground, among others, that the sole federal claim alleged fails to state a cause of action under federal securities laws. That motion has been fully briefed. In response to our reorganization, the Court, on July 19, 2000, stayed this action and ordered the case closed subject to reopening upon written motion.

Withdrawal of Outstanding Legal Actions

On August 15, 2002, we and Manor Care agreed to withdraw all of the remaining pending legal actions described above against each other stemming from the acquisition by our subsidiary, NeighborCare, of Manor Care's pharmacy subsidiary, Vitalink. We and Manor Care have also agreed to withdraw the prior pharmacy service agreement and have entered into a new pharmacy service agreement. The new pharmacy service agreement will run through January 2006 and covers approximately 200 Manor Care facilities. The new pharmacy service agreement replaced the agreement we had between us and Manor Care that was set to expire in 2004.

The pricing of the new pharmacy service agreement has been reduced by approximately $12.5 million annually based upon current sales volumes. The new pharmacy service agreement is retroactive to June 1, 2002.

Back to Index

Litigation Relating to the NCS Transaction

On August 1, 2002, Omnicare, Inc. filed a lawsuit in the Court of Chancery, County of New Castle, State of Delaware against NCS, its directors, we and Geneva Sub and subsequently filed an amended complaint on August 12, 2002 and a second amended complaint on September 23, 2002, referred to as the “Omnicare complaint.” In the Omnicare complaint, Omnicare alleged, among other things, that by agreeing to the terms of the voting agreements and the merger agreement, the named NCS directors breached their statutory obligation to manage NCS and breached their fiduciary duties to NCS and NCS stockholders; that the grant of proxy under the voting agreements violated NCS's certificate of incorporation and resulted in the shares of NCS class B common stock subject to those agreements (which carry 10 votes per share) being converted automatically into shares of NCS class A common stock (which carry 1 vote per share); and that the termination fee that would be paid by NCS to us under some circumstances is unreasonably high and therefore unenforceable. Omnicare also alleges that we and Geneva Sub aided and abetted the NCS directors in breaching their fiduciary duties to NCS stockholders by entering into the voting agreements and merger agreement. Omnicare asked the court to (i) declare that the NCS class B shares subject to the voting agreements had been irrevocably converted into NCS class A shares; (ii) declare the merger agreement null and void; (iii) preliminarily and permanently enjoin NCS, the NCS directors, us and Geneva Sub from taking further steps or actions with respect to the voting agreements and the merger agreement; (iv) preliminarily and permanently enjoin us and Geneva Sub from aiding and abetting the named NCS directors from breaching their fiduciary duties; (v) declare the termination fee unreasonable, invalid and unenforceable; and (vi) grant Omnicare such other relief as the court deems just and proper, including the cost and disbursements of the action and reasonable attorneys' fees.

On August 7, 2002, Dolphin Limited Partnership L.L.P. ("Dolphin"), on behalf of all holders of NCS Class A common stock (other than the named NCS defendant directors), filed a lawsuit in the Court of Chancery, County of New Castle, State of Delaware against NCS, its directors, us and Genesis Sub (sic). In its complaint, Dolphin alleges that the named NCS directors breached their fiduciary duties to holders of NCS Class A common stock by, among other things, entering into the voting agreements and the merger agreement, and refusing to consider Omnicare's bid and not conditioning the NCS transaction on the approval of the holders of the NCS Class A common stock as a separate class. Dolphin also alleged that we aided and abetted the named NCS directors in breaching their fiduciary duties to the holders of NCS Class A common stock. Dolphin asked the court to (i) declare that the action is a class action and certify Dolphin as the class representative and Dolphin's counsel as the class counsel; (ii) enjoin, preliminarily and permanently, the NCS transaction; (iii) direct that the NCS transaction be conditioned on the approval of the holders of NCS Class A common stock as a separate class; (iv) rescind the NCS transaction in the event that it occurs prior to the court's final judgment or award the holders of NCS Class A common stock recissory damages; (v) direct that the named defendants account to Dolphin and the holders of NCS Class A common stock for all damages caused by the defendants and account for all profits and any special benefits obtained as a result of the alleged breaches of fiduciary duties; (vi) award Dolphin the costs and disbursements of the action, including a reasonable allowance for the fees and expenses of Dolphin's attorneys and experts; and (vii) grant Dolphin and the holders of NCS Class A common stock such further relief as the court deems just and proper.

On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior rulings of the Court of Chancery, entered an order preliminarily enjoining “implementation” of the merger between Geneva Sub and NCS pending further proceedings. On December 15, 2002, we and Omnicare entered into a Termination and Settlement Agreement. Pursuant to the Termination and Settlement Agreement, we agreed to terminate the merger agreement on Monday, December 16, 2002 by sending notice thereof to NCS, and Omnicare agreed to pay to Genesis, an amount in cash equal to $22 million less any termination fees paid by or on behalf of NCS to Genesis under the merger agreement. In addition, pursuant to the Termination and Settlement Agreement, Genesis and Omnicare each agreed to release the other party from any claims arising from the merger agreement and not to commence any action against the other party arising out of or in connection with the merger agreement. On December 16, 2002, Genesis terminated the merger agreement in accordance with its terms and provided written notice to NCS. On December 17, NCS paid us a termination fee of $6 million, as provided in the merger agreeement. The remainder of the $22 million agreed to with Omnicare will be paid if and when Omnicare subsequently announced its merger agreement with NCS.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

We will hold our 2003 Annual Meeting of Shareholders on April 9, 2003. Pursuant to the proxy rules under the Securities and Exchange Act of 1934, as amended, our shareholders are notified that the deadline for providing us timely notice of any shareholder proposal to be submitted outside of the Rule 14a–8 process for consideration at our 2003 annual meeting of shareholders will be February 1, 2003. As to all matters which we do not have notice on or prior to February 1, 2003, discretionary authority shall be granted to the persons designated in our proxy related to the 2003 annual meeting to vote on such proposal. With respect to inclusion of shareholder proposals in our proxy materials related to the 2003 annual meeting, a shareholder proposal must be submitted to us at our office located at 101 East State Street, Kennett Square, Pennsylvania 19348, by February 1, 2003. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a–8.

Back to Index

ITEM 4.1:   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Robert H. Fish	52	Interim Chairman and Chief Executive Officer
George V. Hager, Jr.	46	Executive Vice President and Chief Financial Officer
Richard L. Castor	47	Senior Vice President and Chief Information Officer
Barbara J. Hauswald	43	Senior Vice President and Treasurer
James V. McKeon	38	Senior Vice President and Corporate Controller
Richard Pell, Jr.	54	Senior Vice President, Administration and Chief Compliance Officer
Robert A. Smith	54	President and Chief Operating Officer, NeighborCare Pharmacy
James W. Tabak, Esquire	43	Senior Vice President, Human Resources
James J. Wankmiller, Esquire	48	Senior Vice President, General Counsel and Corporate Secretary

Robert H. Fish has served as our director since October 2001, interim chief executive officer since June 2002 and interim chairman since November 2002. He is a managing partner of Sonoma–Seacrest, LLC, a California–based healthcare practice specializing in strategic planning, performance improvement, and merger and acquisition issues. Prior to joining Sonoma, Mr. Fish served as president and chief executive officer of St. Joseph Health System and president and chief executive officer of ValleyCare Health System. Mr. Fish holds a Bachelor of Arts degree in Sociology and Anthropology from Whittier College and a Masters in Hospital Administration from the University of California at Berkeley.

George V. Hager, Jr. serves as our executive vice president and chief financial officer and is responsible for corporate finance, treasury, investor relations, information services, third party reimbursement, risk management, real estate and property management. Mr. Hager joined us in 1992 as vice president and chief financial officer and was named senior vice president and chief financial officer in 1994. He holds a Bachelor of Arts degree in Economics from Dickinson College and a Master of Business Administration degree from Rutgers Graduate School of Management.

Richard L. Castor has served as our senior vice president and chief information officer since June 2001, chief technology officer since December 2000, and as president of our wholly-owned subsidiary, HealthObjects Corporation, a software development company, since March 1998. Prior to that time, Mr. Castor served as chief technology officer for Aetna for 2 years. Mr. Castor received a Bachelor of Science degree in Computer Science from Denison University in 1977.

Barbara J. Hauswald has served as our senior vice president since April 2000, and joined us as vice president and treasurer in April 1998. Prior to joining us, Ms. Hauswald served as first vice president in the health care banking department of Mellon Bank N.A. She received a Bachelor of Science degree in Commerce in 1981 from the University of Virginia.

James V. McKeon has served as our senior vice president and corporate controller since April 2000. Mr. McKeon joined us in June 1994 as director of financial reporting and investor relations and served as our vice president of finance and investor relations from November 1995 to April 1997. From April 1997 to April 2000, Mr. McKeon served as our vice president and corporate controller. He received a Bachelor of Science degree in Accountancy from Villanova University in 1986.

Richard Pell, Jr. has served as our senior vice president–administration and chief compliance officer since April 1998. Mr. Pell oversees the following areas: human resources, law, government relations, public relations, staff development and corporate communications. He received a Bachelor of Science Degree in Economics from the University of Pennsylvania in 1970 and a Masters Degree in Health Care Administration from the Mt. Sinai School of Medicine, City University of New York in 1975.

Robert A. Smith has served as our president and chief operating officer of NeighborCare, our institutional pharmacy business since May 2001. Prior to being named president, Mr. Smith served as executive vice president and chief operating officer of NeighborCare’s Allegheny region since November 1999. He served as senior vice president of NeighborCare’s Allegheny region since August 1998, a position he held with Vitalink Pharmacy Services prior to its acquisition by NeighborCare. Mr. Smith has held senior management positions in several long–term care pharmacy organizations since 1988 and holds a Bachelor of Science degree in Pharmacy from Duquesne University.

Back to Index

James W. Tabak, Esquire has served as our senior vice president of human resources since April 2000. Mr. Tabak oversees and directs the function of the human resource department including human resource planning, employment, training and development, labor relations, compensation, benefits and merit review system. From January 1992, Mr. Tabak served as our associate general counsel and vice president of human resources. He holds a Bachelor of Science degree in Political Science from the University of Pennsylvania and a law degree from The Boston University School of Law.

James J. Wankmiller, Esquire has served as our senior vice president, general counsel and corporate secretary since April 2000. Mr. Wankmiller joined us in October 1996 as vice president and general counsel. Mr. Wankmiller received his Bachelor of Science degree from St. Joseph’s University in 1976 and his Juris Doctorate degree from Villanova University School of Law in 1980. He also serves on the legal subcommittee of the American Health Care Association.

Back to Index

PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Nasdaq National Market under the symbol “GHVI”. From October 15, 2001 until February 7, 2002 our common stock traded on the OTC Bulletin Board under the symbol “GHVE”. Our common stock that was cancelled in connection with our reorganization was traded on the New York Stock Exchange through June 22, 2000 and on the OTC Bulletin Board thereafter. The following table indicates, for each of the quarters in the fiscal year ended September 30, 2002, the range of high and low closing prices of our common stock as reported on the OTC Bulletin Board through February 7, 2002 and on the Nasdaq National Market thereafter. The following table also indicates, for each of the quarters in the fiscal year ended September 30, 2001, the range of high and low closing prices of our common stock that was cancelled in connection with our reorganization as reported on the OTC Bulletin Board.

Fiscal Year Ending	High	Low
September 30, 2002
First Quarter	$26.00	$19.20
Second Quarter	$21.00	$13.74
Third Quarter	$21.23	$17.70
Fourth Quarter	$19.50	$14.25
September 30, 2001
First Quarter	$0.20	$0.03
Second Quarter	$0.41	$0.11
Third Quarter	$0.36	$0.02
Fourth Quarter	$0.08	$0.01

As of December 23, 2002, there were 6,369 shareholders of record of our common stock. We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted by our senior credit facility and senior secured note agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”. Management does not anticipate the payment of cash dividends on our common stock in the foreseeable future.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plans” for disclosure regarding our equity compensation plans.

On October 2, 2001, we and Multicare consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving our joint plan of reorganization. In connection with our joint plan of reorganization, we issued or will issue the following securities without registration under the Securities Act of 1933 in reliance on Section 1145 of the Bankruptcy Code and the Bankruptcy Court order confirming our joint plan of reorganization:

•	41,000,000 shares of our common stock to our and Multicare’s creditors as identified in our joint plan of reorganization. We issued 40,449,978 of these shares on various dates from October 2, 2001 to December 23, 2002 and, as of December 23, 2002, 550,022 of these shares of common stock have not yet been issued;

•	$242.6 million of senior secured notes on October 2, 2001 to our and Multicare’s senior secured creditors as identified in our joint plan of reorganization;

•	warrants to our and Multicare’s unsecured creditors as identified in our joint plan of reorganization on various dates in fiscal 2002. The warrants were exercisable to purchase up to 4,559,475 shares of our common stock, subject to adjustment. The warrants, which expired on October 2, 2002, had an exercise price of $20.33 per share of our common stock, subject to adjustment; and

•	425,946 shares of our Series A convertible preferred stock to our and Multicare’s senior secured creditors as identified in our joint plan of reorganization on various dates in fiscal 2002.

Back to Index

Each share of Series A convertible preferred stock is convertible at any time and from time to time, at the option of the holder (optional conversion) and all shares of Series A convertible preferred stock will be converted at any time after the first anniversary of the date of original issuance of shares of Series A convertible preferred stock if the average market price for a share of our common stock for 20 consecutive trading days exceeds $30.00 (as adjusted from time to time to reflect stock splits, dividends, recapitalizations, combinations or the like), at our option (a mandatory conversion), in each case into fully paid and nonassessable shares of our common stock.

Each share of Series A convertible preferred stock is convertible into the number of shares of our common stock which results from dividing (x) the liquidation preference of $100 per each such share plus all accrued and unpaid dividends by (y) the conversion price per share of $20.33 subject to adjustment, provided that, upon any conversion of shares of Series A convertible preferred stock, we will have the right to pay to the converting holder in cash the accrued and unpaid dividends on the shares of Series A convertible preferred stock to be converted.

Back to Index

ITEM 6:   SELECTED FINANCIAL DATA

	Successor Company	Predecessor Company

(Years ended September 30, )	2002	2001	2000	1999	1998

Statement of Operations Data (in thousands, except per share data)
Net revenues	$2,623,679	$2,452,171	$2,327,627	$1,843,270	$1,380,534
Income (loss) from continuing operations	73,794	(1,247,824)	(877,751)	(286,954)	(11,388)
Net income (loss) attributable to common shareholders	70,167	247,009	(883,455)	(290,050)	(25,900)
Per common share data (diluted):
Earnings (loss) from continuing operations	1.76	(25.65)	(18.65)	(8.09)	(0.32)
Net income (loss) attributable to common shareholders	$1.68	$5.08	$(18.77)	$(8.17)	$(0.74)
Weighted average common shares – diluted	43,351	48,641	47,077	35,485	35,159
Other Financial Data:
Capital expenditures (in thousands)	$51,635	$43,721	$51,981	$77,943	$56,663
Operating Data: Inpatient Services
Payor Mix
Medicaid	48%	48%	49%	52%	49%
Medicare	30%	28%	25%	24%	26%
Private pay and other	22%	24%	26%	24%	25%
Average owned/leased eldercare center beds (1)	24,139	24,783	14,286	15,522	15,137
Occupancy Percentage	91%	91%	91%	91%	92%
Average managed eldercare center beds (1)	7,898	9,215	23,779	23,984	24,234
Pharmacy Services
Payor Mix
Long-term care facilities and other	58%	60%	62%	63%	70%
Medicaid	40%	37%	35%	33%	23%
Medicare	2%	3%	3%	4%	7%
Average institutional pharmacy beds served	247,114	253,224	244,409	245,277	109,520
	Successor Company		Predecessor Company

(As of September 30,)	2002	2001	2000	1999	1998

Balance Sheet Data (in thousands)
Working capital	$449,006	$282,016	$304,241	$235,704	$243,461
Total assets	1,989,495	1,839,220	3,127,899	2,429,914	2,627,368
Liabilities subject to compromise	—	—	2,446,673	—	—
Long-term debt	648,939	603,268	10,441	1,484,510	1,358,595
Redeemable preferred stock	44,765	42,600	442,820	—	—
Shareholders’ equity (deficit)	$914,123	$834,858	$(246,926)	$587,890	$875,072

(1)	In connection with the consummation of the our joint plan or reorganization, 10,702 Multicare beds previously classified as “Managed and Jointly-Owned Facilities” were reclassified as “Owned and Leased Facilities.” See “Business – Reorganization.”

Please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations – Certain Transactions and Events” for a description of significant transactions. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Factors Affecting Comparability of Financial Information.”

The statement of operations data from continuing operations for all prior year periods has been adjusted for operations identified as discontinued. Operating data of the Predecessor Company has not been adjusted to exclude discontinued operations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Certain Transactions and Events – Assets Held for Sale and Discontinued Operations.”

Back to Index

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a leading provider of healthcare and support services to the elderly. Our operations are comprised of two primary business segments, pharmacy services and inpatient services. These segments are complemented by an array of other service capabilities. See “— Certain Transactions and Events — Change in Strategic Direction and Objectives.”

We provide pharmacy services nationwide through 59 institutional pharmacies (two are jointly–owned) and 22 medical supply and home medical equipment distribution centers (four are jointly–owned). In addition, we operate 31 community–based retail pharmacies (two are jointly–owned) which are located in or near medical centers, hospitals and physician office complexes.

We provide inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. We currently own, lease, manage or jointly-own 256 eldercare centers with 31,073 beds of which 20 centers with 2,291 beds have been identified as either held for sale or discontinued operations. See “— Certain Transactions and Events — Assets Held for Sale and Discontinued Operations.” We include the revenues of our owned and our leased centers in inpatient service revenues in our consolidated statements of operations. Management fees earned from our managed and / or jointly–owned centers are included in other revenues in our consolidated statements of operations.

We also provide rehabilitation services, diagnostic services, respiratory services, hospitality services, group purchasing services and healthcare consulting services, the revenues for which are included in other revenues in our consolidated statements of operations.

Certain Transactions and Events

Reorganization:

Background.

On June 22, 2000, we and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the same date, our 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries, and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as “the Chapter 11 cases”, “our bankruptcy” or other general references to these cases, unless the context otherwise requires).

Our and Multicare’s financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on our and Multicare’s cash flows. Second, the federal reimbursement changes exacerbated a long–standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors adversely affected our and Multicare’s cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we and Multicare were too highly leveraged to service our debt, including our long–term lease obligations.

Back to Index

On October 2, 2001, the effective date, we and Multicare consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to a September 20, 2001 order entered by the U.S. Bankruptcy Court approving our joint plan of reorganization. The principal provisions of our joint plan of reorganization were as follows:

•	Multicare became our wholly-owned subsidiary. We previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare brand name;

•	New senior notes, new convertible preferred stock, new common stock and new warrants were issued to our and Multicare’s creditors. Approximately 93% of new common stock, $242.6 million in new senior notes and new preferred stock with a liquidation preference of $42.6 million were issued to our and Multicare’s senior secured creditors. New one year warrants to purchase an additional 11% of the new common stock were issued, and approximately 7% of the new common stock have been or will be issued to our and Multicare’s unsecured creditors;

•	Holders of our and Multicare’s pre-Chapter 11 preferred and common stock received no distribution and those instruments were canceled;

•	Claims between us and Multicare were set-off against one another and any remaining claims were waived and released; and

•	A new board of directors was constituted.

On October 2, 2001, and in connection with the consummation of the Plan, we entered into a senior credit facility agreement consisting of the following: (1) a $150 million revolving line of credit (the “Revolving Credit Facility”); (2) a $285 million term loan (the “Term Loan”) and (3) an $80 million delayed draw term loan (the “Delayed Draw Term Loan”) (collectively the “Senior Credit Facility”).

In accordance with SOP 90–7 (as defined below under “Fresh–Start Reporting”), we recorded all expenses incurred as a result of the bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs from continuing operations follows (in thousands):

	Successor Company		Predecessor Company

	2002	2001	2000

Professional, bank and other fees	$2,570	$59,393	$29,935
Employee benefit related costs, including severance	—	16,786	4,529
Exit costs of terminated businesses	—	5,877	—
Fresh start valuation adjustments (1)	—	1,001,351	—
Interest rate swap termination charge	—	—	28,331
Post confirmation mortgage adjustment	1,700	—	—

Total	$4,270	$1,083,407	$62,795

(1)	Fresh-start valuation adjustments on assets held for sale and discontinued operations totaling $32.4 million were reclassified as a component of the loss on discontinued operations for the twelve months ended September 30, 2001.

Fresh–Start Reporting.

Upon emergence from our Chapter 11 proceedings, we adopted the principles of fresh–start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90–7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90–7”) / (“fresh–start reporting”). For financial reporting purposes, we adopted the provisions of fresh–start reporting effective September 30, 2001. In connection with the adoption of fresh–start reporting, a new entity was deemed created for financial reporting purposes, the provisions of our joint plan of reorganization were implemented, assets and liabilities were adjusted to their estimated fair values and our accumulated deficit was eliminated.

Back to Index

Proposed NCS Transaction

On July 28, 2002, we and our wholly-owned subsidiary, Geneva Sub, Inc., entered into an agreement and plan of merger (the “Merger Agreement”) with NCS HealthCare, Inc. (“NCS”), pursuant to which NCS was to become a wholly-owned subsidiary of us (the “NCS Transaction”). NCS provides institutional pharmacy services to approximately 196,000 long-term care and assisted living beds in 36 states.

Under the terms of the Merger Agreement, each share of NCS class A and class B common stock were to be converted into 0.1 of a share of our common stock. In connection with the NCS Transaction, two NCS stockholders holding approximately 65% of the voting power of NCS entered into voting agreements with us and NCS (“Voting Agreements”) in which they agreed to vote all of their shares of NCS class A and class B common stock in favor of the adoption of the Merger Agreement and against certain other actions specified in the Voting Agreements, and in which they granted a limited proxy to us in furtherance of these actions.

After the Merger Agreement was entered, Omnicare, Inc. made a cash tender offer for all of the NCS shares, at a price per share of $3.50 in cash. In addition, seven separate lawsuits (one of which was filed by Omnicare) were filed alleging in general that certain officers and directors of NCS breached their fiduciary duties to the NCS stockholders by entering into the Merger Agreement and the Voting Agreements, and sought to invalidate the Voting Agreements and enjoin the merger.

On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior determinations of the Court of Chancery, entered an order preliminary enjoining the consummation of the NCS transaction pending further proceedings.

On December 15, 2002, we entered into a termination and settlement agreement with Omnicare whereby we agreed to terminate the Merger Agreement on December 16, 2002 and Omnicare agreed to pay to us $22 million. In addition, we and Omnicare each agreed to release the other from any claims arising from the Merger Agreement and not commence any action against one another in connection with the Merger Agreement. On December 16, 2002 we provided notice to NCS terminating the Merger Agreement.

Change in Strategic Direction and Objectives:

Historical Perspective.

Since our inception, our principal business plan was to build networks of skilled nursing and assisted living centers in concentrated geographic markets and broaden our array of higher margin specialty medical services; principally institutional pharmacy and rehabilitation services. This “network” strategy was in response to payors’ increasing desire to contract with fewer companies to meet their total delivery care needs. By offering a broad array of services, we sought to create an integrated delivery system connecting our eldercare centers and ancillary service capabilities to hospitals, physicians, managed care plans and other providers in a seamless delivery network.

In the mid to late 1990’s, we made significant acquisitions of, and investments in, both eldercare and pharmacy operations. These acquired businesses principally operated in existing market concentrations or in contiguous markets deemed attractive to build future eldercare networks. Our stated mission during this period was to “redefine how eldercare is delivered in America by using a coordinated, comprehensive approach that helps older adults define and live a full life”. Our eldercare centers were at the core of the network strategy and stated mission.

Leading up to and during our Chapter 11 proceedings, the eldercare segment of our business suffered from significant cuts and pressures in funding sources, nursing labor cost increases in excess of inflation, intensified regulatory oversight and intervention, and increases in the cost of medical malpractice insurance. Also, during this time period, changes in reimbursement policies caused a greater focus on drug costs and utilization by customers of our pharmacy segment, putting pressure on pharmacy pricing and revenue growth. Despite these pricing pressures, we were able to grow pharmacy revenues at between 8%-9% per year between fiscal 1999 and 2001 through, among other things, new customer sales, higher drug pricing and higher drug utilization from existing customers. In fiscal 1997, 65% and 22% of our total revenues were from inpatient services and pharmacy services, respectively. By fiscal 2002, 51% and 43% of our total revenues were from inpatient services and pharmacy services, respectively.

Back to Index

Recent Developments.

Upon emergence from Chapter 11 proceedings in October 2001, a new board of directors was constituted. In the second fiscal quarter of 2002, the board of directors approved the engagement of strategic consulting firms in an effort to:

•	evaluate our business portfolio;

•	identify means to optimize each business line; and

•	evaluate market perceptions of us and to recommend strategic alternatives to enhance shareholder value and improve operating margins.

Strategic consultants were also engaged to evaluate certain components of our pharmacy operations in an effort to improve operating margins of that segment.

The conclusions reached and recommendations made in connection with these evaluations suggest greater growth potential and less exposure to regulatory risk in our pharmacy segment than the eldercare segment. Consequently, it is management’s intention to shift our long-term strategic focus away from the eldercare network strategy in favor of a greater commitment to the institutional pharmacy business. This fundamental shift in strategic direction is expected to strengthen our financial position, tighten our business focus and improve competitiveness in the pharmacy segment.

In October of 2002, we announced that we retained UBS Warburg LLC and Goldman Sachs & Co. to assist in exploring certain strategic alternatives, including but not limited to, the potential sale or spin-off of our eldercare assets.

In addition to our long-term strategy to invest in the pharmacy segment, management established the following short-term strategic objectives:

•	evaluate and reduce overhead costs;

•	implement pharmacy segment margin expansion plans;

•	pursue operational efficiencies in the inpatient services segment;

•	retain a permanent chief executive officer;

•	pursue selective acquisitions; and

•	evaluate and rationalize under-performing assets and business lines.

Our progress to date on each of these objectives is as follow:

Evaluate and reduce overhead costs. In the fourth fiscal quarter of 2002, we completed an annualized $16 million expense reduction program, which included the elimination of over 130 positions, coupled with cuts to certain non-labor expenses.

Implement pharmacy segment margin expansion plans. The primary elements of our pharmacy segment margin expansion plans include reducing product acquisition costs, improving labor utilization, evaluating segment specific overhead costs, implementing operational best demonstrated practices and improving credit administration. Beginning in the fourth fiscal quarter of 2002, NeighborCare has begun implementation of certain best demonstrated practice initiatives in five of its seven pharmacy regions, and will expand to all pharmacy regions in fiscal 2003.

Pursue operational efficiencies in the inpatient services segment. The primary elements of our inpatient services segment operational efficiency improvements include a continued focus on increasing quality payor mix, improving labor utilization, consolidating key business processes and better leveraging our existing infrastructure within our core markets to improve occupancy.

Retain a permanent chief executive officer. We have engaged an outside executive search firm to identify and recruit a permanent chief executive officer.

Back to Index

Pursue selective acquisitions. We continue to critically evaluate selective acquisitions, particularly pharmacy and other health service related businesses.

Evaluate and rationalize under-performing assets and business lines. In the normal course of business, we continually evaluate the performance of our operating units, with an emphasis on selling or closing under-performing or non-strategic assets.

Strategic planning, severance and other related costs.

We have incurred costs that are attributable to our long term objective of transforming to a pharmacy based business and our short term objectives discussed above. These costs are expected to continue for the foreseeable future and are segregated in the statement of operations as “strategic planning, severance and other related costs”. Details of these costs and the amounts incurred, but not paid at September 30, 2002 follow (in thousands):

	2002 Expense	Accrued at September 30, 2002

Severance and related costs	$16,410	$1,100
Strategic consulting fees	4,730	621
Asset impairments	4,875	–

Total	$26,015	$1,721

Severance and related costs. In the third fiscal quarter of 2002, Michael R. Walker resigned as our chief executive officer. Our board of directors appointed Robert H. Fish as interim chief executive officer. Also, in the third quarter of fiscal 2002, David C. Barr resigned as vice chairman. Mr. Barr was responsible for oversight of the Genesis Health Services entities which include pharmacy, rehabilitation therapy, respiratory health services, hospitality services group purchasing, consulting and diagnostic services. We recognized $12.6 million in severance and related costs relating to the transition agreements with Mr. Walker and Mr. Barr.

In fiscal 2002, we announced an expense reduction program, which included the termination of over 100 individuals resulting in $3.8 million of severance related costs. At September 30, 2002, $1.1 million remains unpaid, which is expected to be paid during fiscal 2003.

Subsequent to the fiscal year end, in October 2002, Richard R. Howard resigned as vice chairman. Mr. Howard was responsible for oversight of Genesis ElderCare’s regional operations, as well as clinical practice, real estate and property management. We expect to recognize $4.7 million in severance and related costs in the first quarter of fiscal 2003 in connection with Mr. Howard’s transition agreement. See “Cautionary Statements Regarding Forward Looking Statements”.

Strategic consulting fees. During fiscal 2002, we engaged several strategic consulting firms at a cost of $4.7 million, in connection with several of our new strategic objectives. Initially, these firms were engaged to assist the board of directors and management in the evaluation of our existing business model and the development of our strategic alternatives. Additional services were procured to assist in the evaluation of our pharmacy sales and marketing function and the bid selection process in connection with the potential sale of the eldercare business.

We entered into a separate consulting engagement to evaluate certain components of our pharmacy operations in an effort to improve operating margins of that segment. The resulting performance improvement initiatives are generally focused in the areas of:

•	customer account management; and

•	operational cost reductions through best demonstrated practices, centralized repackaging and automated dispensing enhancements.

We recognize the cost of such consulting fees as the services are performed, and expect to incur $2.0 million of additional consulting fees in fiscal 2003, principally to continue the pharmacy performance improvement initiatives. These performance improvement initiatives are expected to be fully operational by fiscal 2004. If successful, we believe we can improve current pharmacy operating income by as much as $18 million per year. See “Cautionary Statements Regarding Forward Looking Statements”.

Back to Index

Asset Impairments. In the fourth quarter of fiscal 2002, we incurred $4.9 million of asset impairment charges consisting of the write-down in carrying value of two idle eldercare real estate properties and the exit of an internet based business-to-business joint-venture partnership. We expect to incur an additional $2 million of costs in fiscal 2003 in order to complete our exit of the internet based business-to-business joint venture partnership. See “Cautionary Statements Regarding Forward Looking Statements”.

Medical Supplies Service Agreement

During the third quarter of fiscal 2002, NeighborCare entered into a seven year agreement with Medline Industries, Inc. for the fulfillment of NeighborCare's bulk medical supply services to its customers. Under the agreement, Medline will provide order intake, warehousing, delivery and invoicing services. NeighborCare will earn a service fee from Medline for providing sales and marketing services, calculated as a percentage of the revenues earned by Medline for sales to NeighborCare customers. As a result of this agreement, NeighborCare will no longer recognize revenue for the sale of bulk medical supplies to its customers. The agreement does not include certain products and services that NeighborCare will continue to sell directly to customers. It is estimated that the agreement will result in an annual reduction of medical supply revenue of approximately $45 million with no significant impact on operating or net income.

Arbitration Award

On February 14, 2002, an arbitrator ruled in favor of NeighborCare on all claims and counterclaims in the lawsuit involving HCR Manor Care, Inc. and certain of its affiliates. The arbitrator found that HCR Manor Care did not lawfully terminate the Master Service Agreements with NeighborCare, so that those contracts remain in full force and effect until the end of September 2004. The arbitrator awarded NeighborCare $21.9 million in damages, which were recognized in fiscal 2002, for respondents’ failure to allow NeighborCare to exercise its right under the Master Service Agreements to service facilities owned and operated by a subsidiary of respondent HCR Manor Care. In addition, the arbitrator terminated his prior ruling that allowed respondents to withhold 10% of their payments to NeighborCare, and respondents paid NeighborCare $9.1 million in funds representing the amounts withheld during the course of the Arbitration pursuant to the arbitrator’s prior ruling.

See — “Legal Proceedings”.

Amended Pharmacy Service Agreement with HCR Manor Care

On August 15, 2002, we announced that we and HCR Manor Care, Inc. have agreed to withdraw all outstanding legal actions against each other stemming from the acquisition by our subsidiary, NeighborCare, of HCR Manor Care’s pharmacy subsidiary, Vitalink. We and HCR Manor Care have also agreed to withdraw the prior pharmacy service agreement and have entered into a new pharmacy service agreement. The new pharmacy service agreement will run through January 2006 and covers approximately 200 of HCR Manor Care’s facilities. The new pharmacy service agreement replaces the current pharmacy service agreement between the two companies that was set to expire in 2004.

The pricing in the new pharmacy service agreement has been reduced by approximately $12.5 million annually based upon current sales volumes, and is retroactive to June 1, 2002.

See — “Legal Proceedings”.

Amended Pharmacy Service Agreement with Mariner Post-Acute Network, Inc.

Our NeighborCare pharmacy operations provide services to 58 centers operated by Mariner Post-Acute Network. Inc., referred to as “Mariner,” which represents four percent and two percent of net revenues of NeighborCare and Genesis, respectively. On January 18, 2000, Mariner filed voluntary petitions under Chapter 11 with the Bankruptcy Court, giving Mariner certain rights under protection of the Bankruptcy Court to reject the service contracts for those centers.

Back to Index

Effective November 1, 2001, the Mariner Bankruptcy Court approved a settlement between NeighborCare and Mariner relating to these Mariner service contracts, whereby, among other things: the form of the contracts was restated and new pricing was implemented; and the term of the contracts was extended for eighteen months through April 30, 2003, except that Mariner has the right to terminate a limited number of service contracts in the event of the disposition or closure of the subject facility. There can be no assurance that these services will continue to be provided after the contracts’ current terms expire.

Assets Held for Sale and Discontinued Operations

On September 30, 2001, we adopted the provisions of Statement of Financial Accounting Standards, No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”). Under SFAS 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. During fiscal 2002, we classified our ambulance business, all eldercare centers located in the states of Wisconsin and Illinois, five eldercare centers in other states and one medical supply distribution site as either held for sale or closed. The results of operations in the current and prior year periods, along with any costs to exit such businesses in the current year period, are classified as discontinued operations in the consolidated statements of operations. Businesses sold or closed prior to our adoption of SFAS 144 continue to be reported in the results of continuing operations.

We intend to sell our assets held for sale within the next year and, accordingly, have classified the $46.1 million carrying value as assets held for sale in the consolidated balance sheet.

The following table sets forth the components of income (loss) from discontinued operations (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Net operating income (loss) of discontinued businesses	$541	$(15,085)	$7,720
Loss on discontinuation of businesses	(6,487)	–	–
Income tax (expense) benefit	2,319	–	(3,012)

Income (loss) from discontinued operations, net of taxes	$(3,627)	$(15,085)	$4,708

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

Sale of Ohio Operations

In fiscal 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for $33 million. We recorded a loss on the sale of the Ohio properties of $7.9 million.

Vitalink Transaction

In fiscal 1998, effective August 28, 1998, we consummated the merger agreement with Vitalink Pharmacy Services, Inc., referred to as Vitalink, pursuant to which Vitalink merged with and into our wholly-owned subsidiary. Vitalink provides pharmaceutical products and services, enteral and parenteral therapy supplies and services, urological and ostomy products, intravenous products and services and pharmacy consulting services to independent healthcare facilities.

Multicare Transaction and Restructuring

In fiscal 1998, effective October 1, 1997, Genesis ElderCare Corp., a Delaware corporation owned 43.6% by us, acquired Multicare, pursuant to a tender offer and merger (the “Multicare Transaction”). Multicare was in the business of providing eldercare and specialty medical services in selected geographic regions. In connection with the Multicare Transaction, we entered into a management agreement pursuant to which we managed Multicare’s operations. We also entered into an asset purchase agreement with Multicare and certain of its subsidiaries pursuant to which we acquired all of the assets used in Multicare’s outpatient and inpatient rehabilitation therapy business, and a stock purchase agreement with Multicare and certain subsidiaries pursuant to which we acquired all of the outstanding capital stock and limited partnership interest of certain subsidiaries of Multicare that were engaged in the business of providing institutional pharmacy services to third parties.

Back to Index

In fiscal 2000, we entered into a restructuring agreement with our Multicare joint-venture partners which resulted in certain changes in control such that we began consolidating the financial statements of Multicare effective October 1, 1999. This restructuring agreement also resulted in the termination of a put option between us and the Multicare joint venture partners. We issued $420 million of redeemable preferred stock as consideration for the termination of the put option, which was recorded as the Multicare joint venture restructuring charge in the consolidated statements of operations.

Results of Operations

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh-start reporting effective September 30, 2001, the financial information presented in the consolidated statement of operations and the statement of cash flows for the twelve months ended September 30, 2002 are generally not comparable to the financial results for the corresponding periods in fiscal 2001. To highlight the lack of comparability, a solid vertical line separates the pre-emergence financial information from the post-emergence financial information in the accompanying consolidated financial statements and the notes thereto. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh-start reporting, while those labeled “Successor Company” refer to periods following adoption of fresh-start reporting.

The lack of comparability in the accompanying consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as with minority interests, debt restructuring and reorganization costs, and preferred dividends. We believe that business segment operating revenue and operating income of the Predecessor Company are generally comparable to those of the Successor Company.

Fiscal 2002, fiscal 2001 and fiscal 2000 financial information has been adjusted to exclude operations identified as either held for sale or discontinued since our September 30, 2001 adoption of SFAS No. 144. Properties identified as held for sale or discontinued prior to our September 30, 2001 adoption of SFAS No. 144 continue to be reflected in the results from continuing operations. See “— Certain Transactions and Events — Assets Held for Sale and Discontinued Operations”.

Operating income is defined as income after operating expenses as they appear on the our consolidated statements of operations and is calculated by subtracting salaries, wages and benefits; cost of sales; other operating expenses and strategic planning, severance and related costs from net revenues.

Fiscal 2002 Compared to Fiscal 2001:

Consolidated Results

Revenues

For the twelve months ended September 30, 2002, revenues grew $171.5 million, or 7%, to $2,623.7 million compared to $2,452.2 million for the same period in the prior year. Of this growth, external pharmacy services revenue increased by $87.6 million, inpatient services revenue grew by $75.5 million and all other business lines grew $8.4 million. See “Segment Results” discussed further in this section for a discussion of revenue fluctations.

Operating Expenses

Salaries, wages and benefits for the twelve months ended September 30, 2002 increased $63.2 million, or 6%, to $1,108.6 million from $1,045.4 million for the same period in the prior year. This increase was offset by reductions of $9.3 million resulting from divested eldercare centers exited in the twelve months ended September 30, 2001. Salaries, wages and benefits cost, considering the impact of divested eldercare centers, increased $72.5 million, or 7%, driven by operational growth, inflationary cost increases and the relative mix of employed labor versus agency labor costs. Expressed as a percentage of revenues, adjusted on a same-store-basis for the impact of divested eldercare centers, salaries, wages and benefits were relatively unchanged for the twelve months ended September 30, 2002 at 42.3% compared to 42.5% for the same period in the prior year.

Back to Index

Cost of sales increased $62.7 million, or 10%, for the twelve months ended September 30, 2002 to $705.5 million from $642.8 million in the same period in the prior year. Of this increase, approximately $54.3 million is attributed to pharmacy revenue growth, with the remaining $8.4 million attributed to margin compression related to changes in payor and product mix.

Our other operating expenses, including our general and administrative expenses, decreased $83.3 million, or 13%, for the twelve months ended September 30, 2002 to $554.1 million compared to $637.4 million in the prior year. Of this reduction, $101.6 million relates to costs recorded in the twelve months ended September 30, 2001 in connection with certain uncollectible receivables, insurance related costs and other charges included in other operating expenses (included in other operating expenses and described more fully in the comparison of fiscal 2001 and 2000). After considering these costs and the loss of other operating costs of divested eldercare centers ($4.3 million for the twelve months ended September 30, 2001), other operating expenses increased $22.6 million, or 4%.

For the twelve months ended September 30, 2002, we incurred $26 million of costs that are attributable to our change in strategic direction and objectives. These costs are expected to continue for the foreseeable future below the levels incurred in the current year and are segregated in the statement of operations as “strategic planning, severance and related costs”. There were no strategic planning, severance and related costs incurred in fiscal 2001. For a detailed discussion of these costs, see “— Certain Transactions and Events — Change in Strategic Direction and Objectives - Strategic Planning, Severance and Related Costs”.

As a result of the factors described above, operating income increased $102.9 million, to $229.4 million for twelve months ended September 30, 2002 from $126.5 million for the same period in the prior year.

Capital Costs and Other

During the twelve months ended September 30, 2002, we recorded a net gain of $21.9 million resulting from the award in the Manor Care arbitration. In addition, we also recorded $1.9 million of gains on other legal settlements in the twelve months ended September 30, 2002.

In October 2000, we sold an idle 232 bed eldercare center for cash consideration of $7 million, resulting in a net gain on sale of $1.8 million. In April 2001, we sold an operational 121 bed eldercare center for cash consideration of $0.5 million, resulting in a net loss of $2.3 million. The impact of these transactions was a net loss on sale of eldercare centers of approximately $0.5 million.

Depreciation and amortization expense decreased $41.3 million to $63.1 million for the twelve months ended September 30, 2002 compared to $104.4 million for the same period in the prior year. The decrease was primarily caused by the impact of fresh-start reporting on the carrying value of our property, plant and equipment, which were adjusted to their estimated fair values as of September 30, 2001, and our September 30, 2001 adoption of an accounting pronouncement which no longer requires the amortization of goodwill.

Lease expense decreased $7.3 million for the twelve months ended September 30, 2002, to $27.7 million compared to $35 million for the same period in the prior year. Of this decrease, $2.1 million is attributed to the divestitures or lease modifications of certain leased eldercare centers. The remaining decrease of $5.2 million is principally attributed to the discharge in bankruptcy of our lease financing facility.

Interest expense decreased $70.6 million for the twelve months ended September 30, 2002 to $48 million, compared to $118.6 million for the same period in the prior year. For the twelve months ended September 30, 2001, in accordance with SOP 90-7, we ceased accruing interest following the petition date, June 22, 2000, on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the twelve months ended September 30, 2001 was $214 million, leaving $95.4 million of interest expense unaccrued for that period as a result of the Chapter 11 cases. Interest expense for the twelve months ended September 30, 2002 has been accrued at the contractual rates. Contractual interest expense for the twelve months ended September 30, 2002 decreased by $166 million compared to the same period in the prior year. This decrease is attributed to the overall reduction of debt levels following our emergence from bankruptcy in addition to a lower weighted average borrowing rate.

Back to Index

During the twelve months ended September 30, 2002, we recorded $4.3 million of debt restructuring and reorganization costs. $2.6 million related to post confirmation liabilities payable to the United States Trustee related to Chapter 11 cases that remained open. With the exception of three open cases, all other Chapter 11 cases were closed in July 2002. The remaining $1.7 million represents a post confirmation charge resulting from a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by $1.7 million. During the twelve months ended September 30, 2001, we recorded $1,083.4 million of debt restructuring and reorganization costs, consisting of legal, bank, accounting and other costs of $59.4 million; $16.8 million for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program; $5.9 million of costs associated with the divestiture of certain businesses; and fresh-start valuation adjustments of $1,001.3 million. Fresh-start valuation adjustments were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and their liabilities at estimated fair values. The fresh-start valuation adjustment as described relates only to continuing operations and is principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values.

Income tax expense for the twelve months ended September 30, 2002 of $42.8 million was offset by a $10.3 million tax credit realized pursuant to the Job Creation and Worker Assistance Act of 2002. Our income tax expense is estimated using an effective tax rate of 39%. We did not record any income tax expense for the twelve months ended September 30, 2001 due to our operating losses.

Equity in net earnings of unconsolidated affiliates for the twelve months ended September 30, 2002 was $1.6 million compared to equity in net loss of unconsolidated affiliates of $10.2 million for the same period in the prior year, which is attributed to changes in the earnings / losses reported by our unconsolidated affiliates.

Minority interests decreased $26.3 million during the twelve months ended September 30, 2002 to a loss of $2.8 million compared to income of $23.5 million for the comparable period in the prior year. This decrease is primarily due to the 56.4% interest in the net losses of Multicare attributable to the joint venture partners during the twelve months ended September 30, 2001. Upon our emergence from bankruptcy, we and Multicare merged, effectively terminating the joint venture and any interest the joint venture partners had in Multicare.

Preferred stock dividends decreased $43.0 million to $2.6 million during the twelve months ended September 30, 2002 compared to $45.6 million for the comparable period in the prior year. This decrease is attributed to the cancellation of our predecessor company preferred stock and related dividends, and offset with dividends on $42.6 million of the preferred stock issued in connection with our joint plan of reorganization. At September 30, 2002, there were 421,796 shares of preferred stock outstanding.

Losses from discontinued operations decreased $11.5 million for the twelve months ended September 30, 2002, to $3.6 million from $15.1 million for the same period in the prior year. During the twelve months ended September 30, 2002, we identified 22 businesses as either held for sale or discontinued operations. The results of operations in the current year and prior year periods, along with any costs to exit such businesses in the current year period, have been classified as discontinued operations in the consolidated statements of operations. Businesses sold or closed prior to our October 1, 2001 adoption of SFAS 144 continue to be reported in the results of continuing operations. The decrease in losses from discontinued operations for the twelve months ended September 30, 2002 compared to the same period in the prior year is principally due to the level of fixed asset write-downs to fair value in the 2001 period by the discontinued businesses in connection with their adoption of fresh start reporting. See “— Certain Transactions and Events — Assets Held For Sale and Discontinued Operations”.

We recognized a $1,509.9 million extraordinary gain during the twelve months ended September 30, 2001 in connection with the discharge of liabilities subject to compromise pursuant to our joint plan of reorganization.

Segment Results

We have two reportable segments: (1) inpatient services and (2) pharmacy services. For a reconciliation of segment financial information to the consolidated statements of operations, see note 22 to our consolidated financial statements — “Segment Information.”

Back to Index

Inpatient Services

Inpatient services revenue increased $75.5 million, or 6%, to $1,331 million for the twelve months ended September 30, 2002 from $1,255.5 million for the same period in the previous year. Of this increase, $88 million is principally attributed to increased payment rates. Our average rate per patient day for the twelve months ended September 30, 2002 was $183 compared to $169 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the full year effect of the April, 2001 implementation of the Benefits Improvement and Protection Act on our average Medicare rate per patient day ($336 in 2002 versus $326 in 2001), as well as increased Medicaid rates ($137 in 2002 versus $127 in 2001) in certain states, most notably in the states of Maryland and Florida. Our non-Medicaid revenue mix (“Quality Mix”) for the twelve months ended September 30, 2002 was 50.1% and relatively unchanged compared to 50.0% for the comparable period in the prior year. Our rate increases are offset by a decrease in revenue of $12.5 million resulting from eldercare center divestitures. Total patient days decreased 132,038 to 7,287,876 during the twelve months ended September 30, 2002 compared to 7,419,914 during the comparable period last year. Of this decrease, 121,768 patient days are attributed to eldercare center divestitures and decreased operating census of 19,709 patient days as the result of a decline in overall occupancy; offset by the addition of 9,439 patient days of two new eldercare centers.

Operating expenses for the twelve months ended September 30, 2002 increased $50.2 million, or 5%, to $1,160.8 million from $1,110.6 million for the same period in the prior year. The primary cost for this segment is salary, wage and benefit costs, which increased $26.6 million, or 4% for the twelve months ended September 30, 2002 to $645 million from $618.4 million for the same period in the prior year. This increase is net of $9.3 million of reduced salary, wage and benefit costs resulting from eldercare center divestitures. Salary, wage and benefit costs, considering the impact of divested eldercare centers, increased $35.9 million, or 6%, driven by inflationary cost increases and the relative mix of employed labor versus agency labor costs. As a percentage of net revenue, salary, wage and benefit costs, once adjusted for the impact of divested eldercare centers, was 48.5% for the twelve months ended September 30, 2002 compared to 49% for the comparable period in the prior year. The decline in this ratio is attributed to a disproportionate increase in revenue as a result of the full year impact of the Benefits Improvement Protection Act in 2002 as compared to the increase in labor related costs. The inpatient services segment has experienced continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs) resulting from improved hiring and retention trends. Other operating expenses, once reduced for the impact of divested eldercare centers ($4.2 million for the twelve months ended September 30, 2001), increased $27.8 million, or 6%, to $515.8 million for the twelve months ended September 30, 2002 compared to $488 million for the same period last year. The increase was primarily driven by $9.4 million of additional ancillary supply costs to treat a higher acuity customer base, increased property and general liability insurance of $9.5 million and other operating costs of $11.0 million; offset by decreased agency labor costs (principally nursing costs) of $2.1 million. External labor agencies charge us a premium labor rate compared to salary, wage and benefits earned by employees.

As a result of the factors described above, operating income increased $25.4 million, or 18%, to $170.2 million for the twelve months ended September 30, 2002 from $144.8 million for the same period in the prior year. Operating income margin improved to 12.8% in the twelve months ended September 30, 2002 from 11.5% for the same period in the prior year. Operating income of our segments does not include an allocation of corporate overhead costs and certain other adjustments.

Back to Index

Pharmacy Services

Pharmacy services revenue (before intersegment eliminations) increased $90 million, or 8%, to $1,224.4 million for the twelve months ended September 30, 2002 compared to $1,134.4 million for twelve months ended September 30, 2001. Revenues from intersegment customers, which are eliminated in consolidation, increased $2.4 million, or 2%, to $100.5 million for the twelve months ended September 30, 2002 compared to $98.1 million for the same period in the prior year. The increase in pharmacy service revenues with external customers increased $87.6 million, or 8%, due to favorable changes in bed mix and patient acuity, and increased product pricing.

Cost of sales (before intersegment eliminations) increased $61.3 million, or 9%, for the twelve months ended September 30, 2002, to $764 million from $702.7 million for the same period in the prior year. Of this growth, $55.7 million is attributed to pharmacy and medical supply revenue growth, and $5.6 million is due to margin compression related changes in payor mix and reductions in reimbursement rates. As a percentage of revenue, cost of sales for the twelve months ended September 30, 2002 and 2001 was 62%. Other operating expenses for this segment, including salaries, wages and benefits, increased $17 million, or 5%, to $348.1 million for the twelve months ended September 30, 2002 compared to $331.1 million for the same period in the prior year. As a percentage of revenue, other operating costs declined to 28% for the twelve months ended September 30, 2002 from 29% for the comparable period in the prior year. This decline is attributed to improved cost control and the leveraging of fixed costs against increased revenues.

As a result of the factors described above, operating income increased $11.7 million, or 12% to $112.3 million for twelve months ended September 30, 2002 from $100.6 million for the same period in the prior year. Operating income margin improved to 9.2% in the twelve months ended September 30, 2002 from 8.9% in the same period in the current year. Operating income of our segments does not include an allocation of corporate overhead costs and certain other adjustments.

Fiscal 2001 Compared to Fiscal 2000:

Consolidated Results

Revenues

For the twelve months ended September 30, 2001, net revenues increased $124.6 million, or 5%, to $2,452.2 million from $2,327.6 million. Of this growth, external pharmacy services revenue increased by $86.4 million, inpatient service revenue increased $28.3 million and all other business lines grew $9.9 million. See “Segment Results” discussed further in this section.

Operating Expenses

Salaries, wages and benefits for the twelve months ended September 30, 2001 increased $10.1 million, or 1%, to $1,045.4 million from $1,035.3 million for the same period in the prior year. This increase is offset by net reductions of $24.3 million resulting from divested eldercare centers exited and new eldercare centers under operation in the twelve months ended September 30, 2000. Salaries, wages and benefits cost, considering the impact of divested and new eldercare centers, increased $34.4 million or 3% driven by operational growth, inflationary cost increases and the relative mix of employed labor versus agency labor costs. Expressed as a percentage of revenues, adjusted on a same-store-basis for the impact of divested and new eldercare centers, salaries, wages and benefits decreased for the twelve months ended September 30, 2001 to 42.6% compared to 44.6% for the same period in the prior year. This decrease as a percentage of revenue resulted from net revenue growth in our pharmacy segment which is our least labor intensive business, and therefore did not require proportional increases in labor related costs.

Cost of sales increased $68.8 million, or 12%, for the twelve months ended September 30, 2001 to $642.8 million from $574 million in the same period in the prior year. Of this increase, $52.2 million is attributed primarily to pharmacy revenue growth, with the remaining $16.6 million attributed to margin compression related to changes in payor and product mix.

Our other operating expenses, including our general and administrative expenses, decreased $230.4 million, or 27%, for the twelve months ended September 30, 2001 to $637.5 million from $867.9 million in the prior year. Of the net decrease, $273.1 million is attributed to a decrease in certain charges for the twelve month periods ended September 30, 2001 and 2000 equaling $101.6 million and $374.7 million, respectively (included in other operating expenses and described more fully in the paragraphs and tables that follow). In addition, operating expense was reduced by approximately $18.6 million for the net operating cost savings resulting from divested and new eldercare centers. Agency labor costs, including nursing agency costs, increased approximately $12.8 million in the twelve months September 30, 2001. The remaining operating cost growth of $48.5 million is attributed to operational growth and general inflationary cost increases.

Back to Index

During fiscal 2001, we recorded costs in connection with certain uncollectible receivables, insurance related costs and other charges included in other operating expenses. The following table and discussion provides additional information on these charges (in thousands):

2001

Notes receivable, advances, and trade receivables, due from affiliated businesses formerly owned or managed deemed uncollectible	$30,048
Uncollectible trade receivables	39,249
Self-insured and related program costs	15,110
Other charges	17,231

Total uncollectible receivable, insurance related and other charges included in other operating expenses	$101,638

In fiscal 2001, we performed periodic assessments of the collectibility of amounts due from certain affiliated businesses in light of the adverse impact of PPS on their liquidity and profitability. As a result of our assessment, the carrying value of notes receivable, advances and trade receivables due from affiliates was written down by $30 million.

In fiscal 2001, we performed a re-evaluation of our allowance for doubtful accounts triggered by deteriorations in the agings of certain categories of receivables. We believe that such deteriorations in the agings were due to several prolonged negative factors related to the operational effects of the bankruptcy filings such as personnel shortages and the time demands required in normalizing relations with vendors and addressing a multitude of bankruptcy issues. As a result of this re-evaluation, we determined that an increase in the allowance for doubtful accounts of $39.2 million was necessary.

In fiscal 2001, as a result of adverse claims development we re-evaluated the levels of reserves established for certain self–insured health and workers’ compensation benefits and other insurance related programs. These charges were $15.1 million.

In addition, we incurred charges of $17.2 million during fiscal 2001, principally related to contract and litigation matters and settlements, and certain other charges.

During fiscal 2000, we recorded charges in connection with the impairment of long-lived assets and other impairments and charges. The following table and discussion provides additional information on these charges (in thousands):

2000

Impairment of long-lived assets	$234,009
Exit costs and write-off of unrecoverable assets of six eldercare centers closed or leases terminated	28,363
Investments in information systems development abandoned in fiscal 2000	19,200
Uncollectible trade and notes receivable due to customer bankruptcy or other liquidity issues	41,955
Other charges, including third party appeal issues and other cost settlement balances deemed uncollectible and insurance related adjustments	51,181

Total asset impairments and other charges included in other operating expenses	$374,708

During fiscal 2000, in connection with our budget preparations for the forthcoming year and in accordance with Statement of Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”), we reviewed the current and projected undiscounted cash flows of our eldercare centers and our NeighborCare pharmacy operations. This review indicated that the assets of certain eldercare centers were impaired. The fair market value of businesses deemed potentially impaired were then estimated and compared to the carrying values of the long-lived assets. Any excess long-lived asset carrying value over the estimated fair value was written-off. Fair value was estimated using a per bed value determined by us. The total loss for SFAS No. 121 impairments of $234 million is associated with 49 eldercare centers. No impairment charge was assessed on the long-lived assets of our NeighborCare pharmacy operations. The impairment charge recorded resulted in the write-off of $185 million of goodwill and $34.6 million of property, plant and equipment.

During fiscal 2000, we closed or were in the process of closing or terminating the leases of six underperforming eldercare centers with 842 combined beds. As a result, a charge of $28.4 million was recorded to account for certain impaired and abandoned assets of these eldercare centers.

Back to Index

As a result of our Chapter 11 bankruptcy filing and curtailment in funding availability, we assessed the recoverability of our investment in certain information systems developed internally for the operating needs of our institutional pharmacy and infusion therapy businesses. Our assessment determined that $19.2 million of the carrying value of our investment in these systems was unrecoverable through estimated future product sales to third parties and future operating efficiencies.

During fiscal 2000, we performed periodic assessments of the collectibility of amounts due from certain affiliated businesses in light of the adverse impact of PPS on their liquidity and profitability. In certain cases, customers filed for protection under Chapter 11 of the Bankruptcy Code. As a result of our assessment, the carrying value of notes receivable, advances and trade receivables due from these customers was written down $42 million.

In the fourth quarter of fiscal 2000, we performed an assessment of the collectibility of certain aged amounts due from third party payors and concluded that $12.5 million was unrecoverable. In addition, as a result of adverse claims development we reevaluated the levels of reserves established for certain self-insured and other programs, including workers’ compensation and general liability insurance, resulting in a charge of $35.2 million.

As a result of the factors described above, operating income increased $276.1 million to $126.5 million for the twelve months ended September 30, 2001 from an operating loss of $149.6 million in the prior year.

Capital costs and other

During the twelve months ended September 30, 2001, we sold an idle 232 bed eldercare center for cash consideration of $7 million, resulting in a net gain of $1.8 million; and we sold an underperforming 121 bed eldercare center for cash consideration of $0.5 million, resulting in a net loss of $2.3 million. The impact of these transactions was a net loss on sale of eldercare centers of $0.5 million for the twelve months ended September 30, 2001. During the twelve months ended September 30, 2000, effective May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for $33 million. As a result of this transaction, we recorded a loss on sale of the Ohio properties of $7.9 million.

In connection with the restructuring of our Multicare joint venture partnership in the first fiscal quarter of 2000, we recorded a non–cash charge of $420 million representing the estimated cost to terminate a put option in consideration for the issuance of preferred stock. The cost to terminate the put option was estimated based upon our assessment that no incremental value was realized by us as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

Depreciation and amortization expense decreased $10 million, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and property, plant and equipment and the sale, closure or lease terminations of certain eldercare centers.

Lease expense decreased $2.8 million, of which $2.2 million is attributed to the closures or lease terminations of certain eldercare centers, offset by an increase of $1.2 million attributed to the consolidation of two newly leased eldercare centers. The remaining decrease of $1.8 million is principally attributed to a decline in the weighted average borrowing rate associated with a lease financing facility.

Interest expense decreased $84.3 million. In accordance with SOP 90-7, we ceased accruing interest following the petition date, June 22, 2000, on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the twelve months ended September 30, 2001 was $214 million, leaving $95.4 million of interest expense unaccrued for that period as a result of the Chapter 11 filings. Contractual interest expense for the twelve months ended September 30, 2001 decreased by $17.5 million compared to $231.5 million for the same period in the prior year. Approximately, $34.4 million of the decrease is primarily attributed to a lower weighted average borrowing rate, offset by additional net capital and working capital borrowings under the Genesis debtor-in-possession financing facility resulting in additional interest expense of $16.9 million.

Back to Index

During the twelve month periods ending September 30, 2001 and 2000 we recorded charges in connection with debt restructuring and reorganization costs of $1,083.4 million and $62.8 million, respectively. In the twelve months ended September 30, 2001, we recorded legal, bank, accounting and other costs of $59.4 million in connection with the Chapter 11 cases; $16.8 million for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program; $5.9 million of costs associated with the divestiture of certain businesses and fresh-start valuation adjustments of $1,001.3 million. Fresh-start valuation adjustments were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and their liabilities at estimated fair values. The fresh-start valuation adjustment as described relates only to continuing operations and is principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values. During the twelve months ended September 30, 2000, we recorded legal, bank, accounting and other costs of $29.9 million in connection with the Chapter 11 cases and $4.5 million for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program. Also during the twelve months ended September 30, 2000, as a result of the nonpayment of interest under our then existing credit facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified us that they elected to force early termination of the interest rate swap arrangements, and asserted a $28.3 million obligation.

Equity in net loss of unconsolidated affiliates for the twelve months ended September 30, 2001 was $10.2 million compared to $2.4 million for the comparable period in the prior year. This increase of $7.8 million is attributed to changes in the earnings / losses reported by our unconsolidated affiliates.

Minority interests decreased $108.9 million during the twelve months ended September 30, 2001 to $23.5 million compared to $132.4 million for the comparable period in the prior year. This decrease is principally attributed to a lower net loss reported by Multicare and the resulting Multicare joint venture partners’ 56.4% interest in the Multicare net loss for the period. The Multicare net loss was reduced during the twelve months ended September 30, 2001 compared to the comparable period in the prior year, principally due to lower asset impairment charges and lower interest expense recognition under SOP 90-7.

As a result of the consummation of our joint plan of reorganization, and in accordance with the provisions of SOP 90–7, we recorded a $1,509.9 million extraordinary gain on the discharge of certain of our indebtedness in the twelve months ended September 30, 2001.

Effective October 1, 1999, we adopted the provisions of the American Institute of Certified Public Accountant’s Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”) which requires start-up costs be expensed as incurred. For the twelve months ended September 30, 2000, the cumulative effect of expensing all unamortized start-up costs at October 1, 1999 was $16.4 million pre tax and $10.4 million after tax.

Preferred stock dividends increased $3 million to $45.6 million during the twelve months ended September 30, 2001 compared to $42.6 million for the comparable period in the prior year. This increase is attributed to a full twelve months of accrued dividends on our predecessor company preferred stock for the twelve months ended September 30, 2001 compared to ten and one-half months in the 2000 period.

Segment Results

Inpatient Services

Inpatient service revenue increased $28.3 million in the twelve months ended September 30, 2001 to $1,255.5 million from $1,227.3 million in the prior year. Of this increase, $71.4 million is principally attributed to increased payment rates. Our average rate per patient day for the twelve months ended September 30, 2001 was $169 compared to $153 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the effect of the implementation of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act on our average Medicare rate per patient day ($326 in 2001 versus $291 in 2000). Our non-Medicaid revenue mix (“Quality Mix”) for the twelve months ended September 30, 2001 was 50.0% compared to 49.3% for the comparable period in the prior year. Our rate increases are offset by a net decrease in revenue of $43.1 million resulting from eldercare center divestitures and new eldercare centers under operation. Total patient days decreased 438,318 to 7,419,914 during the twelve months ended September 30, 2001 compared to 7,858,232 during the comparable period last year. Of this decrease, 374,373 patient days are attributed to eldercare center divestitures, offset by the consolidation of new eldercare centers under operation. A decrease of 20,329 patient days compared to the comparable period in the prior year is attributed to one additional calendar day in fiscal 2000 due to a leap year. The remaining decrease of 43,616 is the result of a decrease in overall occupancy.

Back to Index

During fiscal 2000, the majority of our eldercare centers located in the state of New Jersey transferred their hospitality function from in-house employees to agency labor employed by our wholly-owned hospitality services business. That fundamental change resulted in a significant reduction in the salaries, wages and benefits expense of the inpatient segment and a corresponding increase in agency purchased services recorded as a component of other operating expenses. Consequently, the ensuing discussion of operating expenses includes both salaries, wages and benefits and other operating costs on a consolidated basis for ease of analysis when comparing the 2001 and 2000 fiscal periods. Operating expenses for the twelve months ended September 30, 2001 increased $43.2 million to $1,110.7 million from $1,067.5 million for the same period in the prior year. In fiscal 2001, as a result of adverse claims development we reevaluated the levels of reserves established for certain self-insured health and workers’ compensation benefits and other insurance related programs. For the inpatient services segment, these charges were $5.5 million. These increases are reduced by net operating cost savings of approximately $36.8 million for eldercare center divestitures and new eldercare centers under operation. Considering the impact of divested and new eldercare centers and self–insured benefit program charges, operating expenses increased $74.5 million, or 7%, driven by inflationary cost increases and continued pressure on wage and benefit related costs, including a greater reliance on agency labor (primarily nursing costs) in fiscal 2001 compared to fiscal 2000.

As a result of the factors described above, operating income declined $14.9 million, or 9%, to $144.9 million for the twelve months ended September 30, 2001 from $159.8 million in the prior year. Operating income margin declined to 11.5% in the twelve months ended September 30, 2001 compared to 13% for the same period in the prior year. Operating income of our segments does not include an allocation of corporate overhead costs and certain other adjustments.

Pharmacy Services

Pharmacy services revenue (before intersegment eliminations) increased $84.6 million, or 8%, to $1,134.4 million for the twelve months ended September 30, 2001 compared to $1,049.8 million for twelve months ended September 30, 2000. Revenues from intersegment customers, which are eliminated in consolidation, decreased $1.8 million, or 2%, to $98.1 million for the twelve months ended September 30, 2001 compared to $99.9 million for the same period in the prior year, due to eldercare center divestitures. The increase in pharmacy service revenues with external customers was $86.4 million or 9% due to favorable changes in bed mix and patient acuity, and increased product pricing.

Cost of sales (before intersegment eliminations) increased $70.1 million, or 11%, for the twelve months ended September 30, 2001, to $702.7 million from $632.6 million for the same period in the prior year. Of this growth, $51 million is attributed to pharmacy services revenue growth, and $19.1 million is due to margin compression, related changes in payor mix and reductions in reimbursement rates. As a percentage of revenue, cost of sales for the twelve months ended September 30, 2001 and 2000 were 62% and 60%, respectively. Other operating expenses for this segment, including salaries, wages and benefits, increased $2.9 million, or 1%, to $331.1 million for the twelve months ended September 30, 2001 compared to $328.2 million for the same period in the prior year. As a percentage of revenue, other operating costs declined to 29% for the twelve months ended September 30, 2001 from 31% for the comparable period in the prior year. This decline is attributed to improved cost control and the leveraging of fixed costs against increased revenues.

As a result of the factors described above, operating income increased $11.7 million, or 13% to $100.6 million for twelve months ended September 30, 2001 from $88.9 million for the same period in the prior year. Operating income margin improved to 8.9% in the twelve months ended September 30, 2001 from 8.5% for the same period in the prior year. Operating income of our segments does not include an allocation of corporate overhead costs and certain other adjustments.

Liquidity and Capital Resources

Working Capital and Cash Flows

At September 30, 2002, we had cash and equivalents of $148 million, net working capital of $449 million and $149.1 million of unused commitment under our $150 million Revolving Credit Facility.

At September 30, 2002, we had restricted investments in marketable securities of $86.1 million, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Back to Index

Our cash flow from operations before debt restructuring and reorganization costs for the twelve months ended September 30, 2002 generated cash of $233.4 million compared to $51.7 million for the twelve months ended September 30, 2001, principally due to higher levels of operating income, reduced interest and lease payments following our reorganization, improvement in the collection of accounts receivable, receipt of $21.9 million in cash proceeds for an arbitration award and the timing of vendor payments and employee wages. During the second quarter of fiscal 2002, we borrowed $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare® Pharmacy’s primary supplier of pharmacy products. This change in credit terms resulted in reduced pharmacy product acquisition costs, partially offset by an increase in interest expense on the incremental Delayed Draw Term Loan borrowings. Assuming no future changes in variable rates of interest, the net impact of this transaction is positive to our cash flows. Cash payments for debt restructuring and reorganization costs were $54.2 million for the twelve months ended September 30, 2002 compared to $44.4 million for the same period in the prior year. We believe that cash flow from operations, along with available borrowings under our Revolving Credit Facility, are sufficient to meet our current liquidity needs.

Our days sales outstanding at September 30, 2002 was 54 days compared to 60 days at September 30, 2001. This reduction is principally due to improvement in the collection of accounts receivable.

Our net cash used in investing activities for the twelve months ended September 30, 2002 was $94.8 million, and includes $51.6 million of capital expenditures. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect to continue to incur capital expenditure costs at levels at or above those for the twelve months ended September 30, 2002 for the foreseeable future.

Our investing activities for the twelve months ended September 30, 2002 also include $33.9 million in net investments in restricted investments in marketable securities, representing the current period funding of self-insured workers’ compensation and general / professional liability insurance retentions held by LHC, and $10.5 million in connection with the exercise of an option to purchase three formerly leased eldercare centers.

Our cash flows from investing activities for the twelve months ended September 30, 2002 and 2001 include $3 million and $7 million, respectively, of cash proceeds from the sale of eldercare center assets.

Our financing activities for the twelve months ended September 30, 2002, resulted in net cash inflows of $31.5 million, and include $80 million of cash proceeds from borrowings under the Delayed Draw Term Loan, of which $10 million were used to finance the price of the purchase option to purchase three previously leased eldercare centers, and $28 million was used to refinance several mortgages at more favorable rates of interest. The Delayed Draw Term Loan was amended in December 2001 to allow $42 million of available credit under that loan to be used to restructure credit terms with NeighborCare pharmacy’s primary supplier of pharmacy products, as previously discussed. The Delayed Draw Term Loan is fully drawn at September 30, 2002 and is being repaid with no additional borrowings available under the Delayed Draw Term Loan.

The Senior Credit Facility requires that we achieve certain levels of fixed versus variable interest rate exposure. We were required to either enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of our consolidated debt or refinance such debt to achieve a mix of fixed rate debt of at least 50%. In order to meet this requirement, we entered into interest rate swap agreements that effectively convert underlying variable rate debt into fixed rate debt, as well as a cap agreement. At September 30, 2002, after considering the $275 million notional principal amount of these agreements, our effective debt mix is 48% variable rate and 52% fixed rate. See — “Quantitative and Qualitative Disclosures About Market Risk.”

The Senior Credit Facility contains an annual excess cash flow payment requirement. At the end of each fiscal year, we are required to prepare an excess cash flow calculation as defined in the senior credit agreement. Of the amount determined as excess cash flow, 75% is to be paid to our senior lenders in the form of a mandatory payment by December 31 of each year. As of September 30, 2002, we estimate that $27 million will be paid on or near December 31, 2002 pursuant to the excess cash flow recapture provision, and as a result, this estimated level of payment has been classified in our consolidated balance sheet under the current installments of long-term debt.

Back to Index

The agreements and instruments governing our existing debt contain, and the agreements and instruments governing Genesis’ future debt may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;
•	pay dividends, redeem stock or make other distributions;
•	make certain investments;
•	create liens;
•	enter into transactions with affiliates;
•	make acquisitions;
•	merge or consolidate; and
•	transfer or sell assets.

The Senior Credit Facility requires us to maintain compliance with certain financial and non–financial covenants, including minimum EBITDAR (as defined); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

On October 2, 2001 and in connection with the consummation of our joint plan of reorganization, we entered an indenture agreement in the principal amount of $242.6 million (the “Senior Secured Notes”). The Senior Secured Notes bear interest at LIBOR plus 5.0% (6.79% at September 30, 2002), and amortize one percent each year and mature on April 2, 2007. The Senior Secured Notes are secured by a junior lien on real property and related fixtures of substantially all of the our subsidiaries, subject to liens granted to the lenders’ interests subject to the Senior Credit Facility. The Senior Secured Notes may be prepaid at any time without penalty, subject to restrictions in place under the Senior Credit Facility. Compliance with certain financial and non-financial covenants is required, but they are less restrictive than those required by the Senior Credit Facility.

For the twelve months ended September 30, 2002, we incurred $41.3 million of lease obligation costs and expect to continue to incur lease costs at or above levels approximating those for the twelve months ended September 30, 2002 for the foreseeable future. We classify operating lease costs associated with our eldercare centers and corporate office sites as lease expense in the consolidated statement of operations, while the operating lease costs of pharmacy and other health service sites are included within other operating expenses. For the twelve months ended September 30, 2002, our lease expense was reduced $5 million in connection with the amortization of net unfavorable lease credits established in fresh-start reporting. Consequently, our cash basis lease cost was $45.8 million.

We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures as well as current and projected debt service requirements.

Proposed NCS Transaction

In connection with our proposed merger with NCS, we incurred legal, bank and transaction related costs. Such costs do not exceed the $22 million break-up fee we anticipate receiving in the first and second quarters of fiscal 2003. We will recognize a gain in the first quarter of fiscal 2003 representing the $22 million break-up fee less the costs we incurred in connection with the proposed NCS Transaction.

Back to Index

Financial Commitments

We have future obligations for debt repayments, capital leases and future minimum rentals under operating leases. The obligations as of September 30, 2002 are summarized as follows (in thousands):

		Payments Due by Period

Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt	$679,402	$37,011	$19,616	$566,278	$56,497
Capital lease obligations	10,281	3,733	4,568	1,980	–
Operating leases	217,901	41,290	73,757	52,180	50,674

	$907,584	$82,034	$97,941	$620,438	$107,171

Certain of our underlying long-term debt and lease obligations require us to maintain compliance with financial and non–financial covenants, including minimum EBITDAR (as defined); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth. Failure to meet these covenants or the occurrence of other defaults, such as non-payment, could result in the acceleration of the maturity of such obligations.

We also have contingent obligations related to outstanding lines of credit, letters of credit and guarantees. These commitments as of September 30, 2002 are summarized as follows (in thousands):

		Amount of Commitment Expiration Per Period

Off-Balance Sheet Commitments	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Lines of credit	$4,960	$–	$–	$–	$4,960
Letters of credit	894	894	–	–	–
Guarantees	22,856	–	5,778	265	16,813

	$28,710	$894	$5,778	$265	$21,773

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

We have extended $7.4 million in working capital lines of credit to certain jointly owned and managed companies, of which $5.0 million were unused at September 30, 2002. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We have posted $0.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $14.1 million at September 30, 2002. Our share of the income (loss) of these partnerships for the years ended September 30, 2002, 2001 and 2000 was $1.6 million, $(10.2) million and $(2.4) million, respectively. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third–parties. We have provided $11.5 million of financial guarantees related to loan commitments of four jointly owned and managed companies. We have also provided $11.3 million of financial guarantees related to lease obligations of one jointly–owned and managed company that operates four eldercare centers. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter–parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Back to Index

Our business activities do not include the use of unconsolidated special purpose entities.

Warrants

In connection with our reorganization, we issued warrants to purchase 4,559,475 shares of our common stock. This represents 11% of the common stock issued in connection with our joint plan of reorganization. The warrants, which expired on October 2, 2002, had an exercise price of $20.33 per share of common stock.

Income Taxes

Pursuant to the Job Creation and Worker Assistance Act of 2002, which extended the net operating loss carryback period to five years, we were able to carryback certain net operating loss (“NOL”) carryforwards originating in the year ended September 30, 2001. This enabled us to recover $10.3 million in federal tax refunds during the twelve months ended September 30, 2002, which offset tax expense calculated at our estimated effective tax rate of approximately 39%.

Following consummation of our joint plan of reorganization, and after reduction for (1) the aforementioned NOL carrybacks and (2) cancellation of prepetition indebtedness as provided under Section 108 of the Internal Revenue Code, we had NOL carryforwards of $278 million, which expire between September 30, 2020 and September 30, 2021. Under applicable limitations imposed by Section 382 of the Internal Revenue Code, our ability to utilize these loss carryforwards became subject to annual limitation of $43.3 million, inclusive of a separate limitation for Multicare. During the year ended September 30, 2002, we utilized $8 million of loss carryforwards. Pursuant to SOP 90-7, the income tax benefit of the NOL utilization served to reduce goodwill. We have NOL carryforwards of $270 million remaining at September 30, 2002. There can be no assurances that we will be able to utilize these NOL’s and, consequently, a 100% valuation allowance against these NOL’s has been provided. Other deferred tax assets include $3.3 million for built-in losses recognized by Multicare during the fiscal year ended September 30, 2002 in excess of its separate limitation under Section 382.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize our pharmacy and other specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments’ trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services we provide.

On December 15, 2000, Congress passed the Benefits Improvement and Protection Act that increased the nursing component of federal PPS rates by 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7 % add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of Balanced Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes have had a positive impact on operating results.

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments providing additional funding for Medicare participating skilled nursing facilities expired on September 30, 2002. The expiration of these provisions has reduced our Medicare per diems per beneficiary, on average, by $34.

The prospects for legislative relief are uncertain. The 107th Congress adjourned without resolving Medicare provider issues. The 108th Congress begins January 7, 2003. During the 107th Congress, the House of Representatives passed a package of Medicare amendments (late June 2002). Under the House-passed measure, portions of the expiring provisions would be retained. The Balanced Budget Refinement Act increase of 4% would expire, and the 16.6% add-on of the Benefits Improvement and Protection Act to the nursing portion of the skilled nursing facility prospective payment system rates would be reduced to 12% in 2003, 10% in 2004, and 8% in 2005. Under this proposal, fiscal year 2003 rates would be 5.2% lower than those of the current year. Several attempts were made to secure Senate consideration of a slightly more favorable package of legislative amendments. Prospects for expeditious action by the incoming Congress are uncertain.

Back to Index

The Centers for Medicare and Medicaid Services issued notice of fiscal year 2003 rates for Skilled Nursing Facility PPS in the Federal Register, July 31, 2002. Effective October 1, 2002, rates were increased by a 2.6% annual market basket adjustment. The Centers for Medicare and Medicaid Services estimates that, even with this upward adjustment, average Medicare rates will be 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add-ons.

Our estimate of the impact of the “Skilled Nursing Facilities Medicare Cliff”, factoring in the administrative decision not to proceed with changes in the case-mix refinements at this time and without factoring in any additional Congressional action, exposes the skilled nursing facility sector to a 10% reduction. For us, this reduction could have an adverse impact to annual revenue and operating income from continuing operations beginning October 1, 2002 of approximately $28 million after taking into consideration the 2.6% annual market basket adjustment. There may be additional provisions in the Medicare legislation affecting our other businesses. Congress may consider changes affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings. There are two issues in particular that could have measurable negative impact, practitioner fee schedules and caps on Medicare Part B therapies. Absent Congressional action, the formula driven payment structure for calendar year 2003 physician and non-physician fee schedules will be reduced by 4.4%. This reduction affects not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals. Moreover, absent Congressional action, the moratorium on implementing payment caps on therapy services expires. Medicare Part B therapy services in calendar year 2003 will be subject to the caps and are expected to reduce our revenues and operating income by approximately $17 million and $3 million, respectively.

A number of states have enacted or are considering containment initiatives. Many have focused on reducing what the state Medicaid program will pay for drug acquisition costs. Most states have lowered payment to a negative percentage of average wholesale price. Some have attempted to impose more stringent pricing standards. Institutional pharmacies are often paid a dispensing fee over and above the payment for the drug. To the extent that changes in the payment for drugs are not accompanied by an increase in the dispensing fee, margins could erode. Some states have explored efforts to restrict utilization (preferred drug lists, prior-authorization, formularies). A few states have attempted to extend the preferred Medicaid pricing to all Medicare beneficiaries.

NeighborCare has joined with other leading multi-state institutional pharmacy companies to form the Alliance for Long Term Care Pharmacy (LTCPA) in an effort to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and Washington, DC. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in an number of instances, but given the budgetary concerns of both federal and state governments. There can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

It is not possible to quantify fully the effect of potential legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.”Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS 145. Beginning in our fiscal year 2003, we expect the most significant impact of the adoption of SFAS 145 will be the change in classification of any gains or losses on the extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items. This reclassification will include the $1,509.9 million extraordinary gain recognized in fiscal 2001 in connection with the discharge of liabilities subject to compromise upon emergence from Chapter 11 bankruptcy.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one–time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Back to Index

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”(the Interpretation), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The new requirements are effective for interim and annual financial statements ending after December 15, 2002. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. In addition, we will adopt the disclosure requirements of the Interpretation for the quarter ended December 31, 2002. We do not expect the adoption of the Interpretation to have a material impact on our consolidated financial statements.

Critical Accounting Policies

In December 2001, the SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” referred to as “FR 60,” suggesting that companies provide additional disclosure and commentary on those accounting policies considered most critical. FR 60 considers an accounting policy to be critical if it is important to the registrant’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies and estimates with our audit committee. We believe that the following represents our critical accounting policies as contemplated by FR 60. For a summary of all of our significant accounting policies, including critical accounting policies discussed below, see note 1 –“Summary of Significant Accounting Policies” to our consolidated financial statements.

Allowance for Doubtful Accounts

We utilize the “Aging Method” to evaluate the adequacy of our allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. We have developed estimated standard allowance requirement percentages by utilizing historical collection trends and our understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that we specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are fully reserved for in the allowance for doubtful accounts until they are written–off.

In fiscal 2001, we performed a re–evaluation of our allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables. We believe that such deteriorations were due to several prolonged negative factors related to the operational effects of our bankruptcy filings, personnel shortages, the time demands required in normalizing relations with vendors and addressing a multitude of other bankruptcy issues. As a result of this re–evaluation, we determined that an increase to the allowance for doubtful accounts of $39.2 million was necessary, and certain changes to the aging method resulting in higher levels of allowance for doubtful accounts requirements were also necessary.

In fiscal 2000, we performed a specific account review for certain large customers in light of the adverse impact of PPS on their liquidity and profitability. In certain cases, these customers filed for protection under Chapter 11 of the Bankruptcy Code. As a result of these assessments, we determined that an increase to the allowance for doubtful accounts of $42 million was necessary. Because such adjustments were based upon a specific account review of several high risk customers, no significant changes to the aging method were deemed necessary.

Back to Index

Over the past three years, and in connection with the adjustments made in fiscal 2000 and 2001, we have continued to refine our assumptions and methodologies underlying the aging method. We believe the assumptions used in aging method employed in fiscal 2002, coupled with continued improvements in our collection patterns, suggest that our allowance for doubtful accounts is adequately provided for at September 30, 2002. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that our current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to our periodic historical collection studies are completed and implemented.

At least annually, we update our historical collection studies in order to evaluate the propriety of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the consolidated statements of operations as a component of other operating expenses.

Loss Reserves For Certain Self–Insured Programs

General and Professional Liability and Workers Compensation

General and professional liability costs for the long–term care industry have become increasingly expensive. Specifically, rising costs of eldercare malpractice litigation, and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the State of Florida where, because certain laws allow for significantly higher liability awards than in other states, general liability and professional liability costs have increased substantially. We own or lease approximately 1,500 skilled nursing beds in the State of Florida, representing six percent of our total owned and leased beds.

Prior to June 1, 2000, we had first dollar coverage for general and professional liability costs with third party insurers; accordingly, we have no exposure for claims prior to that date. Effective June 1, 2000, we began insuring a substantial portion of our professional liability risks through our wholly–owned insurance company, LHC. Specifically, we are responsible for the first dollar of each claim (on a claims–made basis), up to a self–insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self–insured retention limits amount to $14 million, $19 million and $22 million for the policy years ended May 31, 2001, 2002 and 2003, respectively. For policy years 2001 and 2002, any costs above these retention limits are covered by third party insurance carriers. For policy year 2003 (June 2002 to May 2003), we have retained an additional self–insurance layer of $5 million. Since the June 1, 2000 inception of the self–insurance program through September 30, 2002, our cumulative self–insurance retention levels are $42 million and our provision for these losses is $28.2. Assuming our actual losses were to reach our retention limits in each of the three policy years, our additional exposure is approximately $13.8 million which, if incurred, would be recognized as an increase to our other operating expenses in our consolidated statements of operations in the period such exposure became known. In addition, we have provided $3.7 million for the estimated costs of claims incurred but not reported as of September 30, 2002.

Back to Index

Beginning in 1994, we insured our workers compensation exposure, principally via self–insurance retentions and large deductible programs. We in turn insured these programs through our wholly–owned captive, LHC. In addition, we inherited legacy workers compensation programs from acquisitions we completed.

Over the past three years, the majority of our workers compensation coverage was structured as follows: For policy year 2001 (June 1, 2000 – May 31, 2001) we were insured on a first dollar coverage basis for our Multicare subsidiaries, and insured through an incurred loss retrospectively rated policy for our non–Multicare subsidiaries; and for policy years 2002–2003 (June 1, 2001 – May 31, 2003) we have large deductible programs, the deductibles for which are insured through LHC.

For policy year 2001, our incurred losses recognized through September 30, 2002 were $15.5 million. Our development factors are updated quarterly and are based upon commonly used industry standards. Any changes to the incurred losses are recognized quarterly as an adjustment to salaries, wages and benefits in our consolidated statements of operations. We are insured through a third party insurer for aggregate claims in excess of $44.1 million.

For policy years 2002 and 2003, LHC insures us up to the first $0.5 million per incident. All claims above $0.5 million per incident are insured through a third–party insurer. We have aggregate self–insured retentions of $48 million and $52.8 million in policy years 2002 and 2003, respectively. Claims above these aggregate limits are insured through a third party–insurer as of September 30, 2002. Our provision for losses in these policy years is $30.1 million as of September 30, 2002. Our reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in our consolidated statements of operations.

We record outstanding losses and loss expenses for both general and professional liability and workers compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using our past experience and industry experience. As of September 30, 2002, our estimated range of discounted exposure for these liabilities is $57.1 million to $74 million. Our recorded reserves for these liabilities were $59.2 million as of September 30, 2002 of which $2.1 million is included in accrued expenses and the remainder in self–insurance liability reserves in our consolidated balance sheet. We (through LHC) have restricted investments in marketable securities of $86.1 million at September 30, 2002 which are substantially restricted to securing the outstanding claim losses of LHC.

General and professional liability and workers compensation claims are discounted at a rate of 4.5% in 2002 and 2001, which estimates the present value of funds required to pay losses at a future date. Had we provided losses at undiscounted levels at September 30, 2002 and 2001, the reserve for outstanding losses and loss expenses would have been increased by approximately $6.6 million in 2002 and $6 million in 2001.

We believe that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred as of September 30, 2002, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that we will revise our estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

Health Insurance

We offer employees an option to participate in a self–insured health plan. Health claims under this plan are self–insured with a stop–loss umbrella policy in place to limit maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. We maintain an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The incurred but not reported reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 2–3 months).

We charge our employees a portion of the cost of our self–insured health plan, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between our projections and our actual experience are borne by us. A one percent variance between our projections and the actual medical utilization or inflationary increases in cost would result in a $0.5 million change in our expense, which would be reflected in salaries, wages and benefits in our consolidated statements of operations.

Revenue Recognition / Contractual Allowances

Within our pharmacy and other ancillary service businesses, we record revenues at the time services or products are provided or delivered to the customer. Upon delivery of products or services, we have no additional performance obligation to the customer. We receive payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third–party insurers and long–term care facilities.

Within our pharmacy services segment, we record an estimated contractual allowance against non–private pay revenues and accounts receivable. Accordingly, the net revenues and accounts receivable reported in our financial statements are recorded at the amount expected to be received. Contractual allowances are adjusted to actual as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by third party payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in customer base, product mix, payor mix reimbursement levels or other issues that may impact contractual allowances.

Back to Index

Within our inpatient services segment, revenue is recognized in the period the related services are rendered. We derive a substantial portion of our inpatient services revenue under Medicaid and Medicare reimbursement systems.

Within our inpatient services segment, under certain prospective Medicaid systems and Medicare we are reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined rate.

We recorded contractual adjustments from continuing operations of $533.3 million, $503.2 million and $471.3 million in fiscal year 2002, 2001 and 2000, respectively.

Long–lived Asset Impairments

We account for long–lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” This statement requires that long–lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

With regard to goodwill, we adopted SFAS No. 142 on September 30, 2001 in accordance with the early adoptions provisions of SOP 90–7. SFAS No. 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Prior to adopting SFAS No. 142, we amortized goodwill over periods not exceeding 40 years. The impairment test requires us to compare the fair value of our businesses to their carrying value including assigned goodwill. SFAS No.142 requires an impairment test annually. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment exists. We performed the annual impairment test effective September 30, 2002. Virtually all of our goodwill is ascribed to our pharmacy services segment, and the results of this test indicated that the fair value of our pharmacy services segment exceeded carrying amounts.

Back to Index

We use a multiple of future pharmacy services cash flows to determine fair value. Our judgment is required in the estimation of cash flows results and to determine the appropriate multiple. Our estimate of future pharmacy services cash flows is derived from our operating budget for the forthcoming fiscal year, less an estimated corporate overhead allocation calculated as one percent of budgeted pharmacy segment revenues. The multiple is determined from comparable industry transactions. Future operating results and multiples could reasonably differ from the estimates. However, given the substantial margin by which fair value exceeded carrying amounts in the latest goodwill impairment review, we do not anticipate a material impact on the financial statements from differences in these assumptions.

In fiscal years 2001 and 2000, we recorded material adjustments to the carrying value of long–lived assets.

In fiscal 2001, we recognized a $253 million write–down of our property, plant and equipment in connection with our adoption of fresh–start reporting. Fresh–start reporting requires companies that emerge from reorganization to adjust their long–lived assets to fair value. We estimated fair value by using both third–party appraisals and commonly used discounted cash flow techniques. These adjustments were recognized as fresh–start valuation adjustments and recorded as debt restructuring and reorganization costs in the consolidated statements of operations.

In fiscal 2000, in connection with our budget preparations for the forthcoming year and in accordance with SFAS No. 121, the predecessor of SFAS No. 144, we reviewed the then current and projected undiscounted cash flows of our eldercare centers. This review indicated that the assets of 49 eldercare centers were potentially impaired. The fair market value of businesses deemed potentially impaired were then compared to the carrying values of the long–lived assets. Fair value was estimated using a per bed value determined by us. Any excess long–lived asset carrying value over the estimated fair value was written–off. This evaluation resulted in the write–down of $234 million of long–lived assets. These adjustments were recognized as a component of other operating expenses in the consolidated statements of operations.

Other

We manage the operations of 69 eldercare centers. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship. Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the twelve months ended September 30, 2002, 2001 and 2000 we billed our managed clients $140.5 million, $153.6 million, and $154.7 million, respectively for such labor related costs.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services and expanding our services. We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict its ability to control such operating cost increases in the future. See “Cautionary Statements Regarding Forward Looking Statements”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2002 Compared to Fiscal 2001”.

Back to Index

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to changes in interest rates. Our objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objective, we primarily use interest rate swap and cap agreements to manage net exposure to interest rate changes related to our portfolio of borrowings. We do not enter into such arrangements for trading purposes.

The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 30, 2002. Fair values were based upon confirmations from third party financial institutions, if available, or based on discounted cash flows using market rates of interest as of the end of the reported period. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. For interest rate swaps and caps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Maturity Date						Total	Fair Value

($ in thousands)	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$4,104	$3,910	$3,554	$3,582	$4,340	$56,497	$75,987	$92,936
Weighted average rate	8.16%	8.54%	8.55%	8.46%	7.60%	9.05%	8.78%

Variable rate debt	$32,907	$6,076	$6,076	$6,076	$552,280	$–	$603,415	$603,415
Weighted average rate	L+3.61%	L+4.10%	L+4.10%	L+4.10%	L+4.13%	–	L+4.10%

Variable to fixed swaps (2)	$–	$–	$75,000	$–	$125,000	$–	$200,000	$(4,454)
Pay fixed rate	–	–	3.10%	–	3.77%	–	3.52%
Receive variable rate	–	–	L	–	L	–	L

Interest rate cap (1)	$–	$75,000	$–	$–	$–	$–	$75,000	$398

L =	three-month LIBOR (approximately 1.79% at September 30, 2002)

(1)	The interest rate cap pays interest to us when LIBOR exceeds 3%. The amount paid to us is equal to the notional principal balance of $75 million multiplied by (LIBOR minus 3%) in those periods in which LIBOR exceeds 3%. We purchased the interest rate cap for $0.7 million which is being amortized to interest expense over the two year term of the underlying agreement.

(2)	Amounts under expected maturity dates represent notional amounts.

Our wholly-owned subsidiary, Liberty Health Corporation, LTD, holds investments in marketable securities. Securities that are affected by market rates of interest at September 30, 2002 amounted to $19.1 million. A 1% change in the rate of interest would result in a change to operating income of $0.2 million annually.

Back to Index

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

Independent Auditors’ Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries (the “Company”) as of September 30, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Health Ventures, Inc. and subsidiaries as of September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for the costs of start–up activities effective October 1, 1999.

As described in note 3 to the consolidated financial statements, on October 2, 2001 the Company consummated a Joint Plan of Reorganization (the “Plan”) which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change in ownership of the Company and, accordingly, effective September 30, 2001 the Company accounted for the change in ownership through “fresh–start” reporting. As a result, the consolidated information prior to September 30, 2001 is presented on a different cost basis than that as of and subsequent to September 30, 2001 and, therefore, is not comparable.

/s/ KPMG LLP

Philadelphia, Pennsylvania
November 20, 2002, except as to note 25,
      which is as of December 15, 2002

Back to Index

Genesis Health Ventures, Inc. and Subsidiaries,
Consolidated Balance Sheets

	Successor Company

	September 30, 2002	September 30, 2001

	(in thousands, except share and per share data)
Assets
Current assets:
Cash and equivalents	$148,030	$32,139
Restricted investments in marketable securities	15,074	12,932
Accounts receivable, net of allowance for doubtful accounts
of $55,791 in 2002 and $83,125 in 2001	369,969	399,816
Inventory	64,734	65,222
Prepaid expenses and other current assets	47,850	35,753
Assets held for sale	46,134	-

Total current assets	691,791	545,862

Property, plant and equipment, net	795,928	822,740
Restricted investments in marketable securities	71,073	38,693
Notes receivable and other investments	17,034	14,539
Other long-term assets	34,008	45,698
Investments in unconsolidated affiliates	14,143	12,504
Identifiable intangible assets, net	25,795	33,591
Goodwill	339,723	325,593

Total assets	$1,989,495	$1,839,220

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$40,744	$41,241
Accounts payable	56,244	46,429
Accrued expenses	28,723	64,692
Current portion of self-insurance liability reserves	15,074	12,932
Accrued compensation	91,546	78,074
Accrued interest	5,517	15,838
Income taxes payable	4,937	4,640

Total current liabilities	242,785	263,846

Long-term debt	648,939	603,268
Deferred income taxes	37,191	-
Self-insurance liability reserves	42,019	26,834
Other long-term liabilities	48,989	65,677
Minority interests	10,684	2,137
Redeemable preferred stock, including accrued dividends	44,765	42,600
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.02, 200,000,000 authorized, 40,683,893 and
39,671,279 issued and outstanding, and 811,153 and 1,328,721
to be issued at September 30, 2002 and 2001, respectively	830	820
Additional paid-in capital	843,625	832,710
Retained earnings	71,303	1,136
Accumulated other comprehensive income (loss)	(1,635)	192

Total shareholders’ equity	914,123	834,858

Total liabilities and shareholders’ equity	$1,989,495	$1,839,220

See accompanying Notes to Consolidated Financial Statements

Back to Index

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Operations

	Successor Company Year ended September 30,	Predecessor Company Years ended September 30,

	2002	2001	2000

	(in thousands, except share and per share data)

Net revenues:
Inpatient services	$1,330,993	$1,255,525	$1,227,250
Pharmacy services	1,123,854	1,036,245	949,829
Other revenue	168,832	160,401	150,548

Total net revenues	2,623,679	2,452,171	2,327,627

Operating expenses:
Salaries, wages and benefits	1,108,630	1,045,446	1,035,332
Cost of sales	705,524	642,836	574,007
Other operating expenses	554,112	637,429	867,886
Strategic planning, severance and other related costs	26,015	-	-
Gain from arbitration award and other legal settlements	(23,768)	-	-
Net loss on sale of eldercare centers	-	540	7,922
Multicare joint venture restructuring	-	-	420,000
Depreciation and amortization expense	63,102	104,394	114,346
Lease expense	27,716	35,011	37,852
Interest expense, net (contractual interest for the years ended
September 30, 2001 and 2000 was $213,970 and $230,788, respectively)	47,963	118,552	202,858

Income (loss) before debt restructuring and reorganization costs, tax income expense (benefit), equity in net income (loss) of unconsolidated affiliates and minority interests

	114,385	(132,037)	(932,576)
Debt restructuring and organization costs	4,270	1,083,407	62,795

Income (loss) before income tax expense (benefit), equity in net
income (loss) of unconsolidated affiliates and minority interests	110,115	(1,215,444)	(995,371)
Income tax expense (benefit)	32,463	-	(30,179)

Income (loss) before equity in net income (loss) of unconsolidated
affiliates and minority interests	77,652	(1,215,444)	(965,192)
Equity in net income (loss) of unconsolidated affiliates	1,579	(10,213)	(2,407)
Minority interests	(2,838)	23,456	132,444

Income (loss) from continuing operations before preferred stock dividends	76,393	(1,202,201)	(835,155)
Preferred stock dividends	2,599	45,623	42,596

Income (loss) from continuing operations	73,794	(1,247,824)	(877,751)
Income (loss) from discontinued operations, net of taxes	(3,627)	(15,085)	4,708
Extraordinary item, net of taxes	-	1,509,918	-
Cumulative effect of accounting change, net of taxes	-	-	(10,412)

Net income (loss) attributed to common shareholders	$70,167	$247,009	$(883,455)

Per Common Share Data:
Basic:
Income (loss) from continuing operations	$1.79	$(25.65)	$(18.65)
Income (loss) from discontinued operations	(0.09)	(0.31)	0.10
Extraordinary item	-	31.04	-
Cumulative effect of accounting change	-	-	(0.22)
Net income (loss)	$1.70	$5.08	$(18.77)
Weighted average shares	41,225,564	48,641,456	47,076,746

Diluted:
Income (loss) from continuing operations	$1.76	$(25.65)	$(18.65)
Income (loss) from discontinued operations	(0.08)	(0.31)	0.10
Extraordinary item	-	31.04	-
Cumulative effect of accounting change	-	-	(0.22)
Net income (loss)	$1.68	$5.08	$(18.77)
Weighted average shares	43,351,187	48,641,456	47,076,746

See accompanying Notes to Consolidated Financial Statements

Back to Index

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)

	Series G Cumulative Convertible Preferred Stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders' equity (deficit)

(in thousands)

Balance at September 30, 1999 (Predecessor Company)	$6	$723	$753,452	$(165,620)	$(428)	$(243)	$587,890

Issuance of common stock	-	250	49,750	-	-	-	50,000
Comprehensive loss
Net unrealized loss on marketable securities	-	-	-	-	(1,361)	-	(1,361)
Net loss	-	-	-	(840,859)	-	-	(840,859)
Preferred stock dividends	-	-	-	(42,596)	-	-	(42,596)

Total comprehensive loss							(884,816)

Balance at September 30, 2000 (Predecessor Company)	$6	$973	$803,202	$(1,049,075)	$(1,789)	$(243)	$(246,926)

Comprehensive income
Net unrealized gain on marketable securities	-	-	-	-	1,981	-	1,981
Net income	-	-	-	292,632	-	-	292,632
Preferred stock dividends	-	-	-	(45,623)	-	-	(45,623)

Total comprehensive income							248,990

Balance at September 30, 2001 (Predecessor Company)	$6	$973	$803,202	$(802,066)	$192	$(243)	$2,064

Fresh start adjustments	(6)	(973)	(803,202)	803,202	-	243	(736)
Issuance of common stock	-	820	832,710	-	-	-	833,530

Balance at September 30, 2001 (Successor Company)	$-	$820	$832,710	$1,136	$192	$-	$834,858

Issuance of common stock	-	10	10,915	-	-	-	10,925
Comprehensive income
Net unrealized gain on marketable securities	-	-	-	-	647	-	647
Net change in fair value of interest rate swap and cap agreements	-	-	-	-	(2,474)	-	(2,474)
Net income	-	-	-	72,766	-	-	72,766
Preferred stock dividends	-	-	-	(2,599)	-	-	(2,599)

Total comprehensive income							68,340

Balance at September 30, 2002 (Successor Company)	$-	$830	$843,625	$71,303	$(1,635)	$-	$914,123

See accompanying Notes to Consolidated Financial Statements

Back to Index

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Successor Company Year ended September 30,	Predecessor Company Years ended September 30,

	2002	2001	2000

	(in thousands)
Cash flow from operating activities:
Net income (loss) attributed to common shareholders	$70,167	$247,009	$(883,455)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Charges (credits) included in operations not requiring funds:
Extraordinary item, net of taxes	-	(1,524,823)	-
Debt restructuring and reorganization costs	4,270	1,115,785	62,795
Loss on impairment of assets and other charges	6,364	110,249	372,189
Multicare joint venture restructuring charge	-	-	420,000
Depreciation and amortization	65,768	107,283	116,961
Provision for losses on accounts receivable	44,712	49,901	45,226
Arbitration award and other legal settlements	1,139	-	-
Non-cash stock compensation	6,936	-	-
Equity in net income (loss) of unconsolidated affiliates and minority interests	1,259	(13,221)	(124,870)
Amortization of deferred gains and net unfavorable leases	(5,575)	(6,845)	(5,962)
Loss on sale of assets, net of gains	-	540	7,922
Provision for deferred taxes	37,693	-	(27,831)
Preferred stock dividends	2,599	45,623	42,596
Cumulative effect of accounting change, net of tax	-	-	10,412
Changes in assets and liabilities:
Accounts receivable	(19,633)	(40,745)	(75,390)
Accounts payable and accrued expenses including $42,000
refinancing of pharmacy supplier credit terms in 2002	15,014	(26,684)	(32,313)
Inventory	1,233	(236)	(2,331)
Prepaid and other current assets	1,441	(12,094)	(13,129)

Total adjustments	163,220	(195,267)	796,275

Net cash provided by (used in) operations before debt restructuring and reorganization costs	233,387	51,742	(87,180)

Cash paid for debt restructuring and reorganization costs	(54,202)	(44,405)	(16,114)

Net cash provided by (used in) operating activities	179,185	7,337	(103,294)

Cash flows from investing activities:
Purchase of restricted marketable securities	(86,077)	(55,057)	(39,614)
Proceeds on maturity or sale of restricted marketable securities	52,202	33,311	34,954
Capital expenditures	(51,635)	(43,721)	(51,981)
Purchase of eldercare center	(10,453)	-	(588)
Proceeds from sale of assets	2,955	7,010	33,000
Reductions in notes receivable and other investments	850	1,032	-
Additions to notes receivable and other investments	(3,505)	-	(3,083)
Other	824	(1,324)	(6,200)

Net cash used in investing activities	(94,839)	(58,749)	(33,512)

Cash flows from financing activities:
Net borrowings under prepetition working capital revolving credit facilities	-	1,006	49,868
Net borrowings under Genesis debtor-in-possession financing facility	-	63,000	133,000
Repayment of Genesis debtor-in-possession financing facility	-	(196,000)	-
Repayment of long-term debt and payment of sinking fund requirements	(48,455)	(77,990)	(90,295)
Proceeds from issuance of long-term debt	80,000	285,000	10,000
Debt issuance costs	-	(14,413)	(9,183)
Issuance of common stock	-	-	50,000

Net cash provided by financing activities	31,545	60,603	143,390

Net increase in cash and equivalents	$115,891	$9,191	$6,584

Cash and equivalents:
Beginning of year	32,139	22,948	16,364

End of year	$148,030	$32,139	$22,948

Supplemental disclosure of cash flow information:
Interest paid	$58,284	$118,057	$179,215
Income taxes paid (received), net	(5,594)	-	587
Non-cash financing activities:
Issuance of preferred stock	-	42,600	420,000
Captial leases	10,983	3,484	-

See accompanying Notes to Consolidated Financial Statements

Back to Index

Genesis Health Ventures, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

Organization and Description of Business

Genesis Health Ventures, Inc. and subsidiaries (“Genesis” or the “Company”) is a leading provider of healthcare and support services to the elderly. The Company’s operations are comprised of two primary business segments, pharmacy services and inpatient services. These segments are complemented by an array of other service capabilities.

Genesis provides pharmacy services nationwide through 59 institutional pharmacies (two are jointly–owned), 22 medical supply and home medical equipment distribution centers (four are jointly–owned), and 31 community–based retail pharmacies (two are jointly–owned).

Genesis provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. The Company currently has 256 owned, leased, managed and jointly–owned eldercare centers with 31,073 beds. Revenues of our owned and leased centers are included in inpatient service revenues in the consolidated statements of operations. Management fees earned from our managed and jointly–owned centers are included in other revenues in the consolidated statements of operations.

Genesis also provides rehabilitation services, diagnostic services, respiratory services, hospitality services, group purchasing services and healthcare consulting services, the revenues for which are included in other revenues in the consolidated statements of operations.

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh–start reporting effective September 30, 2001 (see note 2 –“Reorganization”), the financial information presented in the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the twelve month period ended September 30, 2002 are generally not comparable to the financial results for the corresponding periods in the previous two years. To highlight the lack of comparability, a solid vertical line separates the pre–emergence financial information from the post–emergence financial information in the accompanying consolidated financial statements and the notes thereto. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh–start reporting, while those labeled “Successor Company” refer to periods following the Company’s adoption of fresh–start reporting.

The lack of comparability in the accompanying consolidated financial statements is most apparent in the Company’s capital costs (lease, interest, depreciation and amortization), as well as with, minority interests, debt restructuring and reorganization costs, and preferred dividends. Management believes that business segment operating revenues and operating income of the Successor Company are generally comparable to those of the Predecessor Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Successor Company of Genesis Health Ventures, Inc. and its subsidiaries as of September 30, 2002 and 2001 and for the year ended September 30, 2002, and the Predecessor Company of Genesis Health Ventures, Inc. and its subsidiaries for the two years ended September 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliated companies, owned 20% to 50% inclusive, are stated at cost of acquisition plus the Company’s equity in undistributed net income (loss) since acquisition. The change in the equity in net income (loss) of these companies is reflected as a component of net income or loss in the consolidated statements of operations.

In accordance with the Company’s plan of reorganization (see note 2 –“Reorganization”), The Multicare Companies, Inc. (“Multicare”) became a wholly–owned subsidiary of Genesis on October 2, 2001. Under fresh–start reporting, the Company consolidated its 100% interest in Multicare as of September 30, 2001. Genesis previously owned 43.6% of Multicare. Following a restructuring transaction effective October 1, 1999, Genesis gained managerial, operational and financial control of Multicare, and consequently consolidated the results of Multicare, with a 56.4% minority interest.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the consolidated financial statements for the periods presented include all necessary adjustments for a fair presentation of the financial position and results of operations for the periods presented.

Back to Index

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Revenue Recognition / Contractual Allowances

Within the Company’s pharmacy and other ancillary service businesses, the Company records revenues at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligation to the customer. The Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third–party insurers and long–term care facilities.

Within the Company’s pharmacy services segment, the Company records an estimated contractual allowance against non–private pay revenues and accounts receivable. Accordingly, the net revenues and accounts receivable reported in the Company’s financial statements are recorded at the amount expected to be received. Contractual allowances are adjusted to actual as cash is received and claims are reconciled. The Company evaluates the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by third party payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in customer base, product mix, payor mix reimbursement levels or other issues that may impact contractual allowances.

Within the Company’s inpatient services segment, revenue is recognized in the period the related services are rendered. The Company derives a substantial portion of its inpatient revenue under Medicaid and Medicare reimbursement systems.

Within the Company’s inpatient segment, under certain prospective Medicaid systems and Medicare, the Company is reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues.

The Company recorded contractual allowances from continuing operations of $533.3 million, $503.2 million and $471.3 million in fiscal year 2002, 2001 and 2000, respectively.

Cash Equivalents

Short–term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value. The Company’s cash balances at September 30, 2002 and 2001 include $5 million and $0.1 million of restricted cash, respectively. This restricted cash is held by the Company’s wholly–owned captive insurance subsidiary, Liberty Health Corp., LTD (“LHC”) and is substantially restricted to securing the outstanding claims losses of LHC.

Back to Index

Restricted Investments in Marketable Securities

Restricted investments in marketable securities, which are comprised of fixed interest securities, equity securities and money market funds are considered to be available for sale and accordingly are reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Fair values for fixed interest securities and equity securities are based on quoted market prices.

A decline in the market value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Premiums and discounts on fixed interest securities are amortized or accreted over the life of the related security as an adjustment to yield. Realized gains and losses for securities classified as available for sale are included in other revenue and are derived using the specific identification method for determining the cost of securities sold.

Marketable securities are held by the Company’s wholly–owned captive insurance subsidiary, LHC and are substantially restricted to securing the outstanding claims losses of LHC.

Allowance for Doubtful Accounts

The Company utilizes the “Aging Method” to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Company has developed estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories and the various segments of the Company’s business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that Company management specifically estimates to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are fully reserved for in the allowance for doubtful accounts until they are written–off.

Inventories and Cost of Goods Sold

Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first–in, first–out (“FIFO”) method.

Approximately 91% of the Company’s inventory is carried by the pharmacy segment. Physical inventory counts are performed periodically at all sites. As the Company does not utilize a perpetual inventory system, cost of goods sold is estimated between physical counts and is adjusted to actual by recording the results of the periodic physical inventory counts. The Company evaluates the following criteria in developing estimated cost of goods sold:

•	Historical cost of goods sold trends based on prior physical inventory results;
•	Review of cost of goods sold information reflecting current customer and vendor terms; and
•	Consideration and analysis of changes in customer base and product mix, payor mix, or other issues that may impact cost of goods sold.

Property, Plant and Equipment

As part of fresh–start reporting, substantially all property, plant and equipment was re–valued to estimated fair value as of September 30, 2001, which became the new cost basis. In addition, the depreciable lives of certain assets were changed. All capital additions made subsequent to September 30, 2001 are stated at cost.

Depreciation is calculated on the straight–line method over estimated useful lives of 20–35 years for land and building improvements and buildings, and 3–15 years for equipment, furniture and fixtures and information systems. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations as incurred. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

Back to Index

The Company accounts for long–lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.”This statement requires that long–lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Deferred Financing Costs

Financing costs are deferred and are amortized on a straight–line basis, which approximates the effective interest method, over the terms of the related debt. Deferred financing costs were $14 million ($10.1 million net of accumulated amortization) and $10.1 million ($9.7 million net of accumulated amortization) at September 30, 2002 and 2001, respectively, and are included in other long–term assets. Amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of operations.

Long–Lived Assets

The Company accounts for long–lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets”. This statement requires that long–lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

With regard to goodwill, the Company adopted SFAS No. 142 on September 30, 2001 in accordance with the early adoptions provisions of SOP 90–7. SFAS No. 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Prior to adopting SFAS No. 142, the Company amortized goodwill over periods not exceeding 40 years. The impairment test requires companies to compare the fair value of its businesses to their carrying value including assigned goodwill. SFAS No.142 requires an impairment test annually. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment exists. The Company performed the annual impairment test effective September 30, 2002 and the results of this test indicated that the fair value of the Company’s goodwill exceeded carrying amounts.

In fresh–start reporting, the Company’s reorganization value in excess of fair value (goodwill) was allocated to the pharmacy segment and identifiable intangible assets were assigned to the specific reporting units that own those assets.

Loss Reserves For Certain Self–Insured Programs

Certain of the Company’s workers’ compensation, and general and professional liability coverage is provided by the Company’s wholly–owned insurance company, Liberty Health Corp., LTD (“LHC”).

Outstanding losses and loss expenses comprise estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary using the past experience of the Company and the industry.

Effective June 1, 2000, the Company began insuring a substantial portion of its professional liability risks through LHC. Specifically, the Company is responsible for the first dollar of each claim (on a claims–made basis), up to a self–insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self–insured retention limits amount to $14 million, $19 million and $22 million for the policy years ended May 31, 2001, 2002 and 2003, respectively. For policy years 2001 and 2002, any costs above these retention limits are covered by third party insurance carriers. For policy year 2003 (June 2002 to May 2003), the Company has retained an additional self–insurance layer of $5 million. Since the June 1, 2000 inception of the self–insurance program through September 30, 2002, the Company’s cumulative self–insurance retention levels are $42 million and its provision for these losses is $28.2 million. Assuming actual losses were to reach the retention limits in each of the three policy years, the Company’s additional exposure is approximately $13.8 million which, if incurred, would be recognized as an increase to other operating expenses in the Company’s consolidated statements of operations in the period such exposure became known. In addition, the Company has provided $3.7 million for the estimated costs of claims incurred but not reported as of September 30, 2002.

Back to Index

Beginning in 1994, the Company insured its workers compensation exposure, principally via self–insurance retentions and large deductible programs through LHC.

Over the past three years, the majority of the Company’s workers compensation coverage was structured as follows: For policy year 2001 (June 1, 2000 – May 31, 2001) the Company was insured on a first dollar coverage basis for its Multicare subsidiaries, and insured through an incurred loss retrospectively rated policy for its non–Multicare subsidiaries; and for policy years 2002–2003 (June 1, 2001 – May 31, 2003) it has large deductible programs, the deductibles for which are insured through LHC.

For policy year 2001, the Company’s incurred losses recognized through September 30, 2002 were $15.5 million. The Company’s development factors are updated quarterly and are based upon commonly used industry standards. Any changes to the incurred losses are recognized quarterly as an adjustment to salaries, wages and benefits in the Company’s consolidated statements of operations. The Company is insured through a third-party insurer for aggregate claims in excess of $44.1 million.

For policy years 2002 and 2003, the Company is self–insured up to the first $0.5 million per incident. All claims above $0.5 million per incident are insured through a third–party insurer. The Company has aggregate self–insured retentions of $48 million and $52.8 million in policy years 2002 and 2003, respectively. Claims above these aggregate limits are insured through a third party–insurer as of September 30, 2002. The Company’s provision for losses in these policy years is $30.1 million. The Company’s reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in the Company’s consolidated statements of operations.

The Company records outstanding losses and loss expenses for both general and professional liability and workers compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. As of September 30, 2002, the estimated range of discounted exposure for these liabilities is $57.1 million to $74 million. The Company’s recorded reserves for these liabilities were $59.2 million as of September 30, 2002 of which $2.1 million is included in accrued expenses and the remainder in self–insurance liability reserves in the Company’s consolidated balance sheet. The Company (through LHC) has restricted investments in marketable securities of $86.1 million at September 30, 2002 which are substantially restricted to securing the outstanding claim losses of LHC.

General and professional liability and workers compensation claims are discounted at a rate of 4.5% in 2002 and 2001, which estimates the present value of funds required to pay losses at a future date. Had the Company provided losses at undiscounted levels at September 30, 2002 and 2001, the reserve for outstanding losses and loss expenses would have been increased by approximately $6.6 million in 2002 and $6 million in 2001.

Management believes based on the recommendations of an independent actuary, that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred as of the balance sheet date but the provision is necessarily an estimate and may ultimately be settled for a significantly different amounts. It is at least reasonably possible that management will revise this estimate significantly in the near term. Any subsequent revisions are recorded in the period in which they are determined.

Back to Index

Self–Insured Health Plan

The Company offers employees an option to participate in a self–insured health plan. Health claims under this plan are self–insured with a stop–loss umbrella policy in place to limit maximum potential liability for both individual claims and total claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains an accrual for claims that have been incurred but not yet reported (IBNR) to the plan administrator and therefore have not been paid. The IBNR reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 2–3 months). The liability for the self–insurance health plan is recorded in accrued compensation in the accompanying consolidated balance sheets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Provision is made for deferred income taxes applicable to temporary differences between financial statement and taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that the deferred tax asset related to Net Operating Loss carry forwards are subject to a valuation allowance due to uncertainty regarding its utilization, the income tax benefit derived from its future utilization would first be applied to reduce goodwill recorded in fresh–start accounting pursuant to SOP 90-7.

Stock–Based Compensation

The Company discloses information relating to stock–based compensation awards in accordance with SFAS No. 123, “Accounting for Stock–Based Compensation”, (“SFAS 123”), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to such compensation awards. Under the Company’s stock option plan, the Company grants stock options to employees and directors at an exercise price equal to the fair market value on the date of grant. No compensation expense is recorded with respect to such option grants. Compensation expense for options granted to non–employees is determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured. Compensation expense for the options granted to non–employees is remeasured as the underlying options vest.

Comprehensive Income (Loss)

Pursuant to the adoption of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are shown in the consolidated statements of shareholders’ equity (deficit).

Unfavorable Leases

At September 30, 2002, an unfavorable lease credit of $23.4 million is carried on the consolidated balance sheets in long–term liabilities. The unfavorable lease credit was established at September 30, 2001 in accordance with the implementation of fresh–start reporting. Amortization of unfavorable leases is computed using the straight–line method over the individual terms of each unfavorable lease. See note 12 –“Leases and Lease Commitments”.

Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” The Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company’s objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve the objective, the Company primarily uses interest rate swap and cap agreements to manage net exposure to interest rate changes related to its portfolio of borrowings. The Company does not enter into such arrangements for trading purposes. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified as an adjustment to interest expense as the underlying hedged item affects earnings.

Reimbursement of Managed Property Labor Costs

The Company manages the operations of 69 eldercare centers. Under a majority of these arrangements, the Company employs the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, the Company operates as an agent on behalf of the managed property owner and is not the primary obligor in the context of a traditional employee / employer relationship. Historically, the Company has treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of its net revenue or expenses. For the twelve months ended September 30, 2002, 2001 and 2000 the Company billed its managed clients $140.5 million, $153.6 million, and $154.7 million, respectively for such labor related costs.

Back to Index

Earnings or Loss Per Share

Basic earnings or loss per share is calculated by dividing net income or loss attributed to common shareholders by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share applicable to common shares (in thousands except per share data):

	Successor Company	Predecessor Company

	2002	2001	2000

Earnings (loss):

Income (loss) from continuing operations	$73,794	$(1,247,824)	$(877,751)
Income (loss) from discontinued operations	(3,627)	(15,085)	4,708
Extraordinary item	–	1,509,918	–
Cumulative effect of accounting change	–	–	(10,412)

Net income (loss) attributed to common shareholders – basic computation	70,167	247,009	(883,455)
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	2,599	–	–

Net income (loss) – diluted computation	$72,766	$247,009	$(883,455)

Shares used in computation:

Weighted average shares outstanding – basic computation	41,226	48,641	47,077
Assumed conversion of preferred stock	2,091	–	–
Contingent consideration related to an acquisition	34	–	–

Weighted average shares outstanding – diluted computation	43,351	48,641	47,077

Earnings (loss) per common share:

Basic:
Income (loss) from continuing operations	$1.79	$(25.65)	$(18.65)
Income (loss) from discontinued operations	(0.09)	(0.31)	0.10
Extraordinary item	–	31.04	–
Cumulative effect of accounting change	–	–	(0.22)

Net income (loss) attributed to common shareholders	$1.70	$5.08	$(18.77)

Diluted:
Income (loss) from continuing operations	$1.76	$(25.65)	$(18.65)
Income (loss) from discontinued operations	(0.08)	(0.31)	0.10
Extraordinary item	–	31.04	–
Cumulative effect of accounting change	–	–	(0.22)

Net income (loss) attributed to common shareholders	$1.68	$5.08	$(18.77)

Back to Index

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long–lived assets and loss reserves for self–insurance programs. Actual results could differ significantly from those estimates. See note 4 –“Certain Significant Risks and Uncertainties.”

Cumulative Effect of Accounting Change

Effective October 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98–5, Reporting on the Costs of Start–Up Activities (“SOP 98–5”). The statement requires costs of start–up activities, including organizational costs, to be expensed as incurred. Start–up activities are defined as those one–time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The cumulative effect of expensing all unamortized start–up costs at October 1, 1999 was $16.4 million ($10.4 million after tax).

(2)   Reorganization

On June 22, 2000, (the “Petition Date”) Genesis and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the same date, Genesis’ 43.6% owned affiliate, The Multicare Companies, Inc. and certain of its direct and indirect subsidiaries (“Multicare”) and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as “the Chapter 11 cases” or other general references to these cases unless the context otherwise requires).

Genesis’ and Multicare’s financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on Genesis’ and Multicare’s cash flows. Second, the federal reimbursement changes exacerbated a long–standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various states Medicaid programs. Third, numerous other factors adversely affected Genesis’ and Multicare’s cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, Genesis and Multicare were too highly leveraged to service our debt, including our long–term lease obligations.

On October 2, 2001, (the “effective date”), Genesis and Multicare consummated a joint plan of reorganization (the “Plan”) under Chapter 11 of the Bankruptcy Code (the “Reorganization”) pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the Plan proposed by us and Multicare. The principal provisions of the Plan were as follows:

•	Multicare became Genesis’ wholly-owned subsidiary. Genesis previously owned 43.6% of Multicare and managed its skilled nursing and assisted living facilities under the Genesis Eldercare® brand name;
•	New senior notes, new convertible preferred stock, new common stock and new warrants were issued to Genesis’ and Multicare’s creditors. Approximately 93% of new common stock, $242.6 million in new senior notes and new preferred stock with a liquidation preference of $42.6 million were issued to Genesis’ and Multicare’s senior secured creditors. New one year warrants to purchase an additional 11% of the new common stock were issued, and approximately 7% of the new common stock have been or will be issued to Genesis’ and Multicare’s unsecured creditors;

•	Holders of Genesis’ and Multicare’s pre-Chapter 11 preferred and common stock received no distribution and those instruments were canceled;
•	Claims between Genesis and Multicare were set-off against one another and any remaining claims were waived and released; and
•	A new Board of Directors was constituted.

On October 2, 2001, and in connection with the consummation of the Plan, Genesis entered into a Senior Credit Facility consisting of the following: (1) a $150 million revolving line of credit (the “Revolving Credit Facility”); (2) a $285 million term loan (the “Term Loan”) and (3) an $80 million delayed draw term loan (the “Delayed Draw Term Loan”) (collectively the “Senior Credit Facility”).

Back to Index

In accordance with SOP 90–7 (as defined in note 3 –“Fresh–Start Reporting”), Genesis recorded all expenses incurred as a result of the Bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs from continuing operations follows (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Professional, bank and other fees	$2,570	$59,393	$29,935
Employee benefit related costs, including severance	–	16,786	4,529
Exit costs of terminated businesses	–	5,877	–
Fresh-start valuation adjustments (1)	–	1,001,351	–
Interest rate swap termination charge	–	–	28,331
Post confirmation mortgage adjustment	1,700	–	–

Total	$4,270	$1,083,407	$62,795

(1)	Fresh-start valuation adjustments on assets held for sale and discontinued operations totaling $32.4 million were reclassified as a component of the loss on discontinued operations for the year ended September 30, 2001.

As a result of the consummation of the Plan, the Company recognized an extraordinary gain on debt discharge in 2001 as follows (in thousands):

Liabilities subject to compromise:
Revolving credit and term loans	$1,484,904
Senior subordinated notes	617,510
Other indebtedness	120,961

Long-term debt subject to compromise	2,223,375

Accounts payable and accrued liabilities	64,621
Accrued interest (including a $28,331 swap termination fee)	87,716
Accrued preferred stock dividends on Series G Preferred Stock	49,673

Subtotal – liabilities subject to compromise	2,425,385

Redeemable preferred stock – Series H and Series I	468,722

Total liabilities subject to compromise	2,894,107

Less:
Cash payments	25,000
Value of secured, priority and other claims assumed	143,319
Value of new Senior Secured Notes	242,605
Value of Term Loan used to repay synthetic lease facility	50,000
Carrying value of deferred financing fees of discharged debts	32,230
Value of Successor Company’s common stock	833,530
Value of Successor Company’s redeemable preferred stock	42,600

Extraordinary gain on debt discharge	$1,524,823

Less: net extraordinary gain on discontinued operations	(14,905)

Extraordinary gain on debt discharge as reported	$1,509,918

Back to Index

(3)   Fresh–Start Reporting

Upon emergence from our Chapter 11 proceedings, Genesis adopted the principles of fresh–start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90–7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90–7”) / (“fresh–start reporting”). For financial reporting purposes, Genesis adopted the provisions of fresh–start reporting effective September 30, 2001. In connection with the adoption of fresh–start reporting, a new entity was deemed created for financial reporting purposes, the provisions of the Plan were implemented, assets and liabilities were adjusted to their estimated fair values and Genesis’ accumulated deficit was eliminated.

In adopting the requirements of fresh–start reporting as of September 30, 2001, the Company was required to value its assets and liabilities at fair value and eliminate its accumulated deficit at September 30, 2001. A $1,525 million reorganization value, before consideration of post filing current and long term liabilities or minority interests was determined by the Company with the assistance of financial advisors in reliance upon various valuation methods, including discounted projected cash flow analysis, price / earnings ratios, and other applicable ratios and economic industry information relevant to the operations of the Company, and through negotiations with the various creditor parties in interest.

The following reconciliation of the Predecessor Company’s consolidated balance sheet as of September 30, 2001 to that of the Successor Company was prepared to present the adjustments that give effect to the reorganization and fresh–start reporting.

The adjustments entitled “Reorganization” reflect the consummation of the Plan, including the elimination of existing liabilities subject to compromise and consolidated shareholders’ deficit; and to reflect the estimated $1,525 million reorganization value, which included the establishment of $326 million of reorganization value in excess of amounts allocable to net identifiable assets (goodwill).

The adjustments entitled “Fresh–Start Adjustments” reflect the adoption of fresh–start reporting, including the elimination of minority interest with Multicare and the adjustments to record property, plant and equipment, other long–term assets, and identifiable intangible assets, at their fair values. Management estimated the fair value of its assets and liabilities by utilizing both independent appraisals and commonly used discounted cash flow valuation methods.

Several of the Company’s subsidiaries and consolidated joint ventures did not file for Chapter 11 protection. The non–filing subsidiaries were not subject to the fresh start reporting provisions under SOP 90–7 and, consequently, their balance sheets are reflected in the consolidated balance sheet at historical carrying value.

(in thousands)	Predecessor Company	Reorganization	Fresh-Start Adjustments	Reclassification	Successor Company

Assets:
Cash and equivalents	$30,552	$1,587	$–	$–	$32,139
Restricted investments in marketable securities	12,932	–	–	–	12,932
Accounts receivable, net	399,816	–	–	–	399,816
Inventory	65,222	–	–	–	65,222
Prepaid expenses and other current assets	35,753	–	–	–	35,753

Total current assets	544,275	1,587	–	–	545,862

Property, plant and equipment	1,382,455	–	(548,730)	–	833,725
Accumulated depreciation	(306,797)	–	295,812	–	(10,985)

Property, plant and equipment, net	1,075,658	–	(252,918)	–	822,740
Restricted investments in marketable securities	38,693	–	–	–	38,693
Notes receivable and other investments	18,001	–	(3,462)	–	14,539
Other long-term assets	93,973	(25,452)	(22,823)	–	45,698
Investments in unconsolidated affiliates	12,504	–	–	–	12,504
Identifiable intangible assets	–	–	33,591	–	33,591
Goodwill	1,196,078	–	(870,485)	–	325,593

Total assets	$2,979,182	$(23,865)	$(1,116,097)	$–	$1,839,220

Back to Index

(in thousands)	Predecessor Company	Reorganization	Fresh-Start Adjustments	Reclassification	Successor Company

Liabilities and Shareholders’ Equity (Deficit)
Current installments of long-term debt	$196,000	$(196,000)	$–	$41,241	$41,241
Accounts payable	46,429	–	–	–	46,429
Accrued expenses	67,904	(5,635)	2,423	–	64,692
Current portion of self-insurance liability reserves	12,932	–	–	–	12,932
Accrued compensation	78,074	–	–	–	78,074
Accrued interest	1,599	14,239	–	–	15,838
Income taxes payable	4,640	–	–	–	4,640

Total current liabilities	407,578	(187,396)	2,423	41,241	263,846

Liabilities subject to compromise	2,425,385	(2,425,385)	–	–	–
Long-term debt	14,104	626,921	3,484	(41,241)	603,268
Deferred income taxes	53,157	–	(53,157)	–	–
Self-insurance liability reserves	26,834	–	–	–	26,834
Deferred gain and other long-term liabilities	41,495	30,500	(6,318)	–	65,677
Minority interests	30,937	–	(28,800)	–	2,137
Redeemable preferred stock	468,722	(426,122)	–	–	42,600
Shareholders’ equity (deficit)
Series G Preferred Stock	6	(6)	–	–	–
Common stock	973	(153)	–	–	820
Additional paid-in capital	803,202	832,710	–	(803,202)	832,710
Retained earnings (accumulated deficit)	(1,293,160)	1,524,823	(1,033,729)	803,202	1,136
Accumulated other comprehensive income	192	–	–	–	192
Treasury stock, at cost	(243)	243	–	–	–

Total shareholders’ equity (deficit)	(489,030)	2,357,617	(1,033,729)	–	834,858

Total liabilities and shareholders’ equity (deficit)	$2,979,182	$(23,865)	$(1,116,097)	$–	$1,839,220

Accounting Pronouncements Adopted in Fresh–Start Reporting

As of September 30, 2001, and in accordance with the early adoption provisions of SOP 90–7, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”), Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets” (“SFAS No. 144”).

Back to Index

The principal provisions of SFAS No. 141 require that all business combinations be accounted for by the purchase method of accounting and identifiable intangible assets are to be recognized apart from goodwill.

The principal provisions of SFAS No. 142 require that goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but rather tested annually for impairment. Under SFAS No. 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 requires companies to test intangible assets for impairment that are not amortized at least annually by comparing the fair value of those assets to their recorded amounts. See note 10 –“Goodwill and Identifiable Intangible Assets”.

The principal provisions of SFAS No. 144 address financial accounting and reporting for the impairment or disposal of long–lived assets. While SFAS No. 144 supersedes Statement of Accounting Standards No. 121 “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to be Disposed of” (“SFAS No. 121”), it retains many of the fundamental provisions of that statement. Under SFAS No. 144, assets held for sale or discontinued businesses are removed from the financial results of continuing operations. See note 21 –“Assets Held for Sale and Discontinued Operations”.

(4)   Certain Significant Risks and Uncertainties

The Company receives revenues from Medicare, Medicaid, private insurance, self–pay residents, other third party payors and long–term care facilities which utilize our pharmacy and other specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments’ trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company.

The Medicaid and Medicare programs are highly regulated. The failure of the Company or its customers to comply with applicable reimbursement regulations could adversely affect the Company’s business. The Company monitors its receivables from third–party payor programs and reports such revenues at the net realizable value expected to be received.

The Company’s pharmacy segment earned revenues from the following payor sources for the three years ended September 30, 2002:

	2002	2001	2000

Long term care facilities and other	58%	60%	62%
Medicaid	40	37	35
Medicare	2	3	3

Total	100%	100%	100%

The Company’s inpatient services segment earned revenues from the following payor sources for the three years ended September 30, 2002:

	2002	2001	2000

Medicaid	48%	48%	49%
Medicare	30	28	25
Private pay and other	22	24	26

Total	100%	100%	100%

On December 15, 2000, Congress passed the Benefits Improvement Protection Act that increased the nursing component of federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add–on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add–on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes have had a positive impact on operating results.

Back to Index

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. The expiration of these provisions has reduced Genesis’ Medicare per diems per beneficiary, on average, by $34.

The prospects for legislative relief are uncertain. The House of Representatives passed a package of Medicare amendments in late June 2002. Under the House–passed measure, portions of the expiring provisions would be retained. The Balanced Budget Refinement Act increase of 4% would expire, and the 16.6% add–on of the Benefits Improvement and Protection Act to the nursing portion of the skilled nursing facility prospective payment system rates would be reduced to 12% in 2003, 10% in 2004, and 8% in 2005. Under this proposal, fiscal year 2003 rates would be 5.2% lower than those of the current year. Several attempts have been made to secure Senate consideration of a slightly more favorable package of legislative amendments. It is premature to determine the details of such a compromise initiative.

The Centers for Medicare and Medicaid Services issued notice of fiscal year 2003 rates for SNF PPS in the Federal Register, July 31, 2002. Effective October 1, 2002, rates will be increased by a 2.6% annual market basket adjustment. The Centers for Medicare and Medicaid Services estimates that, even with this upward adjustment, average Medicare rates will be 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add–ons.

Genesis’ estimate of the impact of the “Skilled Nursing Facilities Medicare Cliff”, factoring in the administrative decision not to proceed with changes in the case–mix refinements at this time and without factoring in any additional Congressional action, exposes the skilled nursing facility sector to a 10% reduction. For Genesis, this reduction could have an adverse impact on annual revenue and operating income from continuing operations beginning October 1, 2002 of approximately $28 million, after taking into consideration the 2.6% annual market basket adjustment.

There may be additional provisions in the Medicare legislation affecting other businesses of Genesis. Congress may consider changes affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings. There are two issues in particular that could have measurable negative impact: practitioner fee schedules and caps on Medicare Part B therapies. Absent Congressional action, the formula driven payment structure for calendar year 2003 physician and non–physician fee schedules will be reduced by 4.4%. This reduction affects not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals. Moreover, absent Congressional action, the moratorium on implementing payment caps on therapy services expires. Medicare Part B therapy services in calendar year 2003 will be subjected to the caps and are expected to reduce our revenues and operating income approximately $17 million and $3 million, respectively.

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

It is not possible to quantify fully the effect of pending legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on Genesis’ business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect Genesis’ business. There can be no assurance that payments under governmental and private third–party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Genesis’ financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Back to Index

(5)   Significant Transactions and Events

Strategic Planning, Severance and Other Related Costs

Genesis has incurred costs that are directly attributable to the Company’s long term objective of transforming to a pharmacy–based business and its short term objectives. These costs are expected to continue for the foreseeable future and are segregated in the statements of operations as “strategic planning, severance and other related costs”. Details of these costs and the amounts incurred, but not paid at September 30, 2002 follow (in thousands):

	2002 Expense	Accrued at September 30, 2002

Severance and related costs	$16,410	$1,100
Strategic consulting fees	4,730	621
Asset impairments	4,875	-

Total	$26,015	$1,721

Severance and related costs. During 2002, Michael R. Walker resigned as chief executive officer of the Company. The Company’s board of directors appointed Robert H. Fish as interim chief executive officer. Also, in fiscal 2002, David C. Barr resigned as vice chairman. Mr. Barr was responsible for oversight of the Genesis Health Services entities which include pharmacy, rehabilitation therapy, respiratory health services, hospitality services group purchasing, consulting and diagnostic services. The Company recognized $12.6 million in severance and related costs relating to the transition agreements with Mr. Walker and Mr. Barr.

During fiscal 2002, the Company announced an expense reduction program, which included the termination of approximately 100 individuals resulting in $3.8 million of severance and related costs. At September 30, 2002, $1.1 million remains unpaid, which is expected to be paid during fiscal 2003.

Subsequent to the fiscal year end, in October 2002, Richard R. Howard resigned as vice chairman. Mr. Howard was responsible for oversight of Genesis ElderCare’s regional operations, as well as clinical practice, real estate and property management. The Company expects to recognize $4.7 million in severance and related costs in the first quarter of fiscal 2003 in connection with Mr. Howard’s transition agreement.

Strategic consulting fees. During fiscal 2002, the Company engaged several strategic consulting firms at a cost of $4.7 million, in connection with several of our new strategic objectives. Initially, these firms were engaged to assist the board of directors and management in the evaluation of our existing business model and the development of our strategic alternatives. Additional services were procured to assist in the evaluation of the pharmacy sales and marketing function and the bid selection process in connection with the potential sale of the eldercare business. The Company recognizes the cost of such consulting fees as the services are performed.

Asset impairments. During fiscal 2002, the Company incurred $4.9 million of asset impairment charges consisting of the write–down in carrying value of two idle eldercare real estate properties and the exit of an internet–based business–to–business joint–venture partnership. The Company expects to incur an additional $2 million (unaudited) of costs in fiscal 2003 in order to complete its exit of the internet–based business–to–business joint venture partnership.

Back to Index

Arbitration Award

On February 14, 2002, an arbitrator ruled in favor of NeighborCare® on all claims and counterclaims in the lawsuit involving HCR Manor Care, Inc. and certain of its affiliates The arbitrator found that HCR Manor Care did not lawfully terminate the Master Service Agreements with NeighborCare, so that those contracts remain in full force and effect until the end of September 2004. The arbitrator awarded NeighborCare $21.9 million in damages for respondents’ failure to allow NeighborCare to exercise its right under the Master Service Agreements to service facilities owned and operated by a subsidiary of respondent HCR Manor Care. The Company recognized the $21.9 million award as a gain from arbitration award in the consolidated statements of operations. In addition, the arbitrator terminated his prior ruling that allowed respondents to withhold 10% of their payments to NeighborCare, and respondents paid NeighborCare $9.1 million in funds representing the amounts withheld during the course of the Arbitration pursuant to the arbitrator’s prior ruling.

Amended Pharmacy Service Agreement with HCR Manor Care

On August 15, 2002, the Company announced that Genesis and HCR Manor Care, Inc. have agreed to withdraw all outstanding legal actions against each other stemming from the acquisition by Genesis’ subsidiary, NeighborCare, of HCR Manor Care’s pharmacy subsidiary, Vitalink. Both companies have agreed to withdraw the prior pharmacy service agreement and have entered into a new pharmacy service agreement. The new agreement will run through January 2006 and covers approximately 200 of HCR Manor Care’s facilities. The new agreement replaces the current agreement between the two companies that was set to expire in 2004.

Multicare Joint Venture Restructuring

In fiscal 2000, the Company entered into a restructuring agreement with our Multicare joint–venture partners which resulted in certain changes in control such that Genesis began consolidating the financial statements of Multicare effective October 1, 1999. This restructuring agreement also resulted in the termination of a put option between us and the Multicare joint venture partners. We issued $420 million of redeemable preferred stock as consideration for the termination of the put option, which was recorded as the Multicare joint venture restructuring charge in the consolidated statements of operations.

Sale of Ohio Operations

On May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for $33 million. We recorded a loss on sale of the Ohio properties of $7.9 million.

See also note 2 – “Reorganization” and note 21 – “Assets Held for Sale and Discontinued Operations”.

(6)   Restricted Investments in Marketable Securities

Marketable securities (classified as available for sale) are held by the Company’s wholly–owned subsidiary, Liberty Health Corporation, LTD (“LHC”), incorporated under the laws of Bermuda. LHC provides various insurance coverages to the Company and to unrelated entities, most of which are managed by the Company.

The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding losses the Company expects to pay in the succeeding year.

Back to Index

Marketable securities at September 30, 2002 of Company consist of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$5,464	$774	$-	$6,238
Corporate bonds	12,209	633	(42)	12,800
Government bonds	1,413	22	(95)	1,340
Term deposits	2,495	–	–	2,495
Equity Securities	1,103	–	–	1,103
Money market funds	62,171	–	–	62,171

	$84,855	$1,429	$(137)	$86,147

Less: Current portion of restricted investments				(15,074)

Long-term restricted investments				$71,073

Marketable securities at September 30, 2001 of the Company consisted of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$7,554	$616	$-	$8,170
Corporate bonds	6,600	189	–	6,789
Equity securities	1,580	–	(509)	1,071
Term deposits	1,497	–	–	1,497
Money market funds	34,098	–	–	34,098

	$51,329	$805	$(509)	$51,625

Less: Current portion of restricted investments				(12,932)

Long-term restricted investments				$38,693

Fixed interest securities held at September 30, 2002 mature as follows (in thousands):

	2002

	Amortized cost	Fair value

Due in one year or less	$2,365	$2,381
Due after 1 year through 5 years	12,892	13,792
Due after 5 years through 10 years	3,271	3,578
Over 10 years	558	627

	$19,086	$20,378

Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

In the normal course of business, LHC’s bankers have issued letters of credit totaling $74.9 million in 2002 and $39.7 million in 2001 in favor of insurers. Cash and cash equivalents in the sum of $2.5 million, term deposits in the sum of $2.5 million and investments with an amortized cost of $81.1 million and a market value of $82.4 million were pledged as security for these letters of credit as of September 30, 2002.

Back to Index

(7)   Property, Plant and Equipment

Property, plant and equipment at September 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Land	$79,321	$86,072
Buildings and improvements	594,446	623,944
Equipment, furniture and fixtures	169,383	112,429
Construction in progress	16,152	11,280

	859,302	833,725
Less accumulated depreciation	(63,374)	(10,985)

Property, plant and equipment, net	$795,928	$822,740

In accordance with the provisions of fresh–start reporting, the Company revalued its property, plant and equipment to estimated fair value at September 30, 2001, with exception to certain subsidiaries that were not party to the Chapter 11 cases. Such subsidiaries’ property, plant and equipment, and related accumulated depreciation, remain at their historical carrying value.

(8)   Notes Receivable and Other Investments

Notes receivable and other investments at September 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Mortgage notes and other notes receivable	$15,664	$13,107
Investments in revenue bonds	1,370	1,432

Notes receivable and other investments	$17,034	$14,539

Mortgage notes and other notes receivable at September 30, 2002 and 2001 bear interest at rates ranging from 7.25% to 10% and mature at various times ranging from 2003 to 2029. The majority of the mortgage notes and other notes are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and / or gross facility receipts, as defined.

The Company has agreed to provide third parties, including facilities under management contract, with $7.4 million of working capital lines of credit. The unused portion of working capital lines of credit was $5 million at September 30, 2002.

Investments in revenue bonds bear interest at rates ranging from 10% to 10.45% and mature at various times between 2011 and 2021. The revenue bonds held were issued by a skilled nursing facility owned by an independent third party and managed by Genesis.

(9)   Other Long–Term Assets

Other long–term assets at September 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Deferred financing fees, net	$10,131	$9,725
Cost report receivables, net	4,379	11,217
Property deposits and funds held in escrow	15,985	15,587
Other, net	3,513	9,169

Other long-term assets	$34,008	$45,698

Back to Index

(10)   Goodwill and Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended September 30, 2002 are as follows (in thousands):

2002

Balance as of September 30, 2001	$325,593
Goodwill acquired during the year	7,855
Impairment losses	(2,818)
Utilization of net operating losses	(3,149)
Fresh-start valuation adjustments	12,242

Balance as of September 30, 2002	$339,723

The Company recorded $12.2 million of fresh–start valuation adjustments representing miscellaneous changes to its initial application of Fresh–start reporting. Also, in accordance with SOP 90–7, the Company utilized $8 million of net operating loss carryforwards which resulted in a $3.1 million reduction in goodwill.

The consolidated statements of operation for the years ended September 30, 2001 and 2000 include $33.5 million and $37.5 million of goodwill amortization, respectively. Following the adoption of SFAS No. 142, no goodwill amortization expense was recognized for the year ended September 30, 2002. The following table adjusts the reported loss from continuing operations and the corresponding loss per share amounts for the years ended September 30, 2001 and 2000 on a pro forma basis assuming the provisions of SFAS No. 142 were adopted effective October 1, 1999 (in thousands, except per share amounts):

	Predecessor Company

	2001	2000

Income (loss) from continuing operations – as reported	$(1,247,824)	$(877,751)
Income (loss) from continuing operations – as adjusted	(1,214,332)	(847,651)

Earnings (loss) per share from continuing operations – basic and diluted – as reported	(25.65)	(18.65)
Earnings (loss) per share from continuing operations – basic and diluted – as adjusted	$(24.97)	$(18.01)

In adopting the requirements of fresh–start reporting, the Company recognized certain identifiable intangible assets, which were established at September 30, 2001 at their estimated fair value and, in accordance with SFAS No. 142, are being amortized on a straight–line basis over their estimated useful lives. Identifiable intangible assets at September 30, 2002 and 2001, consist of the following:

Classification	2002	2001	Estimated Life (Years)

Customer contracts	$26,391	$26,391	2 – 6
Trademarks and tradenames	5,000	5,000	5
Non competition agreements	2,200	2,200	1 - 4

Identifiable intangible assets	$33,591	$33,591

Accumulated amortization	(7,796)	–

Identifiable intangible assets, net	$25,795	$33,591

Back to Index

(11)   Long–Term Debt

Long–term debt at September 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Secured debt
Senior Credit Facility
Term Loan	$281,575	$285,000
Delayed Draw Term Loan	79,239	–

Total Senior Credit Facility	360,814	285,000
Senior Secured Notes	242,602	242,605
Mortgages and other secured debt	86,267	116,904

Total debt	689,683	644,509
Less:
Current portion of long-term debt	(40,744)	(41,241)

Long-term debt	$648,939	$603,268

There was no capitalization of interest in 2002, however $2.5 million and $4.4 million in interest was capitalized in 2001 and 2000, respectively, relating to facility construction, systems development and renovations.

Senior Credit Facility

On October 2, 2001, and in connection with the consummation of the Plan, the Company entered into a Senior Credit Facility consisting of the following: (1) a $150 million revolving line of credit (the “Revolving Credit Facility”); (2) a $285 million term loan (the “Term Loan”) and (3) an $80 million delayed draw term loan (the “Delayed Draw Term Loan”) (collectively the “Senior Credit Facility”). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter–bank Offered Rate (“LIBOR”) plus 3.50%, or 5.29% at September 30, 2002. The Revolving Credit Facility bears interest based upon a performance related grid, or 6.75% at September 30, 2002. The Revolving Credit Facility was not drawn upon during fiscal 2002.

Pursuant to the Senior Credit Facility, the Company and each of its subsidiaries named as guarantors have granted the lenders first priority liens and security interests in all unencumbered property, including but not limited to: fee owned property, bank accounts, investment property, accounts receivable, equipment and general intangible assets.

The Senior Credit Facility limits, among other things, the Company’s ability to incur additional indebtedness or contingent obligations, permit additional liens, to make additional acquisitions, to sell or dispose of assets, to create or incur liens on assets, to pay dividends on common stock and to merge or consolidate with any other person or entity.

The Senior Credit Facility requires the Company to maintain compliance with certain financial and non–financial covenants, including minimum EBITDAR (as defined); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

The Senior Credit Facility specifically requires that the Company achieve certain levels of fixed versus variable interest rate exposure. The Company was required to either enter into interest rate swap agreements that effectively fix or cap the interest cost on at least 50% of its consolidated debt or refinance such debt to achieve a mix of fixed rate debt of at least 50%. In order to meet this requirement, in September 2002, the Company entered into interest rate swap agreements that effectively convert underlying variable rate debt into fixed rate debt, as well as a cap agreement. At September 30, 2002, after considering the $275 million notional amount of these agreements, the Company’s effective debt mix is 48% variable rate and 52% fixed rate.

The Senior Credit Facility contains an annual excess cash flow payment requirement. At the end of each fiscal year, the Company is required to prepare an excess cash flow calculation as defined in the senior credit agreement. Of the amount, determined as excess cash flow, 75% is to be paid to Genesis’ senior lenders in the form of a mandatory payment by December 31 of each year. As of September 30, 2002, the Company estimates that $27 million will be paid on or near December 31, 2002 pursuant to the excess cash flow recapture provision, and as a result, this estimated level of payment has been classified in the Company’s consolidated balance sheet under the current installments of long–term debt.

Back to Index

The Revolving Credit Facility is available for general working capital requirements. The Revolving Credit Facility matures on October 2, 2006. Usage under the Revolving Credit Facility is subject to a Borrowing Base (as defined) calculation based upon real property collateral value and a percentage of eligible accounts receivable (as defined). Excluding an $0.9 million posted letter of credit, no borrowings have been made under the Revolving Credit Facility at September 30, 2002.

The Delayed Draw Term Loan, as originally contracted, was to be used to (1) fund the purchase price of a proposed acquisition of a pharmacy operation; (2) pay certain outstanding amounts owed to a real estate investment trust on certain loans secured by mortgages; (3) fund the exercise of an option to purchase three eldercare centers; and (4) to make other Specific Payments (as defined). Once repaid, the Delayed Draw Term Loan cannot be re–borrowed. The Delayed Draw Term Loan amortizes at a rate of one percent per year, and matures on April 2, 2007. As a result of subsequent developments in the Company’s bid to consummate a proposed acquisition of a pharmacy operation, the Delayed Draw Term Loan was amended in December 2001 to allow available borrowings that were otherwise earmarked for the proposed pharmacy transaction to be used to restructure credit terms with NeighborCare pharmacy’s primary supplier of pharmacy products.

In the twelve months ended September 30, 2002, the Company borrowed $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare’s primary supplier of pharmacy products. In addition, the Company utilized $10 million from the Delayed Draw Term Loan to fund the exercise of the purchase option on three eldercare centers, previously described, and the Company utilized $28 million from the Delayed Draw Term Loan to satisfy certain mortgages as previously described. The Delayed Draw Term Loan was fully drawn at September 30, 2002 and is being repaid with no additional borrowings available under the Delayed Draw Term Loan.

Senior Secured Notes

On October 2, 2001, and in connection with the consummation of the Plan, the Company entered an indenture agreement in the principal amount of $242.6 million (the “Senior Secured Notes”). The Senior Secured Notes bear interest at LIBOR plus 5.0% (6.79% at September 30, 2002), and amortize one percent each year and mature on April 2, 2007. The Senior Secured Notes are secured by a junior lien on real property and related fixtures of substantially all of the Company’s subsidiaries, subject to liens granted to the lenders’ interests subject to the Senior Credit Facility. The Senior Secured Notes may be prepaid at any time without penalty, subject to restrictions in place under the Senior Credit Facility. Compliance with certain financial and non–financial covenants is required, but they are less restrictive than those required by the Senior Credit Facility.

Other Secured Indebtedness

During the twelve months ended September 30, 2002, the Company refinanced $28 million of other secured indebtedness with proceeds from the Delayed Draw Term Loan and used $9.9 million in cash to make an unscheduled principal payment to reduce outstanding mortgage debt. At September 30, 2002, the Company had $86.3 million of other secured debt consisting principally of revenue bonds, capital lease obligations and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers. All of the other secured loans have fixed rates of interest ranging from 3% to 13.45%, with a weighted average rate of 8.78% at September 30, 2002.

Back to Index

Sinking fund requirements, installments of long–term debt and capital leases are as follows (in thousands):

	Principal Amount
Years Ending September 30,	Loans	Capital Leases

2003	$37,011	$3,733
2004	9,986	2,981
2005	9,630	1,587
2006	9,658	1,147
2007	556,620	833
Thereafter	56,497	–

(12)   Leases and Lease Commitments

The Company leases certain facilities under operating leases. Future minimum payments for the next five years under non– cancellable operating leases at September 30, 2002 are as follows (in thousands):

Year ending September 30,	Minimum Payment

2003	$41,290
2004	39,481
2005	34,276
2006	28,736
2007	23,444
Thereafter	50,674

For the year ended September 30, 2002, the Company incurred $41.3 million of lease obligation costs. The Company classifies operating lease costs associated with its eldercare centers and corporate office sites as lease expense in the consolidated statements of operations, while the operating lease costs of pharmacy and other health service sites are included within other operating expenses.

In connection with the adoption of fresh–start reporting, the Company recorded an unfavorable lease credit associated with 40 leased properties which is amortized using the straight–line method over the remaining lives of the leases. The unfavorable component of these lease contracts was estimated using market comparable lease coverage ratios for similar assets. The unfavorable lease liability at September 30, 2002 of $23.4 million will be amortized as reduction to lease expense over the remaining lease terms, which have a weighted average term of five and years.

Eighteen of our eldercare centers are leased from ElderTrust, a real estate investment trust, at an annual lease cash basis cost of $16.7 million.

(13)   Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2002, 2001 and 2000 was as follows (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Income (loss) from continuing operations before equity in net income (loss) of unconsolidated affiliates and minority interests	$32,463	$–	$(30,179)
Income (loss) from discontinued operations	(2,319)	–	3,012
Cumulative effect of accounting change	–	–	(5,988)

Total	$30,144	$–	$(33,155)

Back to Index

The components of the provision (benefit) for income taxes on income (loss) from continuing operations for the years ended September 30, 2002, 2001 and 2000 was as follows (in thousands):

Successor Company		Predecessor Company
	2002	2001	2000

Current:
Federal	$(10,285)	$–	$–
State	2,736	–	663

	(7,549)	–	663

Deferred:
Federal	35,682	–	(30,842)
State	4,330	–	–

	40,012	–	(30,842)

Total	$32,463	$–	$(30,179)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income from continuing operations before income taxes, equity in net income (loss) of unconsolidated affiliates and minority interests (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Computed “expected” tax (benefit)	$38,540	$(425,405)	$(348,380)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefits	4,651	–	(431)
Amortization of goodwill	–	8,750	9,545
Targeted jobs tax credits	(857)	–	(1,389)
Carryback of losses allowed under Job Creation and Worker Assistance Act of 2002	(10,285)	–	–
Multicare joint-venture restructuring charge	–	–	147,000
Write-off of non deductible goodwill	–	304,500	47,352
Adequate protection payments	–	40,250	–
Change in valuation allowance	–	74,005	115,186
Other, net	414	(2,100)	938

Total income tax expense (benefit)	$32,463	$–	$(30,179)

Back to Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are presented below (in thousands):

	2002	2001

Deferred Tax Assets:
Accrued liabilities and reserves	$63,296	$54,396
Net operating loss carryforwards	100,881	130,423
Net unfavorable leases	8,800	–
Other	12,449	12,779

Deferred tax assets	185,426	197,598

Valuation allowance	(100,881)	(127,534)

Net deferred tax assets	84,545	70,064

Deferred Tax Liabilities:
Accounts receivable	(20,243)	(9,443)
Goodwill and other intangibles	(58,721)	(49,321)
Depreciation	(33,000)	(11,300)
Deferred gain	(5,800)	–
Other	(3,972)	–

Total deferred tax liability	(121,736)	(70,064)

Net deferred tax liability	$37,191	$–

Pursuant to the Job Creation and Worker Assistance Act of 2002, which extended the net operating loss carryback period to five years, the Company was able to carryback certain net operating loss (“NOL”) carryforwards originating in the year ended September 30, 2001. This enabled the Company to recover $10.3 million in federal tax refunds during the twelve months ended September 30, 2002.

Following consummation of the Plan, and after reduction for (1) the aforementioned NOL carrybacks and (2) cancellation of prepetition indebtedness as provided under Section 108 of the Internal Revenue Code, the Company had NOL carryforwards of $278 million, which expire between September 30, 2020 and September 30, 2021. Under applicable limitations imposed by Section 382 of the Internal Revenue Code, the Company’s ability to utilize these loss carryforwards became subject to an annual limitation of $43.3 million, inclusive of a separate limitation for Multicare. During the year ended September 30, 2002, the Company utilized $8 million of loss carryforwards. Pursuant to SOP 90–7, the income tax benefit of the NOL utilization served to reduce goodwill. The Company has NOL carryforwards of $270 million remaining at September 30, 2002. There can be no assurances that the Company will be able to utilize these NOL’s and, consequently, a 100% valuation allowance against these NOL’s has been provided. The tax benefit of NOL carryforwards ultimately realized will be recorded as a reduction of goodwill. Other deferred tax assets include $3.3 million for built–in losses recognized by Multicare during the fiscal year ended September 30, 2002 in excess of its separate limitation under Section 382.

(14)    Redeemable Preferred Stock

In connection with the consummation of the Plan, the Company issued 425,946 shares of Series A Convertible Preferred Stock (the “Series A Preferred”). The Series A Preferred has a liquidation preference of $42.6 million and accrue dividends at the annual rate of 6% payable in additional shares of Series A Preferred. The Series A Preferred is convertible at any time, at the option of the holders. Each share of Series A Preferred is convertible into the number of shares of the Company's common stock which results from dividing (x) the liquidation preference of $100 per each such share plus all accrued and unpaid dividends by (y) the conversion price per share of $20.33. In fiscal 2002, 4,338 shares of Series A Preferred were converted to 21,336 shares of common stock.

The Company has the right to convert all of the shares of Series A Preferred to shares of common stock at any time after the first anniversary date of the effective date, or October 2, 2002, when the average trading price of the Company’s common stock over the immediately preceding 30 days is $30.00 or more per share. The Company has the right to redeem the Series A Preferred at any time by giving 30 days notice to the holders (subject to certain restrictions imposed by the Company’s Senior Credit Facility). The Series A Preferred are subject to mandatory redemption on October 2, 2010. The conversion rate is $20.33 of liquidation preference for each share common stock.

The Series A Preferred is reflected in the consolidated balance sheet under redeemable preferred stock.

Back to Index

(15)   Shareholders’ Equity

Common Stock

The authorized common stock consists of 200,000,000 shares, $.02 par value, of which 40,683,893 shares were issued and outstanding at September 30, 2002. The provisions of the Plan call for the issuance of 41,000,000 shares, of which 811,153 are to be issued when all outstanding claim objections and other disputed claim matters of the bankruptcy proceedings are resolved.

Warrants

On October 2, 2001, the Company issued warrants (the “Warrants”), $.02 par value, to purchase 4,559,475 shares of new common stock at $20.33. The Warrants expired on October 2, 2002.

Restricted Stock Grants

On October 2, 2001, the Board of Directors authorized the Company to issue 750,000 restricted shares of common stock to certain of its senior officers. These shares vest quarterly over a five year period ending on October 1, 2006.

The Company records compensation expense ratably over each vesting period at $20.33 per vesting share. In fiscal 2002, the Company recognized $2.5 million of compensation cost for the scheduled vesting of restricted stock grants, which is included in salaries, wages and benefit costs in the consolidated statements of operations. Also in fiscal 2002, the Company recognized $4.7 million of compensation cost for the accelerated vesting of restricted stock grants held by certain key executives whose employment was terminated during the fiscal year. See note 5 –“Significant Transactions and Events – Strategic Planning, Severance and Other Related Costs”. The compensation cost for the accelerated vesting of these restricted stock grants is included in strategic planning, severance and other related costs in the consolidated statements of operations.

At September 30, 2002, there are 393,825 shares of unvested restricted stock grants.

(16)   Stock Option Plans

In fiscal 2002, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”). The aggregate number of shares of common stock that may be issued under the 2001 Plan is 3,480,000, of which 3,305,000 may be issued to non–directors and 175,000 may be issued solely to directors.

	Option Price Per Share	Outstanding	Exercisable	Available for Grant

Balance at September 30, 2001	–	–	–	–

Authorized	–	–	–	3,480,000
Granted	$18.75 - $20.33	2,751,000	–	(2,751,000)
Exercisable	–	–	619,779	–
Canceled / Forfeited	–	(392,000)	–	392,000

Balance at September 30, 2002	$18.75 - $20.33	2,359,000	619,779	1,121,000

In fiscal 2002, the Company recognized $0.2 million of compensation cost in connection with the issuance of stock options to consultants.

Back to Index

The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation,” (SFAS 123) and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock options issued to employees and directors in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	2002	2001	2000

Net income (loss) - as reported	$70,167	$247,009	$(883,455)
Net income (loss) - pro forma	57,422	247,009	(883,870)
Net income (loss) per share - as reported (diluted)	1.68	5.08	(18.77)
Net income (loss) per share - pro forma (diluted)	$1.38	$5.08	$(18.78)

The fair value of stock options granted in 2002 and 2000 is estimated at the grant date using the Black–Scholes option–pricing model with the following assumptions for 2002 and 2000: dividend yield of 0% (2002 and 2000); expected volatility of 36.92% (2002) and 179.22% (2000); a risk–free return of 3.8% (2002) and 5.17% (2000); and expected lives of 8.1 years (2002) and 6.6 years (2000).

The Company did not make any stock option grants in 2001 and as a result of the Company’s deteriorating stock price following its voluntary petition for relief under Chapter 11 Bankruptcy, there were no outstanding stock options with intrinsic value during the year ended September 30, 2001. Consequently, there is no compensation cost in fiscal 2001 pursuant to the provisions of SFAS 123.

(17)   Retirement Plan

The Company’s retirement plan (the “Retirement Plan”) is a cash deferred profit–sharing plan covering all of the employees of the Company (other than certain employees covered by a collective bargaining agreement) who have completed at least 500 hours of service and six months of employment. Under the 401(k) component, each employee may elect to contribute a portion of his or her current compensation up to the maximum permitted by the Internal Revenue Code or 50% (or for more highly compensated employees a maximum of 4%, in accordance with Company policy) of such employee's annual compensation. The Company may make a matching contribution each year as determined by the Board of Directors. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. In addition, there are two deferred profit–sharing plans for those employees that are covered by collective bargaining agreements.

Under the profit sharing provisions of the Retirement Plan, the Company may make an additional employer contribution as determined by the Board of Directors each year. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. It is the Company's intent that employer contributions under the profit sharing provisions of the Retirement Plan are to be made only if there are sufficient profits to do so. Profit sharing contributions are allocated among the accounts of participants in the proportion that their annual compensation bears to the aggregate annual compensation of all participants. All employee contributions to the Retirement Plan are 100% vested. Company contributions are vested in accordance with a schedule that generally provides for vesting after six years of service with the Company (any non–vested amounts that are forfeited by participants are used to reduce the following year’s contribution by the Company).

The Company recorded retirement plan expense for the 401(k) match and the discretionary contribution of $5.7 million, $7.9 million, and $7.1 million for the years ended September 30, 2002, 2001 and 2000, respectively.

(18)   Loss on Impairment of Assets and Other Charges

Fiscal 2002

In connection with the Company’s change in strategic direction and objectives, the Company incurred $4.9 million of asset impairment charges consisting of the write–down in carrying value of two idle eldercare real estate properties and the exit of an internet–based business–to–business joint–venture partnership. See note 5 –“Strategic planning, severance and other related costs”.

Back to Index

During the year ended September 30, 2002, the Company recorded $4.3 million of debt restructuring and reorganization costs, of which $2.6 million related to post confirmation liabilities payable to the United States Trustee related to Chapter 11 cases that remained open. With the exception of three open cases, all other Chapter 11 cases were closed in July 2002. The remaining $1.7 million represents a post confirmation charge resulting from a settlement reached with the lender of a pre–petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh–start balance sheet.

Fiscal 2001

During the twelve months ended September 30, 2001, the Company recorded costs in connection with certain uncollectible receivables, insurance related costs and other charges, and debt restructuring and reorganization costs. The following table and discussion provides additional information on these charges to continuing operations (in thousands):

2001

Notes receivable, advances, and trade receivables, due from affiliated businesses formerly owned or managed deemed uncollectible	$30,048
Uncollectible trade receivables	39,249
Self-insured and related program costs	15,110
Other charges	17,231

Total uncollectible receivable, insurance related and other charges (included in other operating expenses)	$101,638

Debt Restructuring and Reorganization Costs:
Professional, bank and other fees	$59,393
Employee benefit related costs, including severance	16,786
Exit costs of terminated businesses	5,877
Fresh start valuation adjustments	1,001,351

Total debt restructuring and reorganization costs	$1,083,407

Uncollectible receivable, insurance related costs and other charges included in other operating expenses

In fiscal 2001, the Company performed periodic assessments of the collectibility of amounts due from certain affiliated businesses in light of the adverse impact of PPS on their liquidity and profitability. As a result of our assessment, the carrying value of notes receivable, advances and trade receivables due from affiliates was written down by $30 million.

In fiscal 2001, the Company performed a re–evaluation of its allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables. Management believed that such deterioration in the agings were due to several prolonged negative factors related to the operational effects of the bankruptcy filings such as personnel shortages and the time demands required in normalizing relations with vendors and addressing a multitude of bankruptcy issues. As a result of this re–evaluation, the Company determined that an increase in the allowance for doubtful accounts of $39.2 million was necessary.

In fiscal 2001, as a result of adverse claims development we re–evaluated the levels of reserves established for certain self–insured health and workers’ compensation benefits and other insurance related programs. These charges were $15.1 million.

In addition, the Company incurred charges of $17.2 million during fiscal 2001, principally related to contract and litigation matters and settlements, and certain other charges.

Debt restructuring and reorganization costs

During the twelve months ended September 30, 2001, the Company incurred $1,083.4 million of legal, bank, accounting, fresh–start valuation adjustments and other costs in connection with its debt restructuring and the Chapter 11 cases. Of these charges, $59.4 million is attributed to professional, bank and other fees and $16.8 million pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In addition, the Company incurred $5.9 million of costs associated with exiting certain terminated businesses. Fresh–start valuation adjustments of $1,001.4 million were recorded pursuant to the provisions of SOP 90–7, which require entities to record their assets and liabilities at fair value. The fresh–start valuation adjustments are principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values.

Back to Index

Fiscal 2000

During fiscal 2000, the Company recorded charges in connection with the Multicare joint venture restructuring, the impairment of long–lived assets and other impairments, charges, debt restructuring and reorganization costs. The following table and discussion provides additional information on these charges to continuing operations (in thousands):

2000

Multicare joint-venture restructuring	$420,000

Impairment of long-lived assets	$234,009
Exit costs and write-off of unrecoverable assets of six eldercare centers closed or leases terminated	28,363
Investments in information system development abandoned in fiscal 2000	19,200
Uncollectible trade and notes receivable due to customer bankruptcy or other liquidity issues	41,955
Other charges, including third party appeal issues and other cost settlement balances deemed uncollectible and insurance related adjustments	51,181

Total asset impairments and other charges (included in other operating expenses)	$374,708

Professional bank and other costs in connection with the Company’s amended senior bank credit facility and the filings under Chapter 11	$29,935
Interest rate swap termination charge	28,331
Employee benefit related costs	4,529

Total debt restructuring and reorganization costs	$62,795

Multicare joint–venture restructuring

As discussed in note 5 –“Significant Transactions and Events – Multicare Joint Ventures Restructuring”, in connection with the restructuring transaction in the first fiscal quarter of 2000, the Company recorded a non–cash charge of $420 million representing the estimated cost to terminate a put option in consideration for the issuance of certain redeemable preferred stock. The cost to terminate the put option was estimated based upon our assessment that no incremental value was realized by Genesis as a result of the changes in the equity ownership structure of Multicare brought about by the restructuring of the Multicare joint venture.

Asset impairments and other charges

During 2000, in connection with the Company’s budget preparations for the forthcoming year and in accordance with SFAS No. 121, management reviewed the current and projected undiscounted cash flows of the Company’s eldercare centers and its NeighborCare pharmacy businesses. This review indicated that the assets of certain eldercare centers were impaired. The fair market value of businesses deemed potentially impaired were then estimated and compared to the carrying values of the long–lived assets. Any excess long–lived asset carrying value over the estimated fair value was written–off. Fair value was estimated using a per bed value determined by Company management. The total loss for SFAS No. 121 impairments of $234 million was associated with 49 eldercare centers. No impairment charge was assessed on the long–lived assets of the NeighborCare pharmacy businesses. The impairment charge recorded resulted in the write–off of $185 million of goodwill and a write–down of $34.6 million of property, plant and equipment.

Back to Index

During fiscal 2000, the Company closed or terminated the leases of six underperforming eldercare centers with 842 combined beds. As a result, a charge of $28.4 million was recorded to account for certain impaired and abandoned assets of these eldercare centers.

As a result of the Company’s Chapter 11 bankruptcy filing and curtailment in funding availability, the Company assessed the recoverability of our investment in certain information systems developed internally for the operating needs of our institutional pharmacy and infusion therapy businesses. The Company’s assessment determined that $19.2 million of the carrying value of our investment in these systems was unrecoverable through estimated future product sales to third parties and future operating efficiencies.

During fiscal 2000, the Company performed periodic assessments of the collectibility of amounts due from certain current and former customers in light of the adverse impact of PPS on their liquidity and profitability. In certain cases, customers filed for protection under Chapter 11 of the Bankruptcy Code. As a result of the Company’s assessment, the carrying value of notes receivable, advances and trade receivables due from these customers was written down by $42 million.

The Company performed an assessment of the collectibility of certain aged amounts due from third party payors and concluded that $12.5 million was unrecoverable. In addition, as a result of adverse claims development we reevaluated the levels of reserves established for certain self-insured and other programs, including workers’ compensation and general liability insurance, resulting in a charge of $35.2 million.

Debt restructuring and reorganization costs

During the third fiscal quarter of 2000, the Company began discussions with its lenders under the then existing Genesis and Multicare credit facilities to revise our capital structure. During the discussion period, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare credit facilities or certain scheduled interest payments under certain of the Genesis and Multicare senior subordinated debt agreements. On June 22, 2000, Genesis and Multicare filed for voluntary relief under Chapter 11 of the Bankruptcy Court. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, the Company incurred legal, bank, accounting and other costs of $29.9 million. As a result of the nonpayment of interest under certain debt agreements, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and asserted a $28.3 million obligation. In addition, as a result of the Company’s restructuring and Chapter 11 cases the Company incurred costs of $4.5 million for certain salary and benefit related costs, principally for a court approved special recognition program.

(19)   Commitments and Contingencies

Financial Commitments

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee losses.

The Company has posted $0.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on the Company’s balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

The Company has extended $7.4 million in working capital lines of credit to certain jointly owned and managed companies, of which $5.0 million were unused at September 30, 2002. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

The Company is a party to joint venture partnerships whereby its ownership interests are 50% or less of the total capital of the partnerships. Genesis accounts for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with the Company’s. The carrying value of the Company’s investment in joint ventures is $14.1 million and $12.5 million at September 30, 2002 and 2001, respectively. The Company’s share of the income (loss) of the partnerships for the years ended September 30, 2002, 2001 and 2000 was $1.6 million, $(10.2) million and $(2.4) million, respectively. Although Genesis is not contractually obligated to fund operating losses of these partnerships, in certain cases, it has extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third–parties. The Company has provided $11.5 million of financial guarantees related to loan commitments of four jointly owned and managed companies. The Company has also provided $11.3 million of financial guarantees related to lease obligations of one jointly–owned and managed company that operates four eldercare centers. The guarantees are not recorded as liabilities on the Company’s balance sheet unless it is required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter–parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Back to Index

Legal Proceedings

The Company is a party to litigation arising in the ordinary course of business. With exception to the discussion which follows, the Company does not believe the results of such litigation, even if the outcome is unfavorable, would have a material adverse effect on the Company’s financial position.

As of the end of the prior fiscal year, the Company was engaged in multiple legal and arbitration proceedings with HCR Manor Care and certain of its affiliates in connection with certain pharmacy services agreements. These matters were settled in fiscal 2002 as discussed in note 5 – “Significant Transactions and Events”.

U.S. ex rel Scherfel v. Genesis Health Ventures et al.

In this action, brought in United States District Court for the District of New Jersey on March 16, 2000, the plaintiff alleges that a pharmacy purchased by NeighborCare failed to process Medicaid credits for returned medications. The allegations are vaguely alleged for other jurisdictions. While the action was under seal in United States District Court, the Company fully cooperated with the Department of Justice’s evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The U.S. District court action is no longer under seal but remains administratively stayed pending resolution of the bankruptcy issues.

The plaintiff filed a proof of claim in the Company’s bankruptcy proceedings initially for approximately $650 million and more recently submitted an amended claim in the amount of approximately $325 million. The Company believes the allegations have no merit and have objected to the proof of claim. In connection with an estimation of the proof of claim in the bankruptcy proceeding, the Company filed a motion for summary judgment urging that the claim be estimated at zero. On or about January 24, 2002, the bankruptcy court granted the Company’s motion and estimated the claim at zero. On or about February 11, 2002, the plaintiff appealed the bankruptcy court’s granting of summary judgment to the U.S. District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the U.S. District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the U.S. District Court, the assets previously reserved for the plaintiff’s claim were distributed in accordance with the plan of reorganization. A hearing on the merits of the appeal was held by teleconference on or about November 11, 2002, and a final decision from the U.S. District Court is pending.

(20)   Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at September 30, 2002 and 2001 consist of the following (in thousands):

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and equivalents	$148,030	$148,030	$32,139	$32,139
Restricted investments in marketable securities	86,147	86,147	51,625	51,625
Accounts receivable, net	369,969	369,969	399,816	399,816
Accounts payable	56,244	56,244	46,429	46,429
Debt, excluding capital leases	679,402	696,351	644,509	658,963
Pay fixed / receive variable interest rate swap	(4,454)	(4,454)	–	–
Interest rate cap	398	398	–	–

The carrying value of cash and equivalents, net accounts receivable and accounts payable is equal to its fair value due to their short maturity. The Company’s restricted investments in marketable securities are carried at fair value.

Back to Index

The fair value of debt, excluding capital leases, is computed using discounted cash flow analysis, based on the Company’s estimated incremental borrowing rate at the end of each fiscal period presented.

The fair values of interest rate swap and cap agreements were determined using confirmations from third–party financial institutions.

(21)   Assets Held for Sale and Discontinued Operations

On September 30, 2001, the Company adopted the provisions of SFAS 144. Under SFAS 144, discontinued businesses or assets held for sale are removed from the results of continuing operations. During fiscal 2002, the Company classified its ambulance business, all eldercare centers located in the states of Wisconsin and Illinois, five eldercare centers in other states and one medical supply distribution site as either held for sale or closed. The results of operations in the current and prior year periods, along with any costs to exit such businesses in the current year period, have been classified as discontinued operations in the consolidated statements of operations. Businesses sold or closed prior to the Company’s adoption of SFAS 144 continue to be reported in the results of continuing operations.

We intend to sell our assets held for sale within the next year and, accordingly, have classified the $46.1 million carrying value as a current asset in the consolidated balance sheet.

The following table sets forth the components of income (loss) from discontinued operations for the fiscal periods presented (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Net operating income (loss) of discontinued businesses	$541	$(15,085)	$7,720
Loss on discontinuation of businesses	(6,487)	–	–
Income tax (expense) benefit	2,319	–	(3,012)

Income (loss) from discontinued operations, net of taxes	$(3,627)	$(15,085)	$4,708

The loss on discontinuation of businesses includes the write–down of assets to estimated net realizable value.

Back to Index

(22)   Segment Information

The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization. The Company has two reportable segments: (1) inpatient services and (2) pharmacy services.

The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at the 187 eldercare centers which the Company owns or leases. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The Company provides pharmacy services through its NeighborCare pharmacy subsidiaries. Included in pharmacy service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 59 institutional pharmacies and 22 medical supply and home medical equipment distribution centers located in its various market areas. In addition, the Company operates 31 community–based pharmacies which are located in or near medical centers, hospitals and physician office complexes. 92% of the sales attributable to all pharmacy operations are generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

The Company’s capital costs in the following segment information (depreciation and amortization, lease expense, and interest), as well as minority interests and preferred dividends for the year ended September 30, 2002 reflect the provisions of the Plan and the impact of fresh–start reporting. These costs for periods prior to the Company’s emergence from bankruptcy generally were recorded based on historical costs or contractual agreements and do not reflect the provisions of the Plan. Accordingly, capital costs of the Successor Company for the year ended September 30, 2002 are not comparable to those of the Predecessor Company in prior years.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “All other services” category of revenues and operating income represents operating information of business units below the prescribed quantitative thresholds. These business units derive revenues from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. The “Corporate” category consists of the Company’s general and administrative function, for which there is generally no revenue generated. The “Other adjustments” category consists of charges that have not been allocated to our reportable segments or the “All other services” or “Corporate” categories. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of our reportable and non–reportable segments.

Back to Index

	Successor Company	Predecessor Company

(in thousands)	2002	2001 (1)	2000 (1)

Revenues:
Inpatient services – external	$1,330,993	$1,255,525	$1,227,250
Pharmacy services:
External	1,123,854	1,036,245	949,829
Intersegment	100,502	98,122	99,929
All other services:
External	168,832	160,401	150,548
Intersegment	172,160	194,323	186,746
Elimination of intersegment revenues	(272,662)	(292,445)	(286,675)

Total net revenues	2,623,679	2,452,171	2,327,627

Operating income (loss) (2):
Inpatient services	170,193	144,873	159,770
Pharmacy services	112,328	100,571	88,949
All other services	47,092	44,780	27,653
Corporate	(74,200)	(62,126)	(51,259)
Other adjustments (3)	(26,015)	(101,638)	(374,708)

Total operating income (loss)	229,398	126,460	(149,598)

Capital and other:
Consolidated:
Gain from arbitration award and other legal settlements	23,768	–	–
Net loss on sale of eldercare centers	–	(540)	(7,922)
Multicare joint venture restructuring	–	–	(420,000)
Depreciation and amortization	(63,102)	(104,394)	(114,346)
Lease expense	(27,716)	(35,011)	(37,852)
Interest expense	(47,963)	(118,552)	(202,858)
Debt restructuring and reorganization costs	(4,270)	(1,083,407)	(62,795)
Income tax (provision) benefit	(32,463)	–	30,179
Equity in net income (loss) of unconsolidated affiliates	1,579	(10,213)	(2,407)
Minority interests	(2,838)	23,456	132,444
Preferred stock dividends	(2,599)	(45,623)	(42,596)

Income (loss) from continuing operations	73,794	(1,247,824)	(877,751)
Income (loss) from discontinued operations, net of taxes	(3,627)	(15,085)	4,708
Extraordinary item, net of taxes	–	1,509,918	–
Cumulative effect of accounting change, net of taxes	–	–	(10,412)

Net income (loss) attributed to common shareholders	$70,167	$247,009	$(883,455)

Back to Index

	Successor Company

(in thousands)	September 30, 2002	September 30, 2001 (1)

Assets:
Inpatient services (4)	$945,047	$973,476
Pharmacy services	677,032	686,361
All other	367,416	179,383

	$1,989,495	$1,839,220

(1)	The September 30, 2001 and 2000 periods were restated to conform to the current period presentation which includes direct overhead costs that support the inpatient services segment. The summary segment information for pharmacy services has historically included direct overhead costs. In accordance with our adoption of SFAS 144, all segments were restated to remove discontinued businesses from the results of continuing operations for the periods ended September 30, 2001 and September 30, 2000.

(2)	Operating income is defined as income after operating expenses as they appear on the Company’s consolidated statements of operations and is calculated by subtracting salaries, wages and benefits, cost of sales, other operating expenses and strategic planning, severance and other related costs from net revenues.

(3)	For a description of the other adjustments in fiscal 2002 see note 5 –“Significant Transactions and Events – Strategic Planning, Severance and Other Related Costs”, and for other adjustments in fiscal 2001 and 2000, see note 18 –“Loss on Impairment of Assets and Other Charges”.

(4)	Assets of the inpatient services segment at September 30, 2002 include $46.1 million of assets held for sale. See note 21 –“Assets Held for Sale and Discontinued Operations”.

(23)   Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the years ended September 30, 2002, 2001 and 2000 (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Net income (loss) attributed to common shareholders	$70,167	$247,009	$(883,455)
Unrealized (loss) gain on marketable securities	647	1,981	(1,361)
Net change in fair value of interest rate swap and cap agreements	(2,474)	–	–

Total comprehensive income (loss)	$68,340	$248,990	$(884,816)

(24)   Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and caps, to manage changes in market conditions related to debt obligations. As of September 30, 2002, the Company has a $75 million swap maturing on September 13, 2005, to receive fixed (3.1%) / pay variable (one month LIBOR) and a $125 million swap maturing on September 13, 2007, to receive fixed (3.77%) / pay variable (one month LIBOR). In addition, the Company has a $75 million cap maturing on September 13, 2004. The interest rate cap pays interest to the Company when LIBOR exceeds 3%. The amount paid to the Company is equal to the notional principal balance of $75 million multiplied by (LIBOR minus 3%) in those periods in which LIBOR exceeds 3%. We purchased the interest rate cap for $0.7 million which is being amortized to interest expense over the two year term of the agreement.

Based upon confirmations from third party financial institutions, the fair value of the interest rate swap agreements and the cap are ($4.4) million and $0.4 million, respectively, at September 30, 2002.

Back to Index

The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified to earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap and cap agreements are included in interest expense. During fiscal 2002, $2.5 million of after tax net unrealized losses related to interest rate swap and caps was recorded in accumulated other comprehensive income (loss). As of September 30, 2002, $4.0 million has been classified in other long term liabilities in the consolidated balance sheet related to cash flow hedges. The counterparties to the above derivative agreements are major international banks.

(25)   Subsequent Event

On July 28, 2002, Genesis entered into an agreement and plan of merger (the “Merger Agreement”) with NCS HealthCare, Inc. (“NCS”), pursuant to which NCS was to become a wholly-owned subsidiary of Genesis (the “NCS Transaction”). NCS provides institutional pharmacy services in 36 states.

Under the terms of the Merger Agreement, each share of NCS class A and class B common stock were to be converted into 0.1 of a share of Genesis common stock. In connection with the NCS Transaction, two NCS stockholders holding approximately 65% of the voting power of NCS entered into voting agreements with Genesis and NCS (“Voting Agreements”) in which they agreed to vote all of their shares of NCS class A and class B common stock in favor of the Merger Agreement and against certain other actions specified in the Voting Agreements.

Since the Merger Agreement was entered into, Omnicare, Inc. made a cash tender offer for the NCS shares, at a price per share of $3.50 in cash. In addition, seven separate lawsuits (one of which was filed by Omnicare) were filed alleging in general that certain officers and directors of NCS breached their fiduciary duties to the NCS stockholders by entering into the Merger Agreement and the Voting Agreements, and sought to invalidate the Voting Agreements and enjoin the merger.

On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior determinations of the Court of Chancery, entered an order preliminarily enjoining the consummation of the NCS Transaction pending further proceedings.

On December 15, 2002, Genesis entered into a termination and settlement agreement with Omnicare whereby Genesis agreed to terminate the Merger Agreement and Omnicare agreed to pay to the Company $22 million. In addition, Genesis and Omnicare each agreed to release the other from any claims arising from the Merger Agreement and not commence any actions against one another in connection with the Merger Agreement. The Company will recognize a gain in the first quarter of fiscal 2003, representing the $22 million break–up fee less the costs incurred in connection with the NCS Transaction.

Back to Index

(26)   Quarterly Financial Data (Unaudited)

The Company's unaudited quarterly financial information is as follows (in thousands):

	Total Net Revenues	Income (Loss) from Continuing Operations	Net Income (Loss) Attributed to Common Shareholders	Diluted Income (Loss) Per Common Share from Continuing Operations	Diluted Net Income (Loss) Per Common Share

(Successor Company)
Quarter ended:
December 31, 2001	$638,927	$15,204	$15,599	$0.37	$0.38
March 31, 2002	653,594	27,835	24,943	0.66	0.59
June 30, 2002	660,767	18,306	17,453	0.44	0.42
September 30, 2002	670,391	12,449	12,172	0.30	0.29

(Predecessor Company)
Quarter ended:
December 31, 2000	$599,928	$(34,057)	$(32,811)	$(0.70)	$(0.67)
March 31, 2001	601,457	(36,248)	(36,723)	(0.75)	(0.75)
June 30, 2001	620,788	(29,014)	(28,291)	(0.60)	(0.58)
September 30, 2001	629,998	(1,148,505)	344,834	(23.61)	7.09

Earnings (loss) per share was calculated for each three–month and the twelve–month period on a stand–alone basis. As a result, the sum of the diluted earnings (loss) per share for the four quarters does not equal the loss per share for the twelve months.

Back to Index

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our non–employee directors.

Name	Age	Committees of the board of directors

James H. Bloem	52	Audit Committee, Compliance Committee
James E. Dalton, Jr.	60	Executive Committee, Compliance Committee
James D. Dondero	40	Audit Committee, Executive Committee
Dr. Philip P. Gerbino	55	Audit Committee, Compensation Committee
Joseph A. LaNasa III	33	Compensation Committee, Executive Committee

James H. Bloem has served as our director since October 2, 2001. Mr. Bloom is senior vice president and chief financial officer of Humana, Inc. and is responsible for developing business growth strategies and supervising all accounting, actuarial, financial, tax, risk management, treasury, and investor relations activities. Previously, Mr. Bloem has served as executive vice president, then as president of the personal care division of Perrigo Company, the nation’s largest manufacturer of over–the–counter pharmaceuticals, personal care, and nutritional products for the store brand market. Mr. Bloem's experience also includes independent financial and business consulting and a law partnership with a specialization in taxation and corporate practice. Mr. Bloem holds a Law degree from Vanderbilt University and a Masters of Business Administration degree from Harvard Business School. He is also a certified public accountant and serves as director of several corporate and educational boards. Mr. Bloem is a member of the board of directors of the following companies: Bissell, Inc., Nutramax Products, Inc., Van Eerden Company, and Imperial Graphics, Inc.

James E. Dalton has served as our director since October 2, 2001. Mr. Dalton’s extensive management experience includes senior management positions with several national healthcare organizations including Quorum Health Group, Inc., HealthTrust Inc. and Humana and with hospitals in Virginia and West Virginia. He serves on the board of directors of a number of health care organizations and serves on the board of trustees of Universal Health Realty Income Trust, and the American Hospital Association. He is a Fellow of the American College of Healthcare Executives and past chairman of the Federation of American Hospitals. He holds a Bachelor's degree in Economics from Randolph–Macon College and a Master’'s degree in Hospital Administration from the Medical College of Virginia. Mr. Dalton is a member of the board of directors of the following companies: Triad Hospitals, Inc., AmSouth Bancorporation, U.S. Oncology, Inc., Select Medical, Inc., and Universal Health Realty Income Trust.

James D. Dondero has served as our director since October 2, 2001. Mr. Dondero is president of Highland Capital Management, LP where he has facilitated growth through the creation of 19 separate portfolios holding in excess of $8 billion. Formerly, Mr. Dondero served as chief investment officer of Protective Life Insurance Company’s GIC subsidiary from 1989 to 1993. His portfolio management experience includes mortgage–backed securities, investment grade corporates, leveraged bank loans, emerging markets, derivatives, preferred stocks and common stocks. Mr. Dondero is a certified public accountant, chartered financial analyst, a certified management accountant and a member of the NYSSA. He completed his financial training at Morgan Guaranty Trust Company and is a graduate of the University of Virginia with degrees in Accounting and Finance. Mr Donero is a member of the board of directors of Motient Corporation.

Dr. Philip P. Gerbino has served as our director since March 16, 2000. Dr. Gerbino is president of the University of the Sciences in Philadelphia, which includes the Philadelphia College of Pharmacy, and has been part of the faculty and administration of that institution for over 25 years. In addition, he is a national leader in the pharmacy field and has served as president of the American Pharmaceutical Association, president of the APhA Academy of Pharmacy Practice, member of the U.S. Pharmacopeial Advisory Panel on Geriatrics and as chair of the Commission for Certification in Geriatric Pharmacy. Dr. Gerbino holds a Bachelor of Science degree in Pharmacy and a Doctor of Pharmacy degree from the Philadelphia College of Pharmacy and Science. Dr. Gerbino is a member of the board of directors of Arrow Prescription Centers and Health ATOZ.

Back to Index

Joseph A. LaNasa III has served as our director since October 2, 2001. Mr. LaNasa is a managing director of Goldman Sachs & Co., where he runs its Special Situations Investing Group which analyzes and invests in the debt of financially troubled companies. Prior to joining Goldman Sachs, he worked as an attorney at Wachtell, Lipton, Rosen & Katz and before that he clerked for the honorable Adrian Duplantier in federal district court in the Eastern District of New Orleans. He graduated magna cum laude from Harvard Law School and summa cum laude from Georgetown University’s School of Foreign Service.

At present, our board of directors consists of six members and is not classified.

At the first meeting of shareholders for the election of directors following the effective date of our articles of incorporation (October 2, 2001) the board of directors will be divided into three classes, class I, class II and class III, which will be as nearly equal in number as possible. Each director will serve for a term ending on the date of the third annual meeting following the annual meeting at which the director was elected; provided, however, that each director in class I will hold office until the first annual meeting of shareholders following the meeting at which the director was elected; each director in class II will hold office until the second annual meeting of shareholders following the meeting at which the director was elected; and each director in class III will hold office until the third annual meeting of shareholders following the meeting at which the director was elected.

Pursuant to our bylaws as amended, the board of directors, after an initial one year term following the effectiveness of our joint plan of reorganization, which became effective on October 2, 2001, will consist of not less than six nor more than 11 directors as may be established from time to time by a majority vote of the directors in office. Our articles of incorporation provide that the number of directors fixed in the bylaws may be changed only by receiving the affirmative vote of the holders of at least 80% of all the shares then entitled to vote on the change, or 75% of the directors in office at the time of vote.

When the number of directors is changed, any increase or decrease in the number of directorships will be apportioned among the classes so as to make all classes as nearly equal in number as possible.

Each director serves until his or her successor is elected and qualified or until his death, retirement, resignation, or removal. Should a vacancy occur or be created, whether arising through death, resignation, retirement or removal of a director, the vacancy will be filled by a majority vote of the remaining directors. A director so elected to fill a vacancy will serve for the remainder of the present term of office of the class to which he or she was elected.

For information regarding our executive officers, see “Executive Officers of the Registrant.”

Reorganization

Mr. Fish served on the board of directors at the time of our emergence from bankruptcy and was subsequently appointed to replace Mr. Walker as interim chief executive officer. Mr. Fish was named interim chairman of the board upon Mr. Walker’s resignation from that position. All other executive officers set forth under “Executive Officers of the Registrant,” were employed by us either prior to or during our Chapter 11 bankruptcy proceedings. Mr. Walker and Dr. Gerbino were members of our board of directors either prior to or during our Chapter 11 bankruptcy proceedings. See “Business – Reorganization” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish us with copies o f all Section 16 (a) forms they file.

To our knowledge, based solely on review of the copies of such reports submitted to us with respect to the fiscal year ended September 30, 2002, all Section 16 (a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that Marilyn G. Wood filed a late report on Form 4.

Back to Index

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation			Long Term Compensation		All Other Compensation ($) (1)
Name and Position with the Company	Fiscal Year	Salary ($) (2)	Bonus ($) (4)	Restricted Stock Awards ($) (3)	Securities underlying Options/ SARs (5)
Robert H. Fish Interim Chief Executive Officer	2002	$ 274,615	$ 70,833	$ –	25,000	$ –

George V. Hager, Jr. Executive Vice President and Chief Financial Officer	2002 2001 2000	$ 398,078 350,000 356,637	$ 35,000 274,875 –	$1,524,750 – –	75,000 – –	$ 601,698 1,700 2,275

Robert A. Smith President, NeighborCare Pharmacy	2002 2001 2000	$ 310,003 232,281 187,872	$ 91,800 57,700 –	$ 304,950 – –	50,000 – –	$ 1,700 76,219 8,561

Robert A. Reitz President, MidAtlantic Eldercare Region	2002 2001 2000	$ 289,620 252,990 252,858	$ 85,239 30,359 –	$ 254,125 – –	35,000 – –	$ 1,700 1,700 1,685

Michael R. Walker (former) Chairman and Chief Executive Officer	2002 2001 2000	$ 574,808 750,000 721,154	$ 485,000 883,813 –	$ 3,049,500 – –	225,000 – –	$5,101,700 1,700 4,525

Richard R. Howard (former) Vice Chairman	2002 2001 2000	$ 500,000 500,000 505,824	$ 40,000 392,250 –	$ 1,524,750 – –	75,000 – –	$ 320,008 – 3,400

David C. Barr (former) Vice Chairman	2002 2001 2000	$ 375,000 500,000 502,139	$ 40,000 392,250 –	$ 1,524,750 – –	75,000 – –	$ 3,738,364 1,700 2,875

Marc D. Rubinger (former) Senior Vice President Business Services	2002 2001 2000	$ 344,018 272,537 244,663	$ 36,080 29,720 –	$ 203,300 – –	35,000 – –	$ 1,623,090 1,700 1,723

(1)	Includes severance pay, cash surrender value of life insurance, and note forgiveness as well as our matching contribution under the 401(k) Retirement Plan and Non Qualified Deferred Compensation Plan. Mr. Howard received $320,008 of note forgiveness. Mr. Hager received $599,998 of note forgiveness and $1,700 of 401(k) matching compensation. Mr. Smith received $1,700 of 401(k) matching compensation. Mr. Reitz received $1,700 of 401(k) matching compensation. Mr. Walker received severance pay and 401(k) matching compensation in the amount of $5,100,000 and $1,700, respectively. Mr. Barr received note forgiveness, severance, surrender value of insurance, and 401(k) matching compensation in the amounts of $1,938,338, $1,500,000, $298,326, and $1,700, respectively. Mr. Rubinger received note forgiveness, severance, and 401(k) matching compensation in the amounts of $1,015,122, $606,268, and $1,700, respectively.

(2)	Includes compensation deferred under the 401(k) Retirement Plan, Non Qualified Deferred Compensation Plan and other arrangements with us. Other payments made by us under the 401(k) Retirement Plan, Non Qualified Deferred Compensation Plan and other arrangements with us are not included.

(3)	Restricted stock grants were authorized by the board of directors on October 2, 2001 and vest quarterly over a five year period beginning January 1, 2002. Our common stock market value as of October 2, 2001 was $20.33 per share. On Septermber 30, 2002, the value of the aggregate restricted stock grants made to Messrs. Hager, Smith, Reitz, Walker, Howard, Barr and Rubinger was $246,600, $49,320, $41,100, $0, $246,600, $0 and $0, respectively. Our common stock market value as of September 30, 2002 was $16.44 per share.

Back to Index

(4)	In 2002, Mr. Fish received a sign-on bonus. In 2002, Mr. Smith received a performance bonus and a bankruptcy court approved special recognition bonus in the amounts of $75,000 and $16,800, respectively. In 2002, Mr. Reitz received a performance bonus and a bankruptcy court approved special recognition bonus in the amounts of $65,000 and $20,239, respectively. In 2002, Mr. Rubinger received a performance bonus and a bankruptcy court approved special recognition bonus in the amounts of $15,000 and $21,080, respectively. All other amounts in 2002 reflect performance bonuses.

In 2001, Mr. Walker deferred the receipt of his emergence bonus ($812,812) and the performance bonus ($71,000) into the Non Qualified Deferred Compensation Plan. Mr. Barr deferred the receipt of his emergence bonus ($361,250) and the performance bonus ($31,000) into the Non Qualified Deferred Compensation Plan. Mr. Hager deferred the receipt of 50% of his emergence bonus ($137,437) and 50% of his cash bonus ($11,000) into the Non Qualified Deferred Compensation Plan. Mr. Howard received an emergence bonus of $361,250 which was not deferred.

(5)	Includes options forfeited by Messrs. Walker and Barr in the amount of 225,000 and 75,000, respectively.

Directors Compensation

Each director who is not our employee receives an annual fee of $25,000 for serving as a director and $1,500 for each day during which he participates in a meeting of our board of directors and, if on a separate day, $1,000 for each day during which he participates in a meeting of a committee of our board of directors of which he is a member.

Employment Agreements

The amended employment agreements of Michael R. Walker as our chairman and chief executive officer, and Richard R. Howard and David C. Barr as our vice chairmen have been terminated.

An employment agreement was entered into with Robert H. Fish, our interim chief executive officer, effective May 28, 2002, which originally expired on November 30, 2002, but was extended beyond November 30, 2002, on a month to month basis. The base salary of Mr. Fish is $850,000 on an annual basis and Mr. Fish received a $70,833 sign-on bonus. Both parties may terminate the employment agreement for any reason. If Mr. Fish’s employment is terminated by us without cause, he is entitled to his base salary that would have been payable to him for the remainder of his employment term had such termination not occurred.

George V. Hager, Jr., as our executive vice president and chief financial officer, entered into an amended employment agreement effective October 2, 2001. The agreement currently expires on October 2, 2005. Unless notice of non–renewal is given by two–thirds of the non–management members of the board of directors, the current terms of the agreement shall automatically extend an additional year beginning on the anniversary thereof in 2003. The annual base salary of Mr. Hager currently is $400,000, and is reviewable by our board of directors at least annually. The agreement may be terminated by us at any time for Cause (as defined in the employment agreement) upon the vote of not less than two–thirds of the non–management membership of our board of directors. Mr. Hager may terminate his employment agreement upon notice to us of the occurrence of certain events, including an election by us not to renew the term of the agreement, as described above. If Mr. Hager terminates his employment following a change in control, he is entitled to receive, among other things, accrued bonuses and severance pay three times his termination base salary, plus three times his average incentive compensation award, subject to the terms of the employment agreement. Upon a change in control, stock options granted to Mr. Hager immediately and fully vest and restricted stock awarded to him immediately and fully vest. In the event that we terminate Mr. Hager’s agreement without Cause, or he terminates his employment agreement as described in the preceding sentence, he is entitled to severance compensation equal to three years base salary, plus the cash bonuses granted during such period. If Mr. Hager becomes disabled, he will continue to receive all of his compensation and benefits so long as such period of disability does not exceed 6 consecutive months or shorter periods aggregating 6 months in any 12 month period. Mr. Hager’s employment agreement also contains provisions that are intended to limit him from competing with us throughout the term of the agreement and for a period of two years thereafter.

We have employment contracts with other key executives. The terms of the contracts consider base compensation, incentive compensation, severance, and non–compete provisions. These contracts expire over periods from May 5, 2003, to October 2, 2004.

Transition Agreements

In fiscal 2002 we announce the resignation of Michael R. Walker as our Chief Executive Officer. In connection with his transition agreement, Mr. Walker received $5.1 million of severance, incentive compensation of $0.4 million and life insurance and other related benefits of $0.1 million. In addition, we expensed $2.7 million related to Mr. Walker’s unvested restricted shares of common stock under the 2001 Stock Incentive Plan, which vested upon his resignation. Mr. Walker continues to receive consulting fees of $0.4 million through December 2002.

Back to Index

In fiscal 2002 we announced that David C. Barr had resigned as our Vice Chairman. In connection with his transition agreement, Mr. Barr received $1.5 million of severance and life insurance and other related benefits of $0.5 million. In addition, we expensed $1.4 million related to Mr. Barr’s unvested restricted shares of common stock under the 2001 Stock Incentive Plan, which vested upon his resignation.

Effective October 28, 2002, we entered into a voluntary separation agreement with Richard R. Howard, our Vice Chairman. Under the agreement, Mr. Howard received $2.8 million of severance, incentive compensation of $0.3 million and life insurance and other related benefits of $0.3 million. In addition, we expensed $1.3 million related to Mr. Howard’s unvested restricted shares of common stock under the 2001 Stock Incentive Plan, which vested upon his resignation.

Messrs. Walker, Barr and Howard’s agreements each have customary non–compete clauses in effect from the date of transition or separation.

2001 Stock Incentive Plan

On October 2, 2001, our board of directors authorized the issuance of 750,000 shares of restricted common stock to certain of our senior officers. These shares vest and are issued quarterly over a five–year period, which commenced on February 28, 2002 and will end on October 1, 2006. Upon the resignation of Messrs. Walker and Barr, 202,500 shares of restricted common stock vested immediately. Upon the termination of Mr. Rubinger, 8,500 shares of restricted common stock vested immediately and upon the resignation of Mr. Howard, 60,000 shares of restricted common stock vested immediately. At September 30, 2002, 393,825 shares of restricted common stock remain unvested and issuable through October 1, 2006.

2001 Stock Option Plan

The purpose of our 2001 Stock Option Plan is to provide additional incentive to officers, other key employees, and directors of, and important consultants to us and each present or future parent or subsidiary corporation, by encouraging them to invest in shares of our common stock, par value $0.02 and thereby acquire a proprietary interest in us and an increased personal interest in our continued success and progress.

The aggregate number of shares of our common stock that may be issued under our 2001 Stock Option Plan is 3,480,000. Notwithstanding the foregoing, in the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what our compensation committee of the board of directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under our 2001 Stock Option Plan shall be appropriately adjusted in a manner determined in the sole discretion of the compensation committee. Reacquired shares of our common stock, as well as unissued shares, may be used for the purpose of our 2001 Stock Option Plan. Our common stock subject to options which have terminated unexercised, either in whole or in part, shall be available for future options granted under our 2001 Stock Option Plan. As of October 1, 2002, 2,751,000 stock options have been awarded of which 2,506,000 stock options were awarded to employees, 175,000 stock options were awarded to non–employee directors and 70,000 stock options were awarded to non–employee consultants.

All of our officers and key employees and officers and key employees of any present or future parent or subsidiary corporation are eligible to receive an option or options under our 2001 Stock Option Plan. All directors of, and important consultants to us and of any of our present or future parent or subsidiary corporation are also eligible to receive an option or options under this 2001 Stock Option Plan. The individuals who receive an option or options shall be selected by the compensation committee, in its sole discretion unless otherwise stipulated in our 2001 Stock Option Plan. No individual may receive options under our 2001 Stock Option Plan for more than 80% of the total number of shares of our common stock authorized for issuance under our 2001 Stock Option Plan.

Options Granted

The following table sets forth certain information concerning stock options granted under the 2001 Stock Option Plan during fiscal 2002 to our chief executive officers and each of our most highly compensated executive officers:

Back to Index

Option/SAR Grants in Last Fiscal Year

		Individual Grants			Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date
					5%	10%

Robert H. Fish (1)	25,000	0.99%	$20.33	9/30/11	$438,545	$999,363
George V. Hager, Jr.	75,000	2.96%	20.33	9/30/11	1,315,635	2,998,088
Robert A. Smith	50,000	1.98%	20.33	9/30/11	877,090	1,998,726
Robert A. Reitz	35,000	1.38%	20.33	9/30/11	613,963	1,399,108
Michael R. Walker (3)	225,000	8.89%	20.33	8/28/02	–	–
Richard R. Howard (2)	75,000	2.96%	20.33	2/3/02	–	–
David C. Barr (3)	75,000	2.96%	20.33	9/21/02	–	–
Marc D. Rubinger (2)	35,000	1.38%	20.33	12/27/02	–	–

(1)	Options granted to Mr. Fish were pursuant to his appointment to our board of directors.

(2)	Options granted to Mr. Howard and Mr. Rubinger will be canceled if not exercised within 90 days of their resignation dates of November 3, 2002 and September 27, 2002, respectively.

(3)	Options granted to Mr. Walker and Mr. Barr were not exercised within 90 days of their resignation dates and are, therefore, forfeited.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year–End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Unexercised Securities Underlying Options/SARs Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year-End ($) Exercisable/ Unexercisable

Robert H. Fish	–	–	25,000/0	0.00/0.00
George V. Hager, Jr.	–	–	18,750/56,250	0.00/0.00
Robert A. Smith	–	–	9,375/40,625	0.00/0.00
Robert A. Reitz	–	–	6,563/28,437	0.00/0.00
Michael R. Walker	–	–	0/0	0.00/0.00
Richard R. Howard	–	–	18,750/56,250	0.00/0.00
David C. Barr	–	–	0/0	0.00/0.00
Marc D. Rubinger	–	–	6,563/28,437	0.00/0.00

(1)	Stock price at close of business on September 30, 2002 was $16.44.

Special Recognition Program

On September 5, 2000, we obtained Bankruptcy Court approval for a special recognition program. The special recognition program was established to enhance our ability to reward and retain certain key employees during the reorganization.

Cash payments under the special recognition program were paid out over four payments on the participant’s first pay day following September 30, 2000, December 31, 2000, May 31, 2001 and October 2, 2001. The aggregate cost of the cash payments under the special recognition program was $11,200,000. Although Messrs. Walker, Howard, Barr and Hager were not participants of the special recognition program, each received a board of directors approved emergence bonus in the respective amounts of $812,812, $361,250, $361,250, and $137,437.

Back to Index

Non–Qualified Deferred Compensation Plan

Effective April 1, 2001 we adopted the Genesis Health Ventures, Inc. Deferred Compensation Plan for a select group of management and / or highly compensated employees, as such term is defined in the Internal Revenue Code which allows these individuals to defer receipt of compensation and supplement retirement savings under the Genesis Health Ventures, Inc. Retirement Plan. In October of 2001, the Non–Qualified Deferred Compensation Plan was amended and made available to all highly compensated employees as defined by the IRS (in calendar 2002, employees whose base salary meets or exceeds $90,000).

Beginning January 1, 2002, eligible employees were permitted to defer up to 50% of their base salary and up to 100% of their incentive compensation bonus each year on a pre–tax basis. Participants are able to select from several fund choices and their Plan account will raise or decline in value in accordance with the performance of the funds they have selected.

Retirement Plan

On January 1, 1989, we adopted an employee Retirement Plan that consists of a 401(k) component and a profit sharing component. Our retirement plan is a cash deferred profit–sharing plan covering all of our employees (other than certain employees covered by a collective bargaining agreement) who have completed at least 500 hours of service and six months of employment. Under the 401(k) component, each employee may elect to contribute a portion of his or her current compensation up to the maximum permitted by the Internal Revenue Code or 50% (or for more highly compensated employees a maximum of 4%, in accordance with our policy) of such employee's annual compensation. We may make a matching contribution each year as determined by the board of directors. The board of directors may establish this contribution at any level each year, or may omit such contribution entirely.

Under the profit sharing provisions of the Retirement Plan, we may make an additional employer contribution as determined by the board of directors each year. The board of directors may establish this contribution at any level each year, or may omit such contribution entirely. It is our intent that employer contributions under the profit sharing provisions of the Retirement Plan are to be made only if there are sufficient profits to do so. Profit sharing contributions are allocated among the accounts of participants in the proportion that their annual compensation bears to the aggregate annual compensation of all participants. All employee contributions to the Retirement Plan are 100% vested. Our contributions are vested in accordance with a schedule that generally provides for vesting after six years of service with us (any non–vested amounts that are forfeited by participants are used to reduce the following year’s contribution by us).

Senior Executive Stock Ownership Program and Executive Loans

In December, 1997 the board of directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of our senior executive employees were required to own shares of our common stock having a market value based upon a multiple of the executive’s salary. Each executive was required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, we were authorized to lend funds to one or more of the senior executive employees for his or her purchase of our common stock. As of September 30, 2001, we had outstanding loan and accrued interest balances of $3,200,000 from the senior executives. The note agreements were amended in fiscal 2000 to adjust the interest rate to 8% simple interest. Previously, the loans accrued interest based on the market rate at the date of the loan initiation.

On February 23, 2001, the U.S. Bankruptcy Court ordered that the remaining loans be forgiven on the earlier of the termination of the executives’ employment (for reasons other than for cause or for the voluntary resignation of the executive without “Good Reason” as defined in the employment agreement) or the first anniversary of our emergence from bankruptcy. Therefore, on or before October 2, 2002, all of these loans were forgiven and the executives were held harmless for all and any of the tax consequences resulting from the forgiveness of the loans.

Compensation Committee Interlocks and Insider Participation

Joseph A. LaNasa III is a member of our Compensation Committee. Mr. LaNasa is employed by Goldman Sachs and Co. as a managing director. We engaged Goldman Sachs and Co. to act as joint lead financial advisor together with UBS Warburg in connection with the potential sale or spin-off of a significant portion of our capital stock or assets. As compensation for services provided, we agreed to pay Goldman Sachs and Co. a transaction fee based on the value of the consummated transaction or transactions.

Back to Index

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER RELATED MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 1, 2002 for: each person who we know owns beneficially more than 5% of our common stock; each of our most highly compensated executive officers; each of our directors; and all of our executive officers and directors as a group. On December 1, 2002 there were 41,561,501 shares of our common stock outstanding, including 550,081 shares to be issued in connection with our joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Unless otherwise noted below, and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Beneficial ownership, as set forth in the regulations of the SEC, includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of December 1, 2002. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Shares of common stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of December 1, 2002 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.

All addresses for the executive officers and directors are c/o Genesis Health Ventures, Inc., 101 East State Street, Kennett Square, Pennsylvania 19348.

Back to Index

	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned (1)
Goldman, Sachs Group 85 Broad Street New York, NY 10004 (2)..	6,598,780	15.73%
Highland Capital Management, L.P. Two Galleria Tower 13455 Noel Road, Suite 1300 Dallas, TX 75240 (3)	2,997,691	7.18%
Angelo, Gordon & Co., L.P. 245 Park Avenue New York, NY 10167 (4)	2,107,148	5.07%
David C. Barr	–	*
James H. Bloem (5)	25,000	*
James D. Dondero (3)	2,997,691	7.18%
Robert H. Fish (6)	25,000	*
Dr. Philip P. Gerbino (7)	25,000	*
Joseph A. LaNasa III (2)	6,598,780	15.73%
James E. Dalton, Jr. (8)	25,000	*
George V. Hager, Jr. (9)	25,000	*
Richard R. Howard (13)	40,000	*
Robert A. Smith (10)	12,500	*
Robert A. Reitz (11)	8,750	*
Marc D. Rubinger (14)	18,750	*
Michael R. Walker	–	*

All executive officers and directors as a group (24 persons) (12)	9,909,096	23.38%

_________________________
* Less than one percent.

(1)	Includes the number of shares of common stock into which Series A Preferred is convertible as of December 1, 2002.

(2)	Goldman, Sachs & Co. is a wholly–owned subsidiary of Goldman, Sachs Group. Goldman, Sachs & Co. direct beneficial ownership consists of (a) 6,220,613 shares of common stock and (b) 71,799 shares of Series A convertible preferred stock immediately convertible (representing 17.02% of the outstanding shares of Series A Preferred) which are convertible into 353,167 shares of common stock. Joseph A. LaNasa III, a managing director of Goldman, Sachs & Co., is a member of our board of directors and was granted 25,000 options to purchase our common stock, which are exercisable within 60 days of December 1, 2002. Mr. LaNasa has an understanding with Goldman, Sachs Group pursuant to which he holds the options for the benefit of the Goldman, Sachs Group. Based in part upon a Schedule 13D filed with the SEC on October 22, 2001.

(3)	Includes 1,452,434 shares of our common stock beneficially and directly owned by Highland Capital Management, L.P (“Highland Capital”); 82,213 shares of our common stock underlying 16,714 shares of our Series A convertable preferred stock immediately convertible and beneficially and directly owned by Highland Capital; 25,000 stock options to purchase our common stock, which are exercisable within 60 days of December 1, 2002, granted under our 2001 Stock Option Plan to Mr. Dondero (Mr. Dondero has an understanding with Highland Capital pursuant to which he holds the options for the benefit of Highland Capital.); 993,848 shares of our common stock beneficially and directly owned by Highland Crusader Offshore Partners, L.P. (“Crusader”); 51,328 shares of common stock underlying 10,435 shares of our Series A convertible preferred stock immediately convertible and beneficially and directly owned by Crusader; 239,774 shares of our common stock beneficially and directly owned by Prospect Street High Income Portfolio Inc (“Prospect”); 13,694 shares of our common stock underlying 2,784 shares of our Series A convertible preferred stock immediately convertible and beneficially and directly owned by Prospect; 41,100 shares of our common stock owned by PCMG Trading Partners XXIII L.P. (“PCMG”); and 98,300 shares owned by Mr. Dondero. Highland Capital Management, L.P. beneficially owns 29,933 shares of our Series A convertible preferred stock representing 7.10% of the outstanding shares of our Series A convertible preferred stock. Mr. Dondero disclaims beneficial ownership of 2,899,391 shares of our common stock. Based upon a Schedule 13D/A filed with the SEC on April 8, 2002, on behalf of a group consisting of Highland Capital, Crusader, Prospect, PCMG and Mr. Dondero. The general partner of Crusader is Highland Capital. Highland Capital, as a registered investment advisor, is the investment advisor for Prospect. The general partner of Highland Capital is Strand Advisors, Inc., a Delaware corporation (“Strand”). The general partner of PCMG is Strand Advisors III, Inc., a Delaware corporation (“Strand III”). Mr. Dondero is the president of Highland, Prospect, Strand, and Strand III, and our director.

Back to Index

(4)	Includes 570 shares of common stock owned by Angelo, Gordon & Co., L.P. and 2,106,578 shares of common stock held for the account of sixteen private investment funds for which Angelo, Gordon & Co., L.P. acts as a General Manager and/or Investment Adviser. Based upon a Schedule 13G filed with the SEC on February 11, 2002.

(5)	Includes 25,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002.

(6)	Includes 25,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002.

(7)	Includes 25,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002.

(8)	Includes 25,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002

(9)	Includes 25,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002.

(10)	Includes 12,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002.

(11)	Includes 8,750 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002.

(12)	Includes 327,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002, and 500,402 shares of our common stock underlying 101,732 shares of our Series A convertible preferred stock which is immediately convertible.

(13)	Includes 25,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002.

(14)	Includes 8,750 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2002.

Back to Index

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of September 30, 2002:

	A	B	C

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity compensation plans approved by security holders	–	–	–

Equity compensation plans not approved by security holders	2,359,000	$20.32	1,121,000

The above table represents securities to be issued upon exercise of outstanding options under our 2001 Stock Option Plan, which was approved by the Bankruptcy Court. We have not included in the above table the shares granted pursuant to our 2001 Stock Incentive Plan, which was approved by the Bankruptcy Court.

Back to Index

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Senior Executive Officer Stock Ownership Plan at September 30, 2001, we had loans outstanding to Messrs. Howard, Barr, Hager and Rubinger in the principal amounts of $646,889, $820,962, $624,244 and $492,812, respectively. On February 23, 2001, the U.S. Bankruptcy Court ordered that the remaining loans be forgiven on the first anniversary of our emergence from bankruptcy. Therefore, effective October 2, 2002, these loans were forgiven and the executives held harmless for all and any of the tax consequences resulting from the forgiveness of the loans.

Michael R. Walker, our former chairman and chief executive officer, is chairman of the board for the real estate investment trust, ElderTrust. ElderTrust leases 18 eldercare centers to us at an annual lease cost of $16,742,000. A majority of ElderTrust’s owned real estate was formerly owned by us and sold to ElderTrust in sale lease back transactions. In the first quarter of 2002, we utilized $23,000,000 from the Delayed Draw Term Loan to pay certain outstanding amounts owed to Eldertrust on four loans secured by mortgages. We leased office space to ElderTrust at an annual rate of $46,000 until the lease was terminated in October 2002. When Mr. Walker served on our board of directors, he abstained from voting on all board of director resolutions involving any matter with an ElderTrust entity.

Mr. Joseph A. LaNasa III is an elected member of our board of directors. In this capacity, he will participate and have the opportunity to vote on matters that are presented to our board of directors. Mr. LaNasa is employed by Goldman Sachs & Co. as a managing director. Mr. LaNasa has acquired stock options that were granted under our 2001 Stock Option Plan. He has an understanding with the Goldman Sachs Group pursuant to which he holds the options for the benefit of the Goldman Sachs Group. The Goldman Sachs Group beneficially owns 15.73% of our common stock.

We engaged Goldman Sachs to act as joint lead financial advisor, together with UBS Warburg, in connection with the potential sale or spin–off of a significant portion of our capital stock or assets. As compensation for services provided, we agreed to pay Goldman Sachs a transaction fee based on the value of the consummated transaction or transactions. A termination fee would be payable to Goldman Sachs in the event that a sale transaction fails to close and we receive compensation as a result of the termination. This agreement excludes any transactions involving assets located in Florida, Illinois, or Wisconsin. The Goldman Sachs engagement shall continue under this agreement until February 28, 2003.

Mr. James Dondero is an elected member of our board of directors. Mr. Dondero has acquired stock options that were granted under our 2001 Stock Option Plan. In addition to stock held directly by Mr. Dondero, he may be deemed to beneficially own stock held by Highland Capital Management, L.P, Highland Crusader Offshore Partners, L.P., Prospect Street High Income Portfolio Inc., and PCMG Trading Partners XXIII LP. In total, Mr. Dondero beneficially owns 7.18% of our common stock.

PART IV

ITEM 14: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–14(c) and 15(d)–14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this Form 10–K (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to timely alert management to material information relating to Genesis during the period when our periodic reports are being prepared.

(b) Changes in internal controls.

Since the Evaluation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Back to Index

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8–K

(a)(1)	The following financial statements of Genesis Health Ventures, Inc. and Subsidiaries are filed as part of this Form 10-K in Item 8:

Independent Auditors’ Report
Consolidated Balance Sheets as of September 30, 2002 and 2001 (Successor)
Consolidated Statements of Operations for the years ended September 30, 2002 (Successor), 2001 and 2000 (Predecessor)
Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended September 30, 2002 (Successor), 2001 and 2000 (Predecessor)
Consolidated Statements of Cash Flows for the years ended September 30, 2002 (Successor), 2001 and 2000 (Predecessor)
Notes to Consolidated Financial Statements

(a)(2)	Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2002, 2001 and 2000.
Schedule II is included herein on page 123. All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

Back to Index

No.	Description

2.1(1)	Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc. (the “Company”), The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Services, Inc., Care4 L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.

2.2(1)	Asset Purchase Agreement dated October 11, 1997 among the Company, The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc., and Total Rehabilitation Centers, L.L.C.

2.3(1)	Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp., the Company, and the Multicare Companies, Inc.

2.4(2)	Agreement and Plan of Merger, dated as of April 26, 1998, by and among the Company, V Acquisition Corp. and Vitalink Pharmacy Services, Inc.

2.5(3)	Amendment Number One, dated as of July 7, 1998, to the Agreement and Plan of Merger, dated as of April 26, 1998, by and among the Company, V Acquisition Corp. and Vitalink Pharmacy Services, Inc.

2.6(19)	Agreement and Plan of Merger by and among the Company, Multicare Acquisition Corp., and Genesis Eldercare Corp. dated October 2, 2001.

2.7(4)	Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 6, 2001.

2.8(5)	Technical Amendments to Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated August 27, 2001.

2.9(5)	Amendments to Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated to comply with opinion on confirmation dated September 13, 2001.

2.10(6)	Asset Purchase Agreement dated September 24, 2001, by and among, Mariner Post–Acute Network, Inc. (“MPAN”), Mariner Health Group, Inc. (“MHG”), certain corporate entities related to MPAN and MHG, the Company and NeighborCare Pharmacy Services, Inc.

3.1(19)	The Company's Amended and Restated Articles of Incorporation, as filed with the Secretary of the Commonwealth of Pennsylvania on October 2, 2001.

3.2	The Company's Amended and Restated Bylaws, as amended.

4.1(7)	Specimen of Common Stock Certificate.

4.2(8)	Specimen of the Company's First Mortgage Bonds (Series A) due 2007.

4.3(9)	Indenture of Mortgage and Deed of Trust, dated as of September 1, 1992, by and among the Company, Delaware Trust Company and Richard N. Smith.

4.4(19)	Form of Warrant (included in Exhibit 10.12).

4.5(19)	Certificate of Designation of the Series A Convertible Preferred Stock (included in Exhibit 3.1).

4.6(19)	Indenture for Second Priority Secured Notes due 2007 dated as of October 2, 2001 between the Company, as issuer, the Guarantors, and the Bank of New York, as Trustee.

Back to Index

No.	Description

+10.1(10)	The Company's Employee Retirement Plan, adopted January 1, 1989, as amended and related Retirement Plan Trust Agreement.

10.2(13)	Letter Agreement, dated as of June 16, 1997, between the Company and Sterns Associates.

10.3(14)	Fourth Amended and Restated Credit Agreement, dated as of August 20, 1999, by and among the Company, the Subsidiaries of the Company referred to on the signature pages thereto (and such other subsidiaries of the Company which may from time to time become Borrowers thereunder in accordance with the provisions thereof) (collectively with Genesis, the “Borrowers”), the Lenders referred to on the signature pages thereto (together with other lenders parties thereto from time to time, and their successors and assigns, the “Lenders”), Mellon Bank, N.A., a national banking association as issuer of Letters of Credit thereunder (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”), Citicorp USA, Inc. as Syndication Agent, First Union National Bank, a national banking association as Documentation Agent, and Bank of America, N.A. (as successor to NationsBank, N.A. and Bank of America, NT&SA), a national banking association as Syndication Agent.

10.4(15)	Forbearance Agreement, dated as of March 20, 2000, among Genesis Health Ventures, Inc., certain Subsidiaries thereof, Mellon Bank, N.A. as Administrative Agent, Issuer of Letters of Credit, Collateral Agent and Synthetic Lease Facility Agent, Citicorp USA, Inc. as Syndication Agent, First Union National Bank as Documentation Agent, Bank of America, N.A. as Syndication Agent, and the Lenders and Secured Parties.

10.5(16)	Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among Genesis Health Ventures, Inc., a Debtor–in–Possession under Chapter 11 of the Bankruptcy Code as Borrower and Mellon Bank, N.A. as Administrative Agent and Arranger, First Union National Bank as Syndication Agent and Goldman Sachs. Credit Partners, L.P., as Documentation Agent.

+10.6(21)	2001 Stock Option Plan.

+10.7(19)	Employment Agreement between the Company and Michael R. Walker dated as of October 2, 2001.

+10.8(19)	Employment Agreement between the Company and George V. Hager, Jr. dated as of October 2, 2001.

+10.9(19)	Employment Agreement between the Company and Richard R. Howard dated as of October 2, 2001.

+10.10(19)	Employment Agreement between the Company and David C. Barr dated as of October 2, 2001.

+10.11(19)	Employment Agreement between the Company and Robert A. Smith dated as of July 2, 2001 and the amendment thereto dated October 2, 2001.

10.12(19)	Warrant Agreement by and between the Company and Mellon Investor Services LLC as Warrant Agent dated as of October 2, 2001.

10.13(19)	Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company’s Common Stock.

10.14(19)	Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company’s Second Priority Secured Notes due 2007.

10.15(17)	Second Amendment and Waiver, dated as of February 14, 2001, to the Revolving Credit and Guarantee Agreement, dated as of June 22, 2000, among the Company and certain of its lenders.

10.16(18)	Third Amendment, dated as of June 29, 2001, to the Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among the Company and certain of its lenders.

10.17(19)	Credit, Security, Guaranty and Pledge Agreement, dated as of October 2, 2001, among the Company, the Guarantors, the Lenders, First Union Securities, Inc., as Co–Lead Arranger, Goldman Sachs Credit Partners L.P., as Co–Lead Arranger and Syndication Agent, First Union National Bank, as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Collateral Monitoring Agent and Co–Documentation Agent and CitiCorp USA, Inc., as Co–Documentation Agent (the “Credit, Security, Guaranty and Pledge Agreement”).

Back to Index

No.	Description

10.18(20)	Amendment No. 1, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement.

10.19(24)	Amendment No. 2, dated as of June 28, 2002, to the Credit, Security, Guaranty and Pledge Agreement.

+10.20	Employment Agreement between the Company and Robert H. Fish dated as of May 28, 2002 and the addendum thereto dated November 30, 2002.

+10.21(22)	The Company’s Deferred Compensation Plan.

+10.22(23)	Transition Agreement by and between the Company and Michael R. Walker, dated as of May 28, 2002.

+10.23(23)	Transition Agreement by and between the Company and David C. Barr, dated as of June 18, 2002.

+10.24	Voluntary Separation Agreement between the Company and Richard R. Howard dated as of October 28, 2002.

+10.25(25)	2001 Stock Incentive Plan.

21	Subsidiaries of the Company

23	Consent of KPMG LLP

99.1	Certificate of Robert H. Fish, Principal Executive Officer, of the Company dated December 27, 2002 pursuant to 18 U.S.C. Section 1350.

99.2	Certificate of George V. Hager, Jr., Principal Financial Officer, of the Company dated December 27, 2002 pursuant to 18 U.S.C. Section 1350.

Back to Index

+	Management contract or compensatory plan or arrangement.
1)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on October 10, 1997.
2)	Incorporated by reference to the Company’s Registration Statement on Form S–4, filed on June 30, 1998 (File No. 333–58221).
3)	Incorporated by reference to the Company’s Amendment No. 1 to Form S–4 filed July 28, 1998 (333–58221).
4)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on June 19, 2001.
5)	Incorporated by reference to the Company’s Form T–3 filed on September 18, 2001.
6)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on October 9, 2001.
7)	Incorporated by reference to the Company’s Form 8–A filed on October 2, 2001.
8)	Incorporated by reference to the Company’s Registration Statement on Form S–1, dated September 4, 1992 (as amended) (Registration No. 33–51670).
9)	Incorporated by reference to the Company’s Annual Report on Form 10–K for the fiscal year ended September 30, 1992.
10)	Incorporated by reference to the Company's Registration Statement on Form S–1, dated June 19, 1991 (Registration No. 33–40007).
11)	Incorporated by reference to the Company's Annual Report on Form 10–K for the fiscal year ended September 30, 1995.
12)	Incorporated by reference to the Company's Quarterly Report on Form 10–Q for the quarter ended March 31, 1996 and filed on May 15, 1996.
13)	Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D–1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.
14)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q/A for the quarter ended June 30, 1999 and filed on September 15, 1999.
15)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2000 and filed on May 15, 2000.
16)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2000 and filed on August 21, 2000.
17)	Incorporated by reference to the Company’s Quarterly Report Form 10–Q for the quarter ended December 31, 2000 and filed on March 22, 2001.
18)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2001 and filed on August 18, 2001.
19)	Incorporated by reference to the Company’s Annual Report on Form 10–K for the fiscal year ended September 30, 2001 and filed on December 28, 2002.
20)	Incorporated by reference to the Company’s Quarterly Report for the quarter ended December 31, 2001 and filed on February 14, 2002.
21)	Incorporated by reference to the Company’s Registration Statement on Form S–8 (File No. 33–82200) filed on February 5, 2002.
22)	Incorporated by reference to the Company’s Registration Statement on Form S–8 (File No. 33–82208) filed on February 5, 2002.
23)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on July 1, 2002.
24)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2002 filed on August 14, 2002.
25)	Incorporated by reference to the Company’s Registration Statement on Form S–8 (File No. 33– 83430) filed on February 26, 2002.

Back to Index

(b)	Reports on Form 8-K

On August 16, 2002, the Company filed a Current Report on Form 8-K under Item 9 reporting that the Company and ManorCare, Inc. have agreed to withdraw all outstanding legal actions against each other and entered into a new pharmacy service agreement.

On October 4, 2002, the Company filed a Current Report on Form 8-K under Item 5 reporting that the Company retained UBS Warburg LLC and Goldman Sachs & Co. to assist in exploring strategic business alternatives including, but not limited to, the potential spin-off of its ElderCare assets.

On December 3, 2002, the Company filed a Current Report on Form 8-K under Item 5 reporting its financial results for its fiscal year ended September 30, 2002 including selected financial reporting.

On December 17, 2002, the Company filed a Current Report on Form 8-K under Item 5 reporting the termination of the Genesis/NCS Merger Agreement and related matters.

Back to Index

Independent Auditors’ Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.

Under date of November 20, 2002, except as to note 25, which is as of December 15, 2002, we reported on the consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries (the “Company”) as of September 30, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2002, as contained in the Genesis Health Ventures, Inc. annual report on Form 10–K for the year ended September 30, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10–K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for the costs of start–up activities effective October 1, 1999.

The audit report on the consolidated financial statements of the Company referred to above contains an explanatory paragraph that states that on October 2, 2001 the Company consummated a Joint Plan of Reorganization (the “Plan”) which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change in ownership of the Company and, accordingly, effective September 30, 2001 the Company accounted for the change in ownership through “fresh–start” reporting. As a result, the consolidated information prior to September 30, 2001 is presented on a different cost basis than that as of and subsequent to September 30, 2001 and, therefore, is not comparable.

/s/ KPMG LLP

Philadelphia, Pennsylvania
November 20, 2002, except as to note 25,
           which is as of December 15, 2002

Back to Index

Schedule II

Genesis Health Ventures, Inc.
Valuation and Qualifying Accounts
Years Ended September 30, 2002, 2001 and 2000
(in thousands)

Description	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period

Year Ended September 30, 2002
Allowance for Doubtful Accounts	$83,125	44,712	–	72,046	$55,791
Year Ended September 30, 2001
Allowance for Doubtful Accounts	$78,020	49,901	12,509	57,305	$83,125
Year Ended September 30, 2000
Allowance for Doubtful Accounts	$86,067	45,226	13,466	66,739	$78,020

(1)	In fiscal 2001, represents a reclassification of amounts previously reported as a direct reduction to trade receivables, rather than an allowance for doubtful accounts. In fiscal 2000, includes $18,494,000 representing the beginning of period balance of the Multicare Companies, Inc. Beginning October 1, 2000, Genesis changed its method of accounting for Multicare from the equity method of accounting to the consolidation method of accounting.

(2)	Represents amounts written off as uncollectible

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on December 27, 2002 by the undersigned thereunto duly authorized.

Genesis Health Ventures, Inc

/s/ George V. Hager, Jr. ________________________________ By: George V. Hager, Jr., Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 27, 2002.

Signature	Capacity

/s/ Robert H. Fish

Robert H. Fish	Interim Chairman and Interim Chief
Executive Officer (Principal Executive Officer)

/s/ James H. Bloem

James H. Bloem	Director

/s/ James E. Dalton, Jr.

James E. Dalton, Jr.	Director

/s/ James D. Dondero

James D. Dondero	Director

/s/ Dr. Philip P. Gerbino

Dr. Philip P. Gerbino	Director

/s/ Joseph A. LaNasa III

Joseph A. LaNasa III	Director

/s/ George V. Hager, Jr.

George V. Hager, Jr.	Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

Back to Index

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES–OXLEY ACT OF 2002

I, Robert H. Fish, principal executive officer of Genesis Health Ventures, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Genesis Health Ventures, Inc. and subsidiaries;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

/s/   Robert H. Fish
        ____________________________
          Robert H. Fish

Back to Index

I, George V. Hager, Jr., principal financial officer of Genesis Health Ventures, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Genesis Health Ventures, Inc. and subsidiaries;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

/s/   George V. Hager, Jr.
        ____________________________
          George V. Hager, Jr.