Form 10-Q
period 2002-12-31
GENESIS HEALTH VENTURES INC /PA
filed 2003-02-12
CIK 874265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000–33217

GENESIS HEALTH VENTURES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	06-1132947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East State Street
Kennett Square, Pennsylvania 19348
(Address, including zip code, of principal executive offices)

(610) 444–6350
(Registrant’s telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X          NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b–2 of the Act).

YES    X  (1)     NO

(1)	The registrant meets the definition of “accelerated filer” (as defined by Rule 12b-2 of the Act). However, the registrant notes that the phase-in period for accelerated deadlines of quarterly and annual reports will begin for reports filed by companies that meet the definition of “accelerated filer” as of the end of the their first fiscal year ending after December 15, 2002. Accordingly, such rules do not currently apply to the registrant.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES     X          NO

APPLICABLE ONLY TO CORPORATE ISSUERS.

     As of February 7, 2003: 41,150,164 shares of the registrant’s common stock were outstanding and 549,021 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Back to Contents

Back to Contents

CAUTIONARY STATEMENT REGARDING FORWARD–LOOKING STATEMENTS

     As used herein, unless the context otherwise requires, “Genesis,” the “Company,”“we,”“our” or “us” refers to Genesis Health Ventures, Inc. and our subsidiaries.

     Statements made in this report, and in our other public filings and releases, which are not historical facts contain “forward–looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward–looking statements may include, but are not limited to:

•	certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on reimbursement for services provided; our ability to successfully implement our strategic objectives and achieve certain performance improvement initiatives within our pharmacy services segment; our ability to improve current pharmacy operating income; the duration we expect to incur strategic planning, severance and other related costs; the expected reduction in medical supply revenues; the expected costs in fiscal 2003 and the foreseeable future; estimates in our critical accounting policies including, such as our allowance for doubtful accounts, our anticipated impact of long-lived asset impairments and our ability to provide for loss reserves for self-insured programs; the expected decline in interest expense; and our ability to maintain restricted investments in marketable securities representing the level of outstanding insurance losses we expect to pay;

     The forward–looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

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

Back to Contents

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

     In addition to these factors and any risks and uncertainties specifically identified in the text surrounding forward–looking statements, any statements in this report or the reports and other documents filed by us with the SEC that warn of risks or uncertainties associated with future results, events or circumstances also identify factors that could cause actual results to differ materially from those expressed in or implied by the forward–looking statements.

     All subsequent written and oral forward–looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward–looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

Back to Contents

PART I:    FINANCIAL INFORMATION

Item 1.       Financial Statements

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND SEPTEMBER 30, 2002
(IN THOUSANDS)

	December 31, 2002	September 30, 2002

Assets:
Current assets:
Cash and equivalents	$94,174	$148,030
Restricted investments in marketable securities	15,574	15,074
Accounts receivable, net	376,181	369,969
Inventory	66,008	64,734
Prepaid expenses and other current assets	65,175	47,850
Assets held for sale	22,295	46,134

Total current assets	639,407	691,791

Assets held for sale	38,875	–
Property, plant and equipment, net	775,438	795,928
Restricted investments in marketable securities	79,666	71,073
Other long-term assets	46,233	51,042
Investments in unconsolidated affiliates	14,210	14,143
Identifiable intangible assets, net	26,310	25,795
Goodwill	341,822	339,723

Total assets	$1,961,961	$1,989,495

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$33,104	$40,744
Accounts payable and accrued expenses	190,080	202,041

Total current liabilities	223,184	242,785

Long-term debt	613,377	648,939
Deferred income taxes	41,732	37,191
Self-insurance liability reserves	51,847	42,019
Other long-term liabilities	48,822	48,989
Minority interests	10,020	10,684
Redeemable preferred stock, including accrued dividends	45,449	44,765
Commitments and contingencies
Shareholders’ equity	927,530	914,123

Total liabilities and shareholders’ equity	$1,961,961	$1,989,495

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001

Net revenues:
Inpatient services	$330,751	$323,045
Pharmacy services	295,067	272,605
Other revenue	43,693	39,981

Total net revenues	669,511	635,631

Operating expenses:
Salaries, wages and benefits	290,270	268,067
Cost of sales	186,752	172,099
Other operating expenses	134,204	134,852
Strategic planning, severance and other related costs	7,245	–
Net gain from break-up fee and other settlements	(12,306)	–
Depreciation and amortization expense	16,671	15,128
Lease expense	7,162	6,919
Interest expense	11,405	11,730

Income before income tax expense, equity in net income
of unconsolidated affiliates and minority interests	28,108	26,836
Income tax expense	10,961	10,466

Income before equity in net income of unconsolidated
affiliates and minority interests	17,147	16,370
Equity in net income of unconsolidated affiliates	147	615
Minority interests	(1,115)	(157)

Income from continuing operations before preferred stock dividends	16,179	16,828
Preferred stock dividends	683	630

Income from continuing operations	15,496	16,198
Loss from discontinued operations, net of taxes	(3,559)	(599)

Net income attributed to common shareholders	$11,937	$15,599

Per Common Share Data:
Basic:
Income from continuing operations	$0.37	$0.39
Loss from discontinued operations	(0.09)	(0.01)
Net income	$0.29	$0.38
Weighted average shares	41,457,531	41,037,500

Diluted:
Income from continuing operations	$0.37	$0.39
Loss from discontinued operations	(0.08)	(0.01)
Net income	$0.29	$0.38
Weighted average shares - income from continuing operations	43,711,802	43,163,914
Weighted average shares - net income	41,497,591	43,163,914

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(IN THOUSANDS)

	Three Months Ended December 31, 2002	Three Months Ended December 31, 2001

Cash flows from operating activities:
Net income attributed to common shareholders	$11,937	$15,599
Net charges included in operations not requiring funds	30,372	35,010
Changes in assets and liabilities:
Accounts receivable	(16,825)	(6,329)
Accounts payable and accrued expenses	(11,119)	28,103
Other, net	(1,025)	1,295

Net cash provided by operating activities before debt
restructuring and reorganization costs	13,340	73,678

Cash paid for debt restructuring and reorganization costs	(331)	(25,974)

Net cash provided by operating activities	13,009	47,704

Cash flows from investing activities:
Capital expenditures	(12,829)	(10,821)
Net purchases of restricted marketable securities	(9,093)	(5,669)
Acquisition of rehabilitation services business	(5,436)	–
Sale (purchase) of eldercare assets	1,358	(10,453)
Other	504	(2,354)

Net cash used in investing activities	(25,496)	(29,297)

Cash flows from financing activities:
Repayment of long-term debt and payment of sinking
fund requirements	(43,369)	(23,469)
Proceeds from issuance of long-term debt	–	33,000
Other	2,000	–

Net cash (used in) provided by financing activities	(41,369)	9,531

Net (decrease) increase in cash and equivalents	$(53,856)	$27,938

Cash and equivalents:
Beginning of period	148,030	32,139

End of period	$94,174	$60,077

Supplemental cash flow information:
Interest paid	$12,792	$11,369
Income taxes paid, net	4,011	633
Non-cash financing activities:
Capital leases	1,112	695

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

Genesis Health Ventures, Inc. and Subsidiaries
Notes To Unaudited Condensed Consolidated Financial Statements

1.    Business

     Genesis Health Ventures, Inc. was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, “Genesis,” or the “Company,” refers to Genesis Health Ventures, Inc. and its subsidiaries.

     Genesis is a leading provider of healthcare and support services to the elderly. The Company’s operations are comprised of two primary business segments, inpatient services and pharmacy services. These segments are complemented by an array of other service capabilities. See note 3 “Strategic Planning, Severance and Other Related Costs”.

     Genesis provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. Genesis currently owns, leases, manages or jointly–owns 254 eldercare centers with 30,704 beds, of which 18 centers having 1,922 beds have been identified as either held for sale or discontinued operations. See note 8 “Assets Held for Sale and Discontinued Operations”. Genesis includes the revenues of its owned and leased centers in inpatient service revenues in the unaudited consolidated statements of operations. Management fees earned from the Company’s managed and / or jointly–owned eldercare centers are included in other revenues in the unaudited consolidated statements of operations.

     Genesis provides pharmacy services nationwide through its NeighborCare® integrated pharmacy operation that serves approximately 248,000 institutional beds in long–term care settings. The Company also operates 31 community–based retail pharmacies.

     Genesis also provides rehabilitation services, diagnostic services, respiratory services, hospitality services, group purchasing services and healthcare consulting services, the revenues for which are included in other revenues in the unaudited consolidated statements of operations.

2.    Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10–K for the fiscal year ended September 30, 2002.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments consisting of normal recurring accruals and adjustments for a fair presentation of the financial position and results of operations for the periods presented.

     The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long–lived assets and loss reserves for self–insurance programs. Actual results could differ from those estimates.

Back to Contents

3.    Strategic Planning, Severance and Other Related Costs

     Genesis has incurred costs that are directly attributable to the Company’s long–term objective of transforming to a pharmacy–based business. These costs are expected to continue through the end of our second fiscal quarter of 2003 and are segregated in the unaudited consolidated statements of operations as “strategic planning, severance and other related costs”. Details of these costs at December 31, 2002 follow (in thousands):

	Accrued at September 30,	Three Months Ended December 31, 2002		Accrued at December 31,
	2002	Provision	Paid	2002

Severance and related costs	$1,100	$4,867	$4,363	$1,604
Strategic consulting costs	621	2,378	2,533	466

Total	$1,721	$7,245	$6,896	$2,070

4.    Certain Significant Risks and Uncertainties

     The Company receives revenues from Medicare, Medicaid, private insurance, self–pay residents, other third party payors and long–term care facilities which utilize our pharmacy and other specialty medical services. The healthcare industry is experiencing the effects of the federal and state governments’ trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in constrained rates of reimbursement for services provided by the Company.

     The Medicaid and Medicare programs are highly regulated. The failure of the Company or its customers to comply with applicable reimbursement regulations could adversely affect the Company’s business. The Company monitors its receivables from third party payor programs and reports such revenues at the net realizable value expected to be received.

     On December 15, 2000, Congress passed the Benefits Improvement Protection Act that increased the nursing component of federal prospective payment system’s rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add–on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add–on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes had a positive impact on operating results.

     A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. The expiration of these provisions has reduced Genesis’ Medicare per diems per beneficiary, on average, by $34, resulting in reduced revenue of approximately $9.3 million in the Company’s first quarter of fiscal 2003 (the Medicare Cliff). For Federal fiscal year 2003 the Centers for Medicare and Medicaid Services used their discretionary authority to continue the payment add–ons. The recently released proposed Federal Budget for fiscal year 2004 indicates that the Centers for Medicare and Medicaid Services will extend the add–ons described in the previous paragraph for the coming year. It is uncertain as to whether as part of the rule–making process the agency will propose changes in how the add–ons are applied. Proposed rules are normally released in late April with a 60–day public comment period. By law, final rules for coming fiscal year must be issued by August 1. Effective October 1, 2002, Medicare rates adjusted for the Medicare Cliff were increased by a 2.6% annual market basket adjustment. For Genesis, the net impact of these provisions is estimated to adversely impact annual revenue and operating income from continuing operations beginning October 1, 2002 by approximately $28 million.

Back to Contents

     There are additional provisions in the Medicare statute affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings. There are two issues in particular that could have measurable negative impact, practitioner fee schedules and caps on Medicare Part B therapies. Absent Congressional action, the formula driven payment structure for calendar year 2003 physician and non–physician fee schedules will be reduced by 4.4%. This reduction affects not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals. Centers for Medicare and Medicaid Services has delayed the implementation of the fiscal year 2003 fee schedules to March 1, 2003 providing Congress time to address the fee schedule reduction. Legislation has passed the Senate preventing the reduction. While the measure has the support of the White House and key legislators, passage is still not assured. Effective January 1, 2003, the moratorium on implementing payment caps on therapy services expired. The Centers for Medicare and Medicaid Services has issued instructions indicating that the agency is not prepared to apply the therapy limit at this time, and that any implementation would be prospective from the date that instructions are effective.

     Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. One of the most contentious issues before the 107th Congress was legislation expanding coverage under Medicare for outpatient pharmaceutical services. In June, 2002 the House of Representatives passed a comprehensive measure that would have expanded coverage administered by pharmacy benefit managers. The Senate deadlocked in its deliberations. Medicare pharmacy coverage was an important issue during the 2002 mid–term Congressional elections and, therefore, it is not unreasonable to expect that the 108th Congress will resume consideration of a benefit expansion. In both his State of the Union Address and his budget message, the President has highlighted his appeal for Medicare modernization and enactment of a broader Medicare outpatient drug benefit. Transforming Medicare was a major theme of the President’s State of the Union address and his proposed fiscal year 2004 budget.

     Many of these alternative payment provisions are expected to be considered during the 108th Congress either as part of consideration of the “Medicare Modernization” initiative or as freestanding legislation. It is premature to predict what actions the Congress will enact. Absent additional legislative authority, the Centers for Medicare and Medicaid Services has certain discretionary authority to adjust drug pricing. Effective January 2003, Centers for Medicare and Medicaid Services implemented a directive creating a single national calculation of “average wholesale price” for Medicare purchased drugs and biologicals.

     A number of states have enacted or are considering containment initiatives affecting pharmacy services. Many have focused on reducing what the state Medicaid program will pay for drug acquisition costs. Most states have lowered payment to a negative percentage of average wholesale price. Some have attempted to impose more stringent pricing standards. Institutional pharmacies are often paid a dispensing fee over and above the payment for the drug. To the extent that changes in the payment for drugs are not accompanied by an increase in the dispensing fee, margins could erode. Some states have explored efforts to restrict utilization (preferred drug lists, prior–authorization, formularies). A few states have attempted to extend the preferred Medicaid pricing to all Medicare beneficiaries.

     The recent economic downturn is having a detrimental affect on state revenues in most jurisdictions. Budget shortfalls range from 4–5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. State–specific details are just emerging as state legislatures begin the tasks of approving state budgets.

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. During the 107th Congress, the U.S. Senate passed legislation providing states with a temporary increase in the Federal Matching Assistance Percentage. This legislation was not passed, however, it has been reintroduced in both the U.S. Senate and the U.S. House of Representatives. In his proposed federal budget for fiscal year 2004, the President offered modest additional fiscal support and advanced several ideas for revising the program. The 108th Congress is expected to consider an array of Medicaid reform proposals.

Back to Contents

     It is not possible to quantify fully the effect of potential legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on Genesis’ business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect Genesis’ business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Genesis’ financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

5.    Long–Term Debt

     Long–term debt at December 31, 2002 and September 30, 2002 consists of the following (in thousands):

	December 31, 2002	September 30, 2002

Secured debt
Senior Credit Facility
Term Loan	$261,484	$281,575
Delayed Draw Term Loan	75,585	79,239

Total Senior Credit Facility	337,069	360,814
Senior Secured Notes	240,176	242,602
Mortgage and other secured debts	69,236	86,267

Total debt	646,481	689,683
Less:
Current installments of long-term debt	(33,104)	(40,744)

Long-term debt	$613,377	$648,939

     The Senior Credit Facility contains a provision requiring prepayment of amounts determined to be excess cash flow calculated as a percentage of operating profits, after capital investments and debt repayments. Of the amount determined as excess cash flow, 75% is to be paid to our senior lenders in the form of a mandatory prepayment by December 31st of each year. During the quarter ended December 31, 2002, the Company prepaid $23.8 million of debt under the Senior Credit Facility pursuant to the excess cash flow recapture provisions.

     During the quarter ended December 31, 2002, the Company satisfied $16 million of mortgage debt associated with three eldercare properties resulting in a gain on the early extinguishment of debt of $1.1 million. This gain was reflected in the unaudited consolidated statements of operations under net gain from break–up fee and other settlements.

     The Senior Credit Facility agreement requires the Company to use a portion of the proceeds from the sale of certain assets to either repay Senior Credit Facility debt or to reinvest in similar assets. See note 15 “Subsequent Event”.

Back to Contents

6.    Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the current quarter and the same period last year (in thousands, except per share data):

	2002	2001

Earnings (loss) used in computation:

Income from continuing operations – basic computation	$15,496	$16,198
Elimination of preferred stock dividend requirements upon
assumed conversion of preferred stock	683	630

Income from continuing operations – diluted computation	$16,179	$16,828

Loss discontinued operations – basic and
diluted computation	$(3,559)	$(599)

Net income attributed to common shareholders
– basic computation	$11,937	$15,599
Elimination of preferred stock dividend requirements upon
assumed conversion of preferred stock	–	630

Net income – diluted computation	$11,937	$16,229

Shares used in computation:

Weighted average shares outstanding – basic computation	41,458	41,038
Assumed conversion of preferred stock	2,214	2,126
Contingent consideration related to an acquisition	40	–

Weighted average shares outstanding – diluted computation,
income from continuing operations and loss from discontinued operations	43,712	43,164
Less assumed conversion of preferred stock	(2,214)	–

Weighted average shares outstanding – diluted computation,
net income attributed to common shareholders	41,498	43,164

Earnings per common share:

Basic:
Income from continuing operations	$0.37	$0.39
Loss from discontinued operations	(0.09)	(0.01)
Net income attributed to common shareholders	0.29	0.38

Diluted:
Income from continuing operations	$0.37	$0.39
Loss from discontinued operations	(0.08)	(0.01)
Net income attributed to common shareholders	0.29	0.38

     Basic earnings per share is calculated by dividing earnings (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator). Included in the calculation of basic weighted average shares of 41,457,531 for the current quarter are 550,081 shares to be issued in connection with our joint plan of reorganization confirmed by the bankruptcy court.

     Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, earnings are increased for the assumed elimination of preferred stock dividend requirements and the weighted average shares outstanding are increased to include additional shares from the assumed conversion of preferred stock. The conversion of preferred stock is assumed for the diluted per share calculation of income from continuing operations and loss from discontinued operations in the current quarter and the same period last year since their effect is dilutive. The diluted per share calculation of net income attributed to common shareholders assumes the conversion of preferred stock for the prior year quarter as the effect of their conversion is dilutive in that period, however, the conversion of preferred shares is not assumed in the current quarter calculation since their effect is antidilutive in that period. No exercise of warrants or employee stock options is assumed for the three months ended December 31, 2002 or 2001 since their effect is antidilutive.

Back to Contents

7.    Comprehensive Income

     The following table sets forth the computation of comprehensive income for the current quarter and the same period last year (in thousands):

	2002	2001

Net income attributed to common shareholders	$11,937	$15,599
Unrealized (loss) gain on marketable securities	(127)	21
Net change in fair value of interest rate swap and cap agreements	(922)	–

Total comprehensive income	$10,888	$15,620

8.    Assets Held for Sale and Discontinued Operations

     Discontinued businesses are removed from the results of continuing operations. During the current quarter, five eldercare centers and an internet–based business–to–business joint venture partnership were either held for sale or closed. During fiscal 2002, the Company classified its ambulance business, all eldercare centers located in the states of Wisconsin and Illinois, five eldercare centers in other states and one medical supply distribution site as discontinued. The results of operations in the current and prior year periods, along with any costs to exit such businesses, have been classified as discontinued operations in the unaudited consolidated statements of operations.

     Interest expense has been allocated to discontinued operations for all periods presented based on debt to be repaid in connection with the sale of the assets as required under the Senior Credit Facility. The amount of net interest expense allocated to discontinued operations was $0.6 million (net of an income tax benefit of $0.4 million) for the current quarter and the prior year quarter.

     The current portion of the Company’s assets held for sale at December 31, 2002 of $22.3 million is related to its properties located in the state of Illinois. See note 15 “Subsequent Events”. The long-term portion of the Company’s assets held for sale at December 31, 2002 is primarily related to its properties located in the states of Wisconsin ($17.5 million) and Florida ($8.5 million).

Back to Contents

     The following table sets forth the components of loss from discontinued operations for the current quarter and the same period last year (in thousands):

	2002	2001

Net operating loss of discontinued businesses	$(2,386)	$(981)
Loss on discontinuation of businesses	(3,339)	–
Income tax benefit	2,166	382

Loss from discontinued operations, net of taxes	$(3,559)	$(599)

     The loss on discontinuation of businesses includes the write–down of assets to estimated net realizable value.

9.    Segment Information

     The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization. The Company has two reportable segments: (1) inpatient services and (2) pharmacy services.

     The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at its 185 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

     The Company provides pharmacy services through its NeighborCare® pharmacy subsidiaries. Included in pharmacy service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. The Company provides these services through 59 institutional pharmacies and 16 medical supply and home medical equipment distribution centers located in its various market areas. In addition, the Company operates 31 community–based pharmacies which are located in or near medical centers, hospitals and physician office complexes. For the current quarter, 94% of the sales attributable to all pharmacy operations are generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

     The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

     Summarized financial information concerning the Company’s reportable segments is shown in the following table for the current quarter and the same period last year. The “All other services” category of revenues and operating income represents operating information of business units below the prescribed quantitative thresholds. These business units derive revenues from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. The “Corporate” category consists of the Company’s general and administrative function, for which there is generally no revenue generated. The “Other adjustments” category consists of charges that have not been allocated to our reportable segments or the “All other services” or “Corporate” categories. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of our reportable and non–reportable segments.

Back to Contents

(in thousands)	December 31, 2002	December 31, 2001 (1)

Revenues:
Inpatient services - external	$330,751	$323,045
Pharmacy services:
External	295,067	272,605
Intersegment	20,051	26,246
All other services:
External	43,693	39,981
Intersegment	38,713	42,714
Elimination of intersegment revenues	(58,764)	(68,960)

Total revenues	669,511	635,631

Operating income:
Inpatient services	37,525	44,019
Pharmacy services	28,201	26,265
All other services	9,892	11,074
Corporate	(17,333)	(20,745)
Other adjustments (2)	(7,245)	–

Total operating income (3)	51,040	60,613

Capital and other:
Consolidated:
Net gain from break-up fee and other settlements	12,306	–
Depreciation and amortization	(16,671)	(15,128)
Lease expense	(7,162)	(6,919)
Interest expense	(11,405)	(11,730)
Income tax provision	(10,961)	(10,466)
Equity in net earnings of unconsolidated affiliates	(147)	(615)
Minority interests	1,115	157
Preferred stock dividends	(683)	(630)

Income from continuing operations	15,496	16,198
Loss from discontinued operations, net of taxes	(3,559)	(599)

Net income attributed to common shareholders	$11,937	$15,599

     The following asset information by segment is as of the end of each period presented.

(in thousands)	December 31, 2002	September 30, 2002 (4)

Assets:
Inpatient services (5)	$940,470	$951,833
Pharmacy services	678,437	677,032
All other	343,054	360,630

	1,961,961	1,989,495

(1)	Segment revenue and operating income data previously reported was adjusted to remove discontinued businesses from the results of continuing operations for the three month period ended December 31, 2001.

(2)	For a description of the other adjustments in the current quarter see note 3 –“Strategic Planning, Severance and Other Related Costs”.

Back to Contents

(3)	Operating income is defined as income after operating expenses as they appear on the Company’s unaudited consolidated statements of operations and is calculated by subtracting salaries, wages and benefits, cost of sales, other operating expenses and strategic planning, severance and other related costs from net revenues.

(4)	$6.8 million of assets previously reported as “All other” were reclassified at September 30, 2002 to the inpatient services segment.

(5)	Assets of the inpatient services segment at December 31, 2002 and September 30, 2002 include $61.2 million and $46.1 million, respectively of assets held for sale. See note 8 “Assets Held for Sale and Discontinued Operations”.

10.    Restricted Investments in Marketable Securities

     At December 31, 2002 and September 30, 2002, the Company reported restricted investments in marketable securities of $95.2 million and $86.1 million, respectively, which are held by Liberty Health Corp. LTD. (“LHC”), Genesis’ wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

     The Company’s restricted investments in marketable securities are classified in the unaudited condensed consolidated balance sheets within both current and non–current assets. The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding self–insured losses the Company expects to pay in the succeeding twelve months.

11.    Net Gain from Break-up Fee and Other Settlements

     In December 2002, the Company entered into a termination and settlement agreement with Omnicare, Inc., whereby the Company agreed to terminate a merger agreement it had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services. Pursuant to the termination and settlement agreement, the Company agreed to terminate the merger agreement with NCS and Omnicare agreed to pay the Company a $22 million break-up fee. On December 16, 2002, the Company terminated the merger agreement. The Company recognized the break-up fee net of $10.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. As of December 31, 2002, the Company had collected $6 million of the break-up fee, with the remaining $16 million received in January 2003.

     In December 2002, the Company satisfied $16 million of mortgage debt associated with three eldercare properties resulting in a gain on the early extinguishment of debt of $1.1 million.

12.    Derivative Financial Instruments

     The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” The Company utilizes interest rate swaps and caps to manage changes in market conditions related to debt obligations. As of December 31, 2002, the Company has a $75 million swap maturing on September 13, 2005, to pay fixed (3.1%) / receive variable (one month LIBOR) and a $125 million swap maturing on September 13, 2007, to pay fixed (3.77%) / receive variable (one month LIBOR). In addition, the Company has a $75 million cap maturing on September 13, 2004. The interest rate cap pays interest to the Company when LIBOR exceeds 3%. The amount paid to the Company is equal to the notional principal balance of $75 million multiplied by (LIBOR plus 3%) in those periods in which LIBOR exceeds 3%. The Company purchased the interest rate cap for $0.7 million which is being amortized to interest expense over the two year term of the agreement. As a component of interest expense, we recorded $1 million of net interest outflows in the current quarter for the variable interest rate swaps and amortization of the rate cap.

     Based upon confirmations from third party financial institutions, the fair value of the interest rate swap agreements and the interest rate cap agreement is a liability of $5.7 million and an asset of $0.2 million, respectively, at December 31, 2002.

Back to Contents

13.    Income Taxes

     The Company’s provision for income taxes from continuing operations for the current and prior year quarters ended December 31, 2002 and 2001 was $11 million and $10.5 million, respectively. During the quarters ended December 31, 2002 and 2001, the Company realized tax benefits from realization of Net Operating Loss (“NOL”) carryforwards of $0 and $2.0 million, respectively. Pursuant to SOP 90–7, the income tax benefit of any NOL carryforward utilization is applied first as a reduction to goodwill.

14.    Recently Adopted Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS 145. The Company expects the most significant impact of the adoption of SFAS 145 effective October 1, 2002 will be the change in classification of any gains or losses on the extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items. This reclassification will include the $1,509.9 million extraordinary gain recognized in fiscal 2001 in connection with the discharge of liabilities subject to compromise upon the Company’s emergence from Chapter 11 bankruptcy. In the current quarter ended December 31, 2002, the Company recognized a $1.1 million gain on the early extinguishment of three mortgages. This gain is included in the net gain on break–up fee and other settlements caption of the unaudited consolidated statements of operations.

     In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The new requirements are effective for interim and annual financial statements ending after December 15, 2002. The Interpretation requires the guarantor to recognize a liability for the non–contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. In addition, the Company has adopted the disclosure requirements of the Interpretation for the quarter ended December 31, 2002. The Company has provided $22.8 million of financial guarantees prior to December 31, 2002, related to loan and lease commitments of five jointly-owned and managed companies. These guarantees are not recorded as liabilities in the Company’s unaudited condensed consolidated balance sheet unless we are required to perform under the guarantee. The adoption of the Interpretation did not have any impact on our unaudited condensed consolidated financial statements.

     In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that one of its joint venture partnerships that operates four eldercare centers will require consolidation under FIN 46 because Genesis holds a majority of the related financial risks and rewards, despite the Company’s lack of voting control. This partnership has assets of $7.3 million, annual revenues of approximately $15.5 million, and de minimus net income. Upon consolidation, the Company would eliminate its $2.8 million investment in this partnership.

Back to Contents

15.    Subsequent Events

     On February 6, 2003, the Company sold eight skilled nursing centers located in the state of Illinois for cash of $22.3 million. The majority of sale proceeds are expected to be used to repay senior indebtedness. At December 31, 2002, these properties were classified as assets held for sale and their results of operations were included with those of discontinued operations.

     In February 2003, the Company announced that it had reached two separate agreements to sell its eldercare assets located in the state of Florida. In one agreement, Genesis signed a letter of intent to sell nine skilled nursing facilities and transfer leasehold rights in one skilled nursing facility and one assisted living facility for $26.8 million. In the current year quarter, the Company recognized $23.5 million of revenue and $0.2 million of income from continuing operations from these assets, which will be treated as discontinued operations beginning in the second fiscal quarter of 2003. In a separate transaction, Genesis signed an agreement of sale to sell four assisted living facilities for $8.5 million. The results of these businesses were accounted for as discontinued operations beginning in the first fiscal quarter of 2003. Both transactions are subject to customary closing conditions.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are a leading provider of healthcare and support services to the elderly. Our operations are comprised of two primary business segments, inpatient services and pharmacy services. These segments are complemented by an array of other service capabilities. See “– Certain Transactions and Events – Change in Strategic Direction and Objectives.”

     We provide inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. We currently own, lease or manage 254 eldercare centers with 30,704 beds, of which 18 centers having 1,922 beds have been identified as either assets held for sale or discontinued operations. We include the revenues of our owned and our leased centers in inpatient service revenues in our unaudited consolidated statements of operations. Management fees earned from our managed and / or jointly–owned centers are included in other revenues in our unaudited consolidated statements of operations.

     We provide pharmacy services nationwide to approximately 248,000 beds through 59 institutional pharmacies (five are jointly–owned) and 16 medical supply and home medical equipment distribution centers (four are jointly–owned). In addition, we operate 31 community–based retail pharmacies (two are jointly–owned) which are located in or near medical centers, hospitals and physician office complexes.

     We also provide rehabilitation services, diagnostic services, respiratory services, hospitality services, group purchasing services and healthcare consulting services, the revenues for which are included in other revenues in our unaudited consolidated statements of operations.

Certain Transactions and Events

Change in Strategic Direction and Objectives

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

     On June 22, 2000, we and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the same date, our 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries, and certain of its affiliates also filed for relief under Chapter 11 of the United States Code with the Bankruptcy Court. We and Multicare emerged from bankruptcy on October 2, 2001 and Multicare became our wholly–owned subsidiary.

Back to Contents

     Leading up to and during our Chapter 11 proceedings, the eldercare segment of our business suffered from significant cuts and pressures in funding sources, nursing labor cost increases in excess of inflation, intensified regulatory oversight and intervention, and increases in the cost of medical malpractice insurance. Also, during this time period, changes in reimbursement policies caused a greater focus on drug costs and utilization by customers of our pharmacy segment, putting pressure on pharmacy pricing and revenue growth. Despite these pricing pressures, we were able to grow pharmacy revenues at between 8%–9% per year between fiscal 1999 and 2001 through, among other things, new customer sales, higher drug pricing and higher drug utilization from existing customers. In fiscal 1997, 65% and 22% of our total revenues were from inpatient services and pharmacy services, respectively. By fiscal 2002, 51% and 43% of our total revenues were from inpatient services and pharmacy services, respectively.

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

     The conclusions reached and recommendations made in connection with these evaluations suggest greater growth potential and less exposure to regulatory risk in our pharmacy segment than the eldercare segment. Consequently, it is management’s intention to shift our long–term strategic focus away from the eldercare network strategy in favor of a greater commitment to the institutional pharmacy business. This fundamental shift in strategic direction is expected to strengthen our financial position, tighten our business focus and improve competitiveness in our pharmacy segment.

     In October of 2002, we announced that we retained UBS Warburg LLC and Goldman Sachs & Co. to assist in exploring certain strategic alternatives, including but not limited to, the potential sale or spin–off of our eldercare business.

     In addition to our long–term strategy to invest in our pharmacy segment, management established the following short–term strategic objectives:

•	evaluate and reduce overhead costs;
•	implement pharmacy segment margin expansion plans and reorganize pharmacy customer management functions;
•	pursue operational efficiencies in our inpatient services segment;
•	retain a permanent chief executive officer;
•	pursue selective acquisitions; and
•	evaluate and rationalize under–performing assets and business lines.

Back to Contents

     Our progress to date on each of these objectives is as follows:

     Evaluate and reduce overhead costs. In the fourth fiscal quarter of 2002, we completed an annualized $16 million expense reduction program, which included the elimination of over 130 positions, coupled with cuts to certain non–labor expenses.

     Implement pharmacy segment margin expansion plans. The primary elements of our pharmacy segment margin expansion plans include reducing product acquisition costs, improving labor utilization, evaluating segment specific overhead costs, implementing operational best demonstrated practices and improving credit administration. Beginning in the fourth fiscal quarter of 2002, NeighborCare® began implementation of certain best demonstrated practice initiatives. Through December 2002, these initiatives were being implemented in six of our seven pharmacy regions and will expand to all pharmacy regions in the second fiscal quarter of 2003.

     Pursue operational efficiencies in our inpatient services segment. The primary elements of our inpatient services segment operational efficiency improvements include a continued focus on increasing quality payor mix, improving labor utilization, consolidating key business processes and better leveraging our existing infrastructure within our core markets to improve occupancy.

     Retain a permanent chief executive officer. In January 2003, we named Robert H. Fish as permanent chairman of the board of directors and chief executive officer. Mr. Fish served as our interim chief executive officer since May 2002.

     Pursue selective acquisitions. We continue to critically evaluate selective acquisitions, particularly pharmacy and other health service related businesses.

     Evaluate and rationalize under–performing assets and business lines. In the normal course of business, we continually evaluate the performance of our operating units, with an emphasis on selling or closing under–performing or non–strategic assets. On February 6, 2003, we sold eight skilled nursing centers located in the state of Illinois for cash of $22.3 million. In February 2003, we also announced that we had reached two separate agreements to sell our eldercare assets located in the state of Florida. In one agreement, we signed a letter of intent to sell nine skilled nursing facilities and transfer leasehold rights in one skilled nursing facility and one assisted living facility for $26.8 million. In a separate transaction, we signed an agreement of sale to sell four assisted living facilities for $8.5 million. Both Florida transactions are subject to customary closing conditions.

Strategic Planning, Severance and Other Related Costs.

     We have incurred costs that are attributable to our long term objective of transforming to a pharmacy based business and our short term objectives discussed above. Certain of these costs are expected to continue for the foreseeable future and are segregated in the unaudited consolidated statement of operations as “Strategic Planning, Severance and Other Related Costs”. Details of these costs follow (in thousands):

	Accrued at September 30, 2002	Three Months Ended December 31, 2002		Accrued at December 31, 2002
		Provision	Paid

Severance and related costs	$1,100	$4,867	$4,363	$1,604
Strategic consulting costs	621	2,378	2,533	466

Total	$1,721	$7,245	$6,896	$2,070

     Severance related costs. In fiscal 2002, we announced an expense reduction program, which included the termination of over 100 individuals resulting in $3.8 million of severance related costs. At December 31, 2002, $0.8 million remains unpaid, which is expected to be paid during fiscal 2003.

     In October 2002, Richard R. Howard resigned as vice chairman. Mr. Howard was responsible for oversight of Genesis ElderCare’s regional operations, as well as clinical practice, real estate and property management. We recognized $4.8 million in severance and related costs in the current quarter in connection with Mr. Howard’s transition agreement, of which $0.8 million remains unpaid at December 31, 2002, and is expected to be paid during fiscal 2003

Back to Contents

     Strategic consulting costs. During the current quarter we incurred strategic consulting costs of $2.4 million, in connection with several of our new strategic objectives. Initially, these strategic consulting firms were engaged to assist the board of directors and management in the evaluation of our existing business model and the development of our strategic alternatives. Additional services were procured to assist in the evaluation of our pharmacy sales and marketing function and the bid selection process in connection with the potential sale of the eldercare business.

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

     We recognize the cost of such consulting fees as the services are performed, and expect to incur $2 million of additional consulting fees through the second quarter of fiscal 2003, principally to continue the pharmacy performance improvement initiatives. These performance improvement initiatives are expected to be fully operational by fiscal 2004. If successful, we believe we can improve current pharmacy operating income by as much as $18 million per year. See “Cautionary Statement Regarding Forward Looking Statements”.

Proposed NCS Transaction

     On July 28, 2002, we and our wholly–owned subsidiary, Geneva Sub, Inc., entered into an agreement and plan of merger (the “Merger Agreement”) with NCS HealthCare, Inc. (“NCS”), pursuant to which NCS was to become our wholly–owned subsidiary of us (the “NCS Transaction”). NCS provides institutional pharmacy services to approximately 196,000 long–term care and assisted living beds in 36 states.

     After the Merger Agreement was entered, Omnicare, Inc. made a cash tender offer for all of the NCS shares, at a price per share of $3.50 in cash. In addition, seven separate lawsuits (one of which was filed by Omnicare) were filed alleging in general that certain officers and directors of NCS breached their fiduciary duties to the NCS stockholders by entering into the Merger Agreement and the related Voting Agreements, and sought to invalidate the Voting Agreements and enjoin the merger.

     On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior determinations of the Court of Chancery, entered an order preliminarily enjoining the consummation of the NCS Transaction pending further proceedings.

     On December 15, 2002, we entered into a termination and settlement agreement with Omnicare whereby we agreed to terminate the Merger Agreement on December 16, 2002 and Omnicare agreed to pay to us a $22 million break–up fee. In addition, we and Omnicare each agreed to release the other from any claims arising from the Merger Agreement and not commence any action against one another in connection with the Merger Agreement. On December 16, 2002 we provided notice to NCS terminating the Merger Agreement. We recognized the break–up fee net of $10.8 million of financing, legal and other costs directly attributable to the proposed NCS Transaction. As of December 31, 2002, the Company had collected $6 million of the break–up fee, with the remaining $16 million received in January 2003.

Back to Contents

Amended Pharmacy Service Agreements

     On August 15, 2002, we announced that we and HCR Manor Care, Inc. agreed to withdraw all outstanding legal actions against each other stemming from the acquisition by our subsidiary, NeighborCare®, of HCR Manor Care’s pharmacy subsidiary, Vitalink. We and HCR Manor Care also agreed to withdraw the prior pharmacy service agreement that was set to expire in 2004 and entered into a new pharmacy service agreement. The new pharmacy service agreement runs through January 2006 and covers approximately 200 of HCR Manor Care’s facilities. The pricing in the new pharmacy service agreement was reduced by approximately $12.8 million annually based upon current sales volumes.

     In September 2002, we were awarded a contract to serve 6,892 beds owned by the State of New Jersey under a three year agreement with the option for two one year extensions. NeighborCare was the predecessor pharmacy serving these beds under a 1996 agreement of an initial term of three years which was extended through September 30, 2002. The new contract was awarded through the State’s competitive bidding process, and was bid by us at reimbursement rates lower than the prior agreement. The revenue reduction associated with the new pharmacy agreement was approximately $7.2 million annually based upon current sales volumes.

Medical Supplies Service Agreement

     During the third quarter of fiscal 2002, NeighborCare entered into a seven year agreement with Medline Industries, Inc. for the fulfillment of NeighborCare’s bulk medical supply services to its customers. Under the agreement, Medline provides order intake, warehousing, delivery and invoicing services. NeighborCare earns a service fee from Medline for providing sales and marketing services, calculated as a percentage of the revenues earned by Medline for sales to NeighborCare customers. As a result of this agreement, NeighborCare no longer recognizes revenue for the sale of bulk medical supplies to its customers. The agreement does not include certain products and services that NeighborCare continues to sell directly to customers. It is estimated that the agreement will result in an annual reduction of pharmacy service revenue of approximately $48 million with no significant impact on operating or net income.

Assets Held for Sale and Discontinued Operations

     Discontinued businesses are removed from the results of continuing operations. During the current quarter, five eldercare centers and an internet–based business–to–business joint venture partnership were either held for sale or closed. During fiscal 2002, we classified our ambulance business, all eldercare centers located in the states of Wisconsin and Illinois, five eldercare centers in other states and one medical supply distribution site as discontinued. The results of operations in the current and prior year periods, along with any costs to exit such businesses have been classified as discontinued operations in the unaudited consolidated statements of operations.

     Interest expense has been allocated to discontinued operations for all periods presented based on debt to be repaid in connection with the sale of the assets as required under the Senior Credit Facility. The amount of net interest expense allocated to discontinued operations was $0.6 million (net of an income tax benefit of $0.4 million) for the current quarter and the prior year quarter.

     The current portion of our assets held for sale at December 31, 2002 of $22.3 million is related to our properties located in the state of Illinois. See “– Certain Transactions and Events – Change in Strategic Direction and Objectives – Recent Developments”. The long-term portion of our assets held for sale at December 31, 2002 are primarily related to our properties located in the states of Wisconsin ($17.5 million) and Florida ($8.5 million).

Back to Contents

     The following table sets forth the components of loss from discontinued operations for the current quarter and the same period last year (in thousands):

	2002	2001

Net operating loss of discontinued businesses	$(2,386)	$(981)
Loss on discontinuation of businesses	(3,339)	–
Income tax benefit	2,166	382

Loss from discontinued operations, net of taxes	$(3,559)	$(599)

     The loss on discontinuation of businesses includes the write–down of assets to estimated net realizable value.

Results of Operations

First quarter ended December 31, 2002 compared to first quarter ended December 31, 2001

Consolidated Results

     Revenues

     In the current quarter, revenues grew $33.9 million, or 5%, to $669.5 million compared to $635.6 million for the same period in the prior year. Of this growth, pharmacy services revenue to external customers increased by $22.5 million, inpatient services revenue grew by $7.7 million and all other business lines grew $3.7 million. See “– Segment Results” further in this section for a discussion of inpatient services and pharmacy services revenue fluctuations. Other revenue increased $3.7 million, principally driven by growth in our rehabilitation services business.

     Operating Expenses

     Salaries, wages and benefits for the current quarter increased $22.2 million, or 8%, to $290.3 million from $268.1 million for the same period in the prior year. This increase was driven by operational growth, inflationary cost increases and the relative mix of employed labor versus agency labor costs. Expressed as a percentage of revenues, salaries, wages and benefits were 43.4% for the current quarter compared to 42.2% for the same period in the prior year. See “– Segment Results – Inpatient Services” for a detailed description of labor trends in our most labor intensive segment.

     Cost of sales increased $14.7 million, or 9%, for the current quarter to $186.8 million from $172.1 million in the same period in the prior year. Of this increase, approximately $14.1 million is attributed to pharmacy revenue growth, with the remaining $0.6 million attributed to an increase in our cost of sales leading up to the anticipated closing of the proposed NCS Transaction. In connection with this proposed transaction, we intended to finance a portion of the purchase price through trade credit borrowings with our pharmacy supplier. This extension of credit resulted in an added charge through our cost of sales. We subsequently repaid this trade credit borrowing and, by the end of the current quarter, had reduced pricing to levels which existed prior to the extension of trade credit.

     Other operating expenses, including our general and administrative expenses, decreased $0.7 million, or 1%, for the current quarter to $134.2 million compared to $134.9 million in the same period in the prior year. This decline is attributed to reductions in overhead costs, lower levels of cash based incentive compensation costs and reduced reliance on nursing agency labor costs. These cost reductions were partially offset by inflationary cost increases.

     In the current quarter, we incurred $7.2 million of costs that are attributable to our change in strategic direction and objectives. These costs are expected to continue through our second fiscal quarter of 2003 and are segregated in the unaudited consolidated statement of operations as “Strategic Planning, Severance and Other Related Costs”. See “Cautionary Statement Regarding Forward Looking Statements”. There were no strategic planning, severance and other related costs incurred in the same period in the prior year. For a detailed discussion of these costs, see “– Certain Transactions and Events – Change in Strategic Direction and Objectives – Strategic Planning, Severance and Other Related Costs.”

     As a result of the factors described above, operating income decreased $9.6 million, to $51 million for current quarter from $60.6 million for the same period in the prior year. Operating income is defined as income after operating expenses as they appear in our unaudited consolidated statements of operations and is calculated by subtracting salaries, wages and benefits, cost of sales, other operating expenses and strategic planning, severance and other related costs from net revenues.

Back to Contents

     Capital Costs and Other

     In the current quarter, we recorded a net gain of $11.2 million resulting from the break–up fee in the proposed NCS transaction. The $22 million break–up fee was recorded net of $10.8 million of costs we incurred in connection with the proposed NCS transaction. In addition, we recorded a $1.1 million gain resulting from the early extinguishment of mortgage debt.

     Depreciation and amortization expense increased $1.6 million to $16.7 million for the current quarter compared to $15.1 million for the same period in the prior year. The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year quarter in excess of fixed asset retirements, and from the amortization of certain identifiable intangible assets acquired since the prior year quarter.

     Lease expense increased $0.3 million in the current quarter, to $7.2 million compared to $6.9 million for the same period in the prior year. This increase is attributed to scheduled rate increases of operating leases.

     Interest expense decreased $0.3 million for the current quarter to $11.4 million, compared to $11.7 million for the same period in the prior year. Of this decrease $0.7 million is attributed to a reduction in our weighted average borrowing rate offset by $0.4 million due to an increase in debt levels. The decline in our weighted average borrowing rate is due to the refinancing of higher fixed rate mortgages with lower variable rate borrowings, offset by an increase to interest expense from the incremental costs of our derivative financial instruments entered into in the fourth quarter of fiscal 2002, which fixed or capped our interest cost on $275 million of debt. On December 31, 2002 we prepaid approximately $23.8 million of senior debt and $16 million of mortgage debt. As a result of that reduction in debt, and assuming no increase in our weighted average borrowing rate, our interest expense is expected to decline in the second fiscal quarter of 2003. See “Cautionary Statement Regarding Forward Looking Statements”.

     Our income tax expense in the current quarter and prior year quarter is estimated at an effective tax rate of 39%.

     Equity in net earnings of unconsolidated affiliates for the current quarter was $0.1 million compared to $0.6 million for the same period in the prior year, which is due to a decline in the earnings / losses reported by our unconsolidated affiliates. This decline is primarily attributed to the negative impact of the Medicare cliff on the operating results of our unconsolidated affiliates.

     Minority interests expense increased $0.9 million for the current quarter to $1.1 million compared to $0.2 million for the comparable period in the prior year. This increase is attributed to the acquisition of a pharmacy joint venture for the full three months of the current year quarter compared to one month in the prior year quarter.

     Preferred stock dividends were relatively unchanged at $0.7 million and $0.6 million for the current and prior year quarter, respectively. Preferred stock dividends are accrued and paid in the form of additional shares of preferred stock (paid–in–kind).

Back to Contents

     Loss from discontinued operations, net of taxes, was $3.6 million in the current quarter and $0.6 million in the same period of the prior year. The change is due to a $3.3 million asset write–down of an asset classified as discontinued in the current year quarter, partially offset by the relative profitability of those businesses identified as discontinued operations. See “– Certain Transactions and Events – Assets Held For Sale and Discontinued Operations”.

Segment Results

     We have two reportable segments: (1) inpatient services and (2) pharmacy services. For a reconciliation of segment financial information to the unaudited consolidated statements of operations, see “Note 9 – Segment Information” in the notes to our unaudited condensed consolidated financial statements.

     Inpatient Services

     Inpatient services revenue increased $7.8 million, or 2%, to $330.8 million for the current quarter from $323 million for the same period in the prior year. Of this increase, $8.3 million is principally attributed to increased payment rates. Our average rate per patient day for the current quarter was $184 compared to $178 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($145 in current quarter versus $133 in prior year quarter), most notably in the states of Massachusetts and Florida; offset by a decline in our average Medicare rate per patient day ($307 in current quarter versus $340 in prior year quarter) due to the net impact of the October 1, 2002 expiration of Medicare enactments that provided for additional funding (the Medicare Cliff). Our net rate increases are offset by a decrease in revenue of $0.5 million resulting from an overall decrease in occupancy and shifts in payor mix. Total patient days decreased 22,807 to 1,794,810 in the current quarter compared to 1,817,617 during the comparable period last year. Our occupancy was 91.1% and 92.2% in the current and prior year quarters, respectively.

     Operating expenses in the current quarter increased $14.2 million, or 5%, to $293.2 million from $279 million for the same period in the prior year. The primary cost for this segment is salary, wage and benefit costs, which increased $14.8 million, or 9%, to $170.9 million in the current quarter from $156.1 million for the same period in the prior year. This increase is driven by inflationary cost increases of $7.5 million, or 6%, in our nursing employees’ salary, wage and benefit base, and an increase of employed labor versus agency labor costs of $5.2 million. A portion of the increase in our employed nursing labor cost can be attributed to certain states imposing mandated increased nursing staff levels in conjunction with increased Medicaid funding. The remaining growth of $2.1 million relates principally to inflationary wage growth in other operational departments of the segment. The inpatient services segment has experienced continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs) resulting from improved hiring and retention trends. External labor agencies, which are included in our other operating expenses, charge us a premium labor rate compared to salary, wage and benefits earned by employees. Other operating expenses decreased $0.6 million, or 1%, to $122.3 million for the current quarter compared to $122.9 million for the same period last year. The decline was primarily driven by lower agency labor costs of $4.4 million, offset by $1.6 million of additional ancillary supply costs to treat a higher acuity customer base, increased property and general liability insurance of $1.2 million and other operating cost increases of $1 million.

     As a result of the factors described above, operating income decreased $6.5 million, or 15%, to $37.5 million for the current quarter from $44 million for the same period in the prior year. Operating income margin declined to 11.3% in the current quarter from 13.6% for the same period in the prior year. Operating income of our segments does not include an allocation of corporate overhead costs and certain other adjustments. Operating income is defined as income after operating expenses as they appear in our unaudited consolidated statements of operations and is calculated by subtracting salaries, wages and benefits, cost of sales, other operating expenses and strategic planning, severance and other related costs from net revenues.

Back to Contents

     Pharmacy Services

     Pharmacy services revenue (before intersegment eliminations) increased $16.2 million, or 5%, to $315.1 million for the current quarter compared to $298.9 million for the same period in the prior year. Pharmacy service revenues with external customers increased $22.5 million, or 8%, and is attributed to favorable changes in bed mix, patient acuity and product pricing; offset by pricing concessions of $5 million afforded in the extension of material contracts. Revenues are further offset by $12 million due to reduced medical supplies revenue following a third quarter of fiscal 2002 medical supplies services agreement under which NeighborCare® transferred the fulfillment of its medical supply services to Medline. After considering the impact of these events, pharmacy services revenues increased 13.2%, or $39.5 million for the current quarter compared to the same period in the prior year. See “– Certain Transactions and Events – Amended Pharmacy Services Agreements” and “– Certain Transactions and Events – Medical Supplies Services Agreement”. Revenues from intersegment customers, which are eliminated in consolidation, decreased $6.1 million, or 24%, to $20.1 million for the current quarter compared to $26.2 million for the same period in the prior year. This decline is principally due to the transition of the medical supply services to Medline.

     Cost of sales (before intersegment eliminations) increased $10.8 million, or 6%, for the current quarter, to $198.1 million from $187.3 million for the same period in the prior year. Of this growth, $10.2 million is attributed to pharmacy revenue volume growth, with the remaining $0.6 million attributed to an increase in our cost of sales leading up to the anticipated closing of the proposed NCS Transaction. In connection with this proposed transaction, we intended to finance a portion of the purchase price through trade credit borrowings with our pharmacy supplier. This extension of credit resulted in an added charge through our cost of sales. We subsequently repaid this trade credit borrowing and, by the end of the current quarter, had reduced pricing to levels which existed prior to the extension of credit. As a percentage of revenue, cost of sales for the current and prior year quarters was 62.9% and 62.7%, respectively. Other operating expenses for this segment, including salaries, wages and benefits, increased $3.5 million, or 4%, to $88.8 million for the current quarter compared to $85.3 million for the same period in the prior year. As a percentage of revenue, other operating costs declined to 28.2% for the current quarter from 28.5% for the comparable period in the prior year. This decline is attributed to improved cost control and the leveraging of fixed costs against increased revenues.

     As a result of the factors described above, operating income increased $1.9 million, or 7% to $28.2 million in the current quarter from $26.3 million for the same period in the prior year. Operating income margin improved to 8.9% in current quarter from 8.8% in the same period in the prior year. Operating income of our segments does not include an allocation of corporate overhead costs and certain other adjustments. Operating income is defined as income after operating expenses as they appear in our unaudited consolidated statements of operations and is calculated by subtracting salaries, wages and benefits, cost of sales, other operating expenses and strategic planning, severance and other related costs from net revenues.

Liquidity and Capital Resources

Working Capital and Cash Flows

     We have a Senior Credit Facility originally consisting of the following: (1) a $150 million revolving line of credit (the “Revolving Credit Facility”); (2) a $285 million term loan (the “Term Loan”); and (3) and $80 million delayed draw term loan (the “Delayed Draw Term Loan”) (collectively the “Senior Credit Facility”). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter–bank Offered Rate (“LIBOR”) plus 3.50%, or approximately 4.86% at December 31, 2002. At December 31, 2002, there was $261.5 million outstanding under the Term Loan and $75.6 million was outstanding under the Delayed Draw Term Loan. The outstanding amounts under the Revolving Credit Facility, if any, bear interest based upon a performance related grid. The Revolving Credit Facility was not drawn upon in the quarter end December 31, 2002.

Back to Contents

     At December 31, 2002, we had cash and equivalents of $94.2 million, net working capital of $416.2 million and $149.2 million of unused commitment under our $150 million revolving credit facility.

     At December 31, 2002, we had restricted investments in marketable securities of $95.2 million, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly–owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through inter–company loans, advances or cash dividends.

     Our cash flow from operations before debt restructuring and reorganization costs for the current quarter was $13.3 million compared to $73.7 million for the same period in the prior year. Timing of payments for vendor and employee obligations accounted for $39.2 million of the decline in cash provided by operating activities in the current year quarter, $10.5 million is attributed to lower collections of accounts receivable, and approximately $10.7 million is due to a decline in operations principally driven by the negative impact of the Medicare cliff. Cash payments for debt restructuring and reorganization costs were $0.3 million for the current quarter compared to $26.0 million for the same period in the prior year. Included in our cash flow from operations before debt restructuring and reorganization costs for the quarter ended December 31, 2002 is the net impact of amounts paid in conjunction with the NCS Transaction and the receipt of a portion of the break–up fee (see “– Certain Transactions and Events – Proposed NCS Transaction”). These cash inflows and outflows were approximately $6 million each and therefore had a de minimus affect on the cash flow from operations in the current quarter. We believe that cash flow from operations, along with available borrowings under our revolving credit facility, are sufficient to meet our current liquidity needs.

     Our days sales outstanding at December 31, 2002 was relatively unchanged at 52 days.

     Our net cash used in investing activities for the current quarter was $25.5 million, and includes $12.8 million of capital expenditures. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect to continue to incur capital expenditure costs at levels at or above those for the current quarter for the foreseeable future.

     Our investing activities for the current quarter also include $9.1 million in net investments in restricted investments in marketable securities, representing the current period funding of self insured workers’ compensation and general / professional liability insurance retentions held by LHC.

     Our financing activities for the current quarter resulted in net cash outflows of $41.4 million, and include $43.4 million of debt repayments. Our Senior Credit Facility contains a provision requiring prepayment of amounts determined to be excess cash flow calculated as a percentage of operating profits, after capital investments and debt repayments. Of the amount determined as excess cash flow, 75% is to be paid to our senior lenders in the form of a mandatory prepayment by December 31 of each year. Of the $43.4 million of debt repayments made in the current quarter, $23.8 million is the result of this excess cash flow recapture provision, and $16 million of the remaining debt repayments during the quarter are the result of the early extinguishment of three fixed rate mortgages.

     Our Senior Credit Facility requires that we achieve certain levels of fixed versus variable interest rate exposure. We are required to either enter into interest rate agreements that effectively fix or cap the interest cost on at least 50% of our consolidated debt. In order to meet this requirement, we entered into interest rate swap and cap agreements that effectively convert underlying variable rate debt into fixed rate debt. At December 31, 2002, after considering the $275 million notional principal amount of these agreements, 53% of our total debt is subject to rate protection. See “Quantitative and Qualitative Disclosures About Market Risk.”

Back to Contents

     The Senior Credit Facility agreement requires the Company to use the proceeds from the sale of certain assets to repay Senior Credit Facility debt or to reinvest in similar assets. Consequently, we expect the majority of any proceeds received upon the sale of assets classified as held for sale to be used to repay Senior Credit Facility debt unless reinvested in similar assets.

     In the current quarter, we incurred $10.1 million of lease obligation costs and expect to continue to incur lease costs at or above levels approximating those for the current quarter for the foreseeable future. We classify operating lease costs associated with our eldercare centers and corporate office sites as lease expense in the consolidated statement of operations, while the operating lease costs of pharmacy and other health service sites are included within other operating expenses. For the current quarter, our lease expense was reduced $1.3 million in connection with the amortization of net unfavorable lease credits established in fresh–start reporting. Consequently, our cash basis lease cost was $11.4 million.

     We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures as well as current and projected debt service requirements.

Non–derivative Off–balance Sheet Arrangements

     We have posted $0.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. Our currently outstanding letter of credit serves to collateralize our lease obligation concerning one eldercare center. The letters of credit are not recorded as liabilities on our balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

     We have extended $7.4 million in working capital lines of credit to certain jointly owned and managed entities, of which $4.5 million were unused at December 31, 2002. Our extension of such working capital lines of credit serves to provide certain of our long–term care affiliates access to working capital to supplement temporary short–falls in cash flows. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were deemed unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

     We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $14.2 million at December 31, 2002. Our share of the income of these partnerships for the three months ended December 31, 2002 and 2001 is $0.1 million and $0.6 million, respectively. The majority of these partnerships operate skilled nursing or assisted living properties. Our business objective is typically to partner with hospitals or other healthcare providers who wish to enter the long–term care business, but do not have the operational expertise to manage such a business. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third–parties. We have provided $11.5 million of financial guarantees related to loan commitments of four jointly owned and managed companies. We have also provided $11.3 million of financial guarantees related to lease obligations of one jointly–owned and managed company that operates four eldercare centers. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter–parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

     Our business activities do not include the use of unconsolidated special purpose entities.

Back to Contents

Warrants

     In connection with our reorganization, we issued warrants to purchase 4,559,475 shares of our common stock. The warrants represented 11% of the common stock issued in connection with our joint plan of reorganization. The warrants, which expired on October 2, 2002, had an exercise price of $20.33 per share of common stock.

Income Taxes

     We have NOL carryforwards of $270 million remaining at December 31, 2002, utilization of which is subject to applicable limitations imposed by Section 382 of the Internal Revenue Code. There can be no assurances that we will be able to utilize these NOL’s and, consequently, they are subject to a 100% valuation allowance.

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

     A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. The expiration of these provisions has reduced Genesis’ Medicare per diems per beneficiary, on average, by $34, resulting in reduced revenue of approximately $9.3 million in the Company’s first quarter of fiscal 2003 (the Medicare cliff). For Federal fiscal year 2003 the Centers for Medicare and Medicaid Services used their discretionary authority to continue the payment add–ons. The recently released proposed Federal Budget for fiscal year 2004 indicates that the Centers for Medicare and Medicaid Services will extend the add–ons described in the previous paragraph for the coming year. It is uncertain as to whether as part of the rule–making process the agency will propose changes in how the add–ons are applied. Proposed rules are normally released in late April with a 60–day public comment period. By law, final rules for coming fiscal year must be issued by August 1. Effective October 1, 2002, Medicare rates adjusted for the Medicare cliff were increased by a 2.6% annual market basket adjustment. For Genesis, this net impact of these provisions is estimated to adversely impact annual revenue and operating income from continuing operations beginning October 1, 2002 by approximately $28 million.

     The prospects for legislative relief are uncertain. The 107th Congress adjourned without resolving Medicare provider issues. The 108th Congress begins January 7, 2003. During the 107th Congress, the House of Representatives passed a package of Medicare amendments (late June 2002). Under the House–passed measure, portions of the expiring provisions would be retained. Several attempts were made to secure Senate consideration of a slightly more favorable package of legislative amendments. Prospects for expeditious action by the 108th Congress are uncertain. As part of the proposed Federal Budget for fiscal year 2004, the President has advanced a major “Medicare Modernization” initiative. It is not clear whether additional assistance to providers will be included in the details of the President’s plan. Efforts are underway with the trade groups to advocate for SNF PPS relief as part of Congressional consideration of the President’s plan and related Medicare legislation.

     There are additional provisions in the Medicare statute affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings. There are two issues in particular that could have measurable negative impact, practitioner fee schedules and caps on Medicare Part B therapies. Absent Congressional action, the formula driven payment structure for calendar year 2003 physician and non–physician fee schedules will be reduced by 4.4%. This reduction affects not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals. Centers for Medicare and Medicaid Services has delayed the implementation of the fiscal year 2003 fee schedules to March 1, 2003 providing Congress time to address the fee schedule reduction. Legislation has passed the Senate preventing the reduction. While the measure has the support of the White House and key legislators, passage is still not assured. Effective January 1, 2003, the moratorium on implementing payment caps on therapy services expired. The Centers for Medicare and Medicaid Services has issued instructions indicating that the agency is not prepared to apply the therapy limit at this time, and that any implementation would be prospective from the date that instructions are effective.

Back to Contents

     Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. One of the most contentious issues before the 107th Congress was legislation expanding coverage under Medicare for outpatient pharmaceutical services. In June, 2002 the House of Representatives passed a comprehensive measure that would have expanded coverage administered by pharmacy benefit managers. The Senate deadlocked in its deliberations. Medicare pharmacy coverage was an important issue during the 2002 mid–term Congressional elections and, therefore, it is not unreasonable to expect that the 108th Congress will resume consideration of a benefit expansion. In both his State of the Union Address and his budget message, the President has highlighted his appeal for Medicare modernization and enactment of a broader Medicare outpatient drug benefit. Transforming Medicare was a major theme of the President’s State of the Union address and his proposed fiscal year 2004. Many of the measures considered during the 107th Congress would include institutional long–term care pharmacy as covered under the definitions of an outpatient Medicare benefit. The measure that passed the House of Representatives included provisions that would shift responsibility for pharmacy coverage for dually eligible Medicare beneficiaries from coverage currently provided under state Medicaid programs to coverage under the new Medicare benefit. If enacted, this approach could significantly alter the administration of and payment for long–term care pharmacy services.

     Many of these alternative payment provisions are expected to be considered during the 108th Congress either as part of consideration of the “Medicare Modernization” initiative or as freestanding legislation. It is premature to predict what actions the Congress will enact. Absent additional legislative authority, the Centers for Medicare and Medicaid Services has certain discretionary authority to adjust drug pricing. Effective January 2003, Centers for Medicare and Medicaid Services implemented a directive creating a single national calculation of “average wholesale price” for Medicare purchased drugs and biologicals. The agency has hinted that it might explore the use of its “inherent reasonableness” authority to adjust drug pricing. “Inherent Reasonableness” rules were finalized during January 2003.

     A number of states have enacted or are considering containment initiatives affecting pharmacy services. Many have focused on reducing what the state Medicaid program will pay for drug acquisition costs. Most states have lowered payment to a negative percentage of average wholesale price. Some have attempted to impose more stringent pricing standards. Institutional pharmacies are often paid a dispensing fee over and above the payment for the drug. To the extent that changes in the payment for drugs are not accompanied by an increase in the dispensing fee, margins could erode. Some states have explored efforts to restrict utilization (preferred drug lists, prior–authorization, formularies). A few states have attempted to extend the preferred Medicaid pricing to all Medicare beneficiaries.

     The recent economic downturn is having a detrimental affect on state revenues in most jurisdictions. Budget shortfalls range from 4–5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. State–specific details are just emerging as state legislatures begin the tasks of approving state budgets. We are engaged in each of the major states where Genesis ElderCare and NeighborCare provide services working with trade groups, consultants and government officials to responsively address the particular services funding issues.

Back to Contents

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. During the 107th Congress, the U.S. Senate passed legislation providing states with a temporary increase in the Federal Matching Assistance Percentage. This legislation was not passed, however, it has been reintroduced in both the U.S. Senate and the U.S. House of Representatives. In his proposed Federal Budget for fiscal year 2004, the President offered modest additional fiscal support and advanced several ideas for revising the program. The 108th Congress is expected to consider an array of Medicaid reform proposals. The American Health Care Association, the national trade association for the nursing home sector, has appointed a special work group to assist in evaluating the various Medicaid legislative options and in advocating for preferred reforms. An employee of Genesis Health Ventures is chairing that work group.

     It is not possible to quantify fully the effect of potential legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on Genesis’ business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect Genesis’ business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Genesis’ financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Critical Accounting Policies

     We consider an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our most recent annual report on Form 10–K:

•	Allowance for Doubtful Accounts
•	Loss Reserves for Certain Self–Insured Programs
•	Revenue Recognition / Contractual Allowances
•	Long–lived Asset Impairments

     Our senior management has reviewed these critical accounting policies and estimates with our audit committee. During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock–Based Compensation – Transition and Disclosure” (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock–based compensation. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ending September 30, 2003 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003.

Back to Contents

     In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We believe that one of our joint venture partnerships that operates four eldercare centers will require consolidation under FIN 46 because we hold a majority of the related financial risks and rewards, despite our lack of voting control. This partnership has assets of $7.3 million, annual revenues of approximately $15.5 million, and de minimus net income. Upon consolidation, we would eliminate our $2.8 million investment in this partnership.

Other

     We manage the operations of 69 eldercare centers. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar–for–dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship. Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the current quarter and the same period last year we billed our managed clients $32.3 million and $38.3 million, respectively, for such labor related costs.

Seasonality

     Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

     The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services and expanding our services. We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See “Cautionary Statement Regarding Forward Looking Statements.”

Back to Contents

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

     As of December 31, 2002, we have a $75 million interest rate swap agreement maturing on September 13, 2005, to pay fixed (3.1%) / receive variable (one month LIBOR) and a $125 million interest rate swap agreement maturing on September 13, 2007, to pay fixed (3.77%) / receive variable (one month LIBOR). In addition, we have a $75 million interest rate cap agreement maturing on September 13, 2004. The interest rate cap pays interest to us when LIBOR exceeds 3%. The amount paid to us is equal to the notional principal balance of $75 million multiplied by (LIBOR minus 3%) in those periods in which LIBOR exceeds 3%. We purchased the interest rate cap for $0.7 million which is being amortized to interest expense over the two year term of the agreement. Based upon confirmations from third party financial institutions, the fair value of the interest rate swap agreements and the interest rate cap agreement is a liability of $5.7 million and an asset of $0.2 million, respectively, at December 31, 2002.

     As of December 31, 2002, after considering the $275 million notional principal amount of these agreements, 53% of our total debt is subject to rate protection. A 1% increase in LIBOR would result in an increase to our interest expense of $3 million annually.

     As of December 31, 2002, we hold $19.1 million of investments in marketable securities that are affected by market rates of interest. A 1% change in the rate of interest would result in a change in the market value of the investments of $0.2 million annually.

Item 4.       Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

     Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a–14(c) and 15(d)–14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this quarterly report on form 10–Q (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to timely alert management to material information relating to Genesis during the period when our periodic reports are being prepared.

(b)     Changes in internal controls.

     Since the Evaluation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Back to Contents

PART II :    OTHER INFORMATION

Item 1.       Legal Proceedings

     We are a party to litigation in the ordinary course of business. See “Cautionary Statement Regarding Forward Looking Statements.”

     See “Item 3:  Legal Proceedings” of our Annual Report on Form 10–K for the fiscal year ended September 30, 2002, for a discussion of legal proceedings settled during the current quarter, which were previously disclosed.

Item 2.       Changes in Securities and Use of Proceeds – None

Item 3.       Defaults Upon Senior Securities – None

Item 4.       Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of shareholders during the first quarter of fiscal 2003.

     We will hold our 2003 Annual Meeting of Shareholders on April 9, 2003. Pursuant to the proxy rules under the Securities Exchange Act of 1934, as amended, our shareholders are notified that the deadline for providing us timely notice of any shareholder proposal to be submitted outside of the Rule 14a–8 process for consideration at our 2003 annual meeting of shareholders was February 1, 2003. As to all matters which we did not have notice on or prior to February 1, 2003, discretionary authority shall be granted to the persons designated in our proxy related to the 2003 annual meeting to vote on such proposal. With respect to inclusion of shareholder proposals in our proxy materials related to the 2003 annual meeting, a shareholder proposal was to be submitted to us at our office located at 101 East State Street, Kennett Square, Pennsylvania 19348, by February 1, 2003. Any such proposal must also have complied with the proxy rules under the Exchange Act, including Rule 14a–8.

Item 5.       Other Information – None

Back to Contents

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits

99.1 Certificate of Robert H. Fish, Principal Executive Officer, of the Company dated February 12, 2003 pursuant to 18 U.S.C. Section 1350.

99.2 Certificate of George V. Hager, Jr., Principal Financial Officer, of the Company dated February 12, 2003 pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

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

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 12, 2003 by the undersigned thereunto duly authorized.

Genesis Health Ventures, Inc.
/s/ George V. Hager, Jr. By: George V. Hager, Jr., Executive Vice President and Chief Financial Officer

Back to Contents

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES–OXLEY ACT OF 2002

I, Robert H. Fish, principal executive officer of Genesis Health Ventures, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genesis Health Ventures, Inc. and subsidiaries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/	Robert H. Fish
Robert H. Fish

Back to Contents

I, George V. Hager, Jr., principal financial officer of Genesis Health Ventures, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genesis Health Ventures, Inc. and subsidiaries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/	George V. Hager, Jr.
George V. Hager, Jr.