Form 10-Q
period 2003-03-31
GENESIS HEALTH VENTURES INC /PA
filed 2003-05-15
CIK 874265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-33217

GENESIS HEALTH VENTURES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-1132947 (I.R.S. Employer Identification No.)

101 East State Street Kennett Square, Pennsylvania (Address of principal executive offices)	19348 (Zip code)

(Registrant's telephone number, including area code) (610) 444-6350

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      NO

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES    (1)   NO

(1)	The registrant meets the definition of “accelerated filer” (as defined by Rule 12b-2 of the Act). However, the registrant notes that the phase-in period for accelerated deadlines of quarterly and annual reports will begin for reports filed by companies that meet the definition of “accelerated filer” as of the end of their first fiscal year ending after December 15, 2002. Accordingly, such rules do not currently apply to the registrant.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES      NO

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of May 9, 2003: 39,580,793 shares of the registrant’s common stock were outstanding and 261,441 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Back to Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used herein, unless the context otherwise requires, “Genesis,” the “Company,” “we,” “our” or “us” refers to Genesis Health Ventures, Inc. and our subsidiaries.

Statements made in this report and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on our business; the expected increase in Medicare rates projected for fiscal 2004; our ability to successfully implement our strategic objectives, including the completion and the effects of the spin-off of our eldercare business, the achievement of certain performance improvement initiatives within our pharmacy services segment in order to improve current pharmacy profitability, and the sale of certain assets; the expected reduction of pharmacy service revenue as a result of the medical supplies service agreement with Medline; the expected effects of the termination of our pharmacy services agreement with Mariner; the expected strategic planning, severance and other related costs in fiscal 2003 and the foreseeable future; estimates in our critical accounting policies including, our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for loss reserves for self-insured programs; and the expected repayments of Senior Credit Facility debt.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance, and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following:

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	changes in pharmacy legislation and payment formulas;

•	the impact of federal and state regulations;

•	changes in payor mix and payment methodologies;

•	further consolidation of managed care organizations and other third party payors;

•	competition in our businesses;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for qualified staff in the healthcare industry;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	an economic downturn or changes in the laws affecting our business in those markets in which we operate;

Back to Contents

•	the impact of our reliance on one pharmacy supplier to provide a significant portion of our pharmacy products;

•	the impact of acquisitions and/or a spin-off of our eldercare business;

•	the ability to implement and achieve certain strategic objectives;

•	the difficulty in evaluating certain of our financial information due to a lack of comparability following the emergence from bankruptcy; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

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

Back to Contents

PART I:   FINANCIAL INFORMATION

Item 1.      Financial Statements

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND SEPTEMBER 30, 2002
(IN THOUSANDS)

	March 31, 2003	September 30, 2002

Assets:
Current assets:
Cash and equivalents	$133,481	$148,030
Restricted investments in marketable securities	15,850	15,074
Accounts receivable, net	370,243	369,969
Inventory	68,003	64,734
Prepaid expenses and other current assets	46,586	47,850
Assets held for sale	40,314	46,134

Total current assets	674,477	691,791

Property, plant and equipment, net	743,241	795,928
Assets held for sale	21,551	—
Restricted investments in marketable securities	71,769	71,073
Other long-term assets	39,823	51,042
Investments in unconsolidated affiliates	12,084	14,143
Identifiable intangible assets, net	24,726	25,795
Goodwill	341,854	339,723

Total assets	$1,929,525	$1,989,495

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$53,606	$40,744
Accounts payable and accrued expenses	181,100	202,041

Total current liabilities	234,706	242,785

Long-term debt	571,616	648,939
Deferred income taxes	50,089	37,191
Self-insurance liability reserves	52,347	42,019
Other long-term liabilities	48,787	48,989
Minority interests	10,901	10,684
Redeemable preferred stock, including accrued dividends	46,114	44,765
Shareholders’ equity	914,965	914,123

Total liabilities and shareholders’ equity	$1,929,525	$1,989,495

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net revenues:
Inpatient services	$298,638	$299,139
Pharmacy services	302,844	279,179
Other revenue	46,070	42,101

Total net revenues	647,552	620,419

Operating expenses:
Salaries, wages and benefits	279,015	258,743
Cost of sales	190,017	178,425
Other operating expenses	124,038	122,663
Strategic planning, severance and other related costs	2,593	—
Net expense (gain) from break-up fee and other settlements	969	(21,678)
Depreciation and amortization expense	16,083	14,686
Lease expense	6,957	6,368
Interest expense	9,889	10,862

Income before debt restructuring and reorganization costs, income tax expense,
equity in net income (loss) of unconsolidated affiliates and minority interests	17,991	50,350
Debt restructuring and reorganization costs	—	1,700

Income before income tax expense, equity in net income (loss)
of unconsolidated affiliates and minority interests	17,991	48,650
Income tax expense	7,018	18,974

Income before equity in net income (loss) of unconsolidated affiliates and minority interests	10,973	29,676
Equity in net income (loss) of unconsolidated affiliates	541	(141)
Minority interests	(1,180)	(595)

Income from continuing operations before preferred stock dividends	10,334	28,940
Preferred stock dividends	666	630

Income from continuing operations	9,668	28,310
Loss from discontinued operations, net of taxes	(5,004)	(3,367)

Net income attributed to common shareholders	$4,664	$24,943

Per Common Share Data:
Basic:
Income from continuing operations	$0.23	$0.69
Loss from discontinued operations	(0.12)	(0.08)
Net income	$0.11	$0.61
Weighted average shares	41,641,179	41,168,498
Diluted:
Income from continuing operations	$0.23	$0.67
Loss from discontinued operations	(0.12)	(0.08)
Net income	$0.11	$0.59
Weighted average shares	41,641,179	43,300,745

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Six Months Ended	Six Months Ended
	March 31, 2003	March 31, 2002

Net revenues:
Inpatient services	$601,533	$596,634
Pharmacy services	597,911	551,784
Other revenue	89,119	81,447

Total net revenues	1,288,563	1,229,865

Operating expenses:
Salaries, wages and benefits	553,468	512,907
Cost of sales	376,769	350,524
Other operating expenses	246,523	246,019
Strategic planning, severance and other related costs	9,838	—
Net gain from break-up fee and other settlements	(11,337)	(21,678)
Depreciation and amortization expense	32,195	29,309
Lease expense	13,903	13,084
Interest expense	20,809	21,928

Income before debt restructuring and reorganization costs, income tax expense,
equity in net income of unconsolidated affiliates and minority interests	46,395	77,772
Debt restructuring and reorganization costs	—	1,700

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	46,395	76,072
Income tax expense	18,095	29,668

Income before equity in net income of unconsolidated affiliates and minority interests	28,300	46,404
Equity in net income of unconsolidated affiliates	592	391
Minority interests	(2,295)	(752)

Income from continuing operations before preferred stock dividends	26,597	46,043
Preferred stock dividends	1,349	1,260

Income from continuing operations	25,248	44,783
Loss from discontinued operations, net of taxes	(8,647)	(4,241)

Net income attributed to common shareholders	$16,601	$40,542

Per Common Share Data:
Basic:
Income from continuing operations	$0.61	$1.09
Loss from discontinued operations	(0.21)	(0.10)
Net income	$0.40	$0.99
Weighted average shares	41,594,523	41,102,279
Diluted:
Income from continuing operations	$0.61	$1.07
Loss from discontinued operations	(0.21)	(0.10)
Net income	$0.40	$0.97
Weighted average shares – income from continuing operations	43,829,594	43,230,208
Weighted average shares – net income	41,594,523	43,230,208

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2003 AND 2002
(IN THOUSANDS)

	Six Months Ended	Six Months Ended
	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net income attributed to common shareholders	$16,601	$40,542
Net charges included in operations not requiring funds	63,019	59,895
Changes in assets and liabilities:
Accounts receivable	(22,742)	(16,247)
Accounts payable and accrued expenses	(7,622)	24,585
Refinancing of pharmacy supplier credit terms	—	(42,000)
Receipt of break-up fee, net of costs	10,580	—
Other, net	4,761	125

Net cash provided by operating activities before debt restructuring and reorganization costs	64,597	66,900

Cash paid for debt restructuring and reorganization costs	(993)	(32,182)

Net cash provided by operating activities	63,604	34,718

Cash flows from investing activities:
Capital expenditures	(26,952)	(19,973)
Net sales (purchases) of restricted marketable securities	(909)	(13,039)
Acquisition of rehabiliation services business	(5,436)	—
Sale (purchase) of eldercare assets	29,556	(10,453)
Other	6,022	5,245

Net cash provided by (used in) investing activities	2,281	(38,220)

Cash flows from financing activities:
Repayment of long-term debt and payment of sinking fund requirements	(63,496)	(34,349)
Proceeds from issuance of long-term debt	—	80,000
Repurchase of common stock	(16,938)	—

Net cash (used in) provided by financing activities	(80,434)	45,651

Net increase (decrease) in cash and equivalents	$(14,549)	$42,149
Cash and equivalents:
Beginning of period	148,030	32,139

End of period	$133,481	$74,288

Supplemental cash flow information:
Interest paid	$21,093	$26,932
Income taxes paid, net	1,916	1,052
Non-cash financing activities:
Capital leases	2,592	741

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

Genesis is a leading provider of healthcare and support services to the elderly. The Company’s operations are comprised of two primary business segments, inpatient services and pharmacy services. These segments are complemented by an array of other service capabilities. See note 3 – “Strategic Planning, Severance and Other Related Costs”.

Genesis provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. As of March 31, 2003, Genesis own, leases, manages or jointly-owns 245 eldercare centers with 29,835 beds, of which 27 centers having 3,482 beds have been identified as either held for sale or closed. See note 9 – “Assets Held for Sale and Discontinued Operations”. Genesis includes the revenues of its owned and leased centers in inpatient services revenues in the unaudited condensed consolidated statements of operations. Management fees earned from the Company’s managed and / or jointly-owned eldercare centers are included in other revenues in the unaudited condensed consolidated statements of operations.

Genesis provides pharmacy services nationwide through its NeighborCare® integrated pharmacy operation that serves approximately 251,000 institutional beds in long-term care settings. The Company also operates 31 community-based retail pharmacies.

Genesis also provides rehabilitation services, diagnostic services, respiratory services, hospitality services, group purchasing services and healthcare consulting services, the revenues for which are included in other revenues in the unaudited condensed consolidated statements of operations.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

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

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insurance programs. Actual results could differ from those estimates.

Back to Contents

3.	Strategic Planning, Severance and Other Related Costs

Genesis has incurred costs that are directly attributable to the Company’s long-term objective of transforming to a pharmacy-based business and certain of its short-term strategic objectives. These costs are expected to continue for the foreseeable future and are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other related costs”. Details of these costs at March 31, 2003 follow (in thousands):

	Accrued at September 30,	Six Months Ended March 31, 2003		Accrued at March 31,
	2002	Provision	Paid	2003

Severance and related costs	$1,100	$4,868	$5,198	$770
Strategic consulting costs	621	4,970	4,308	1,283

Total	$1,721	$9,838	$9,506	$2,053

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

On December 15, 2000, Congress passed the Benefits Improvement Protection Act that increased the nursing component of federal prospective payment system’s rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories (“RUG”) to a 6.7% add-on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes had a positive impact on operating results.

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. The expiration of these provisions has reduced Genesis’ Medicare per diems per beneficiary, on average, by $34, resulting in reduced revenue of approximately $17.2 million in the Company’s first six months of fiscal 2003 (the Medicare Cliff). Effective October 1, 2002, Medicare rates adjusted for the Medicare cliff were increased by a 2.6% annual market basket adjustment. For Genesis, the net impact of these provisions is estimated to adversely impact annual revenue and EBITDA beginning October 1, 2002 by approximately $28 million.

For Federal fiscal year 2003, the Centers for Medicare and Medicaid Services used their discretionary authority to continue the payment RUG add-ons. The recently released proposed Federal Budget for fiscal year 2004 suggests that the Centers for Medicare and Medicaid Services will extend the add-ons described in the previous paragraph for the coming year. This decision is reflected in proposed fiscal year 2004 skilled nursing facility prospective payment system rules issued mid-May, 2003. The proposed rules continue the payment add-ons under the same criteria. Additionally, under the proposed rules, fiscal year 2004 payments would be increased by the full market basket increase, or 2.9%. These proposed rules are subject to a 60 day comment period. The Centers for Medicare and Medicaid Services could make changes in the final rules. By law, final rules for coming fiscal year must be issued by August 1st.

Back to Contents

There are additional provisions in the Medicare statute affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings. In February 2003, Congress passed legislation adjusting practitioner fee schedules. The Congressional action prevented a formula driven reduction in fee schedules. This restoration of rates affected not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals. In addition, effective January 1, 2003, the moratorium on implementing payment caps on Medicare Part B rehabilitation therapy services expired. The Centers for Medicare and Medicaid Services has issued instructions indicating that the agency will delay enforcement until mid-year and that the agency has clarified that any implementation would be prospective from the date that instructions are effective. Once effective, Medicare Part B therapy services will be subject to the caps which are expected to reduce revenues and EBITDA by approximately $17 million and $3 million, respectively.

Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. In both his State of the Union Address and his budget message, the President has highlighted his appeal for Medicare modernization and enactment of a broader Medicare outpatient drug benefit. Transforming Medicare was a major theme of the President’s State of the Union address and his proposed fiscal year 2004 budget. The recently passed First Congressional Budget Resolution sets aside fiscal authority for implementing a new Medicare pharmacy benefit program. However, it should be noted that the budget resolution is a non-binding target.

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

The recent economic downturn is having a detrimental affect on state revenues in most jurisdictions. Budget shortfalls range from 4-5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. State-specific details are just emerging as state legislatures begin the tasks of approving state budgets.

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

Back to Contents

5.	Significant Transactions and Events

In February 2003, Genesis’s board of directors approved in principle a plan to spin-off its eldercare operations to the shareholders of Genesis. In the spin-off, each of Genesis’s shareholders will receive a pro rata share of the voting common stock of ElderCare in a special dividend and ElderCare will become a separately traded, publicly held company.

The spin-off is motivated by two business purposes: (1) to allow each business to pursue strategies and focus on objectives appropriate to that business, and to assume only those risks inherent in the respective businesses; and (2) to resolve problems that Genesis’s pharmacy services segment (NeighborCare) has with existing or potential customers who object to NeighborCare’s association with Genesis’ inpatient business segment that competes with those customers. The inpatient services segment and pharmacy services segment are distinct businesses with significant differences in their markets, products, investment needs and plans for growth. Genesis’s board of directors believes that a separation into two independent public companies will enhance the ability of each to focus on strategic initiatives and new business opportunities, and to improve cost structures and operating efficiencies. Following the spin-off, the operations of Genesis’s inpatient services segment, rehabilitation therapy business, management services and certain other ancillary service businesses will operate under the name Genesis Healthcare Corporation (GHC).

The spin-off is subject to several conditions, including financing and GHC’s receipt of an Internal Revenue Service ruling that, for U.S. federal income tax purposes, the spin-off generally will not be taxable.

Back to Contents

6.	Long-Term Debt

Long-term debt at March 31, 2003 and September 30, 2002 consists of the following (in thousands):

	March 31,	September 30,
	2003	2002

Secured debt
Senior Credit Facility
Term Loan	$247,787	$281,575
Delayed Draw Term Loan	69,074	79,239

Total Senior Credit Facility	316,861	360,814
Senior Secured Notes	240,176	242,602
Mortgage and other secured debts	68,185	86,267

Total debt	625,222	689,683
Less:
Current installments of long-term debt	(53,606)	(40,744)

Long-term debt	$571,616	$648,939

The Senior Credit Facility contains a provision requiring prepayment of amounts determined to be excess cash flow calculated as 75% of cash operating profits, after capital investments, debt repayments and investments, including investments in working capital, by December 31st of each year based upon earnings for the previous fiscal year. The Company expects that the majority of any proceeds received upon the sale of assets classified as held for sale will be used to repay Senior Credit Facility debt unless reinvested in similar assets. See note 17 – “Subsequent Events”. During the quarter ended December 31, 2002, the Company repaid $23.8 million of debt under the Senior Credit Facility pursuant to the excess cash flow recapture provisions. During the quarter ended March 31, 2003, the Company repaid approximately $20.0 million of Senior Credit Facility Debt, principally with proceeds from the sale of assets.

During the quarter ended December 31, 2002, the Company satisfied $16.0 million of mortgage debt associated with three eldercare properties resulting in a gain on the early extinguishment of debt of $1.1 million. This gain was reflected in the unaudited condensed consolidated statements of operations under net gain from break-up fee and other settlements.

Back to Contents

7.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six month periods ended March 31, 2003 and 2002 (in thousands, except per share data):

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002

Earnings (loss) used in computation:

Income from continuing operations – basic computation	$9,668	$28,310	$25,248	$44,783
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	—	630	1,349	1,260

Income from continuing operations – diluted computation	$9,668	$28,940	$26,597	$46,043

Loss from discontinued operations – basic and diluted computation	$(5,004)	$(3,367)	$(8,647)	$(4,241)

Net income attributed to common shareholders – basic computation	$4,664	$24,943	$16,601	$40,542
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	—	630	—	1,260

Net income – diluted computation	$4,664	$25,573	$16,601	$41,802

Shares used in computation:

Weighted average shares outstanding – basic computation	41,641	41,168	41,595	41,102
Assumed conversion of preferred stock	—	2,095	2,235	2,095
Contingent consideration related to an acquisition	—	38	—	33

Weighted average shares outstanding – diluted computation, income from continuing operations and loss from discontinued operations	41,641	43,301	43,830	43,230
Less assumed conversion of preferred stock	—	—	(2,235)	—

Weighted average shares outstanding – diluted computation, net income attributed to common shareholders	41,641	43,301	41,595	43,230

Earnings per common share:

Basic:
Income from continuing operations	$0.23	$0.69	$0.61	$1.09
Loss from discontinued operations	(0.12)	(0.08)	(0.21)	(0.10)
Net income attributed to common shareholders	0.11	0.61	0.40	0.99

Diluted:
Income from continuing operations	$0.23	$0.67	$0.61	$1.07
Loss from discontinued operations	(0.12)	(0.08)	(0.21)	(0.10)
Net income attributed to common shareholders	0.11	0.59	0.40	0.97

Basic earnings per share is calculated by dividing earnings (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator). Included in the calculation of basic weighted average shares of 41,641,179 for the current quarter and 41,594,523 for the six months ended are approximately 550,000 shares to be issued in connection with our joint plan of reorganization confirmed by the bankruptcy court.

Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, earnings are increased for the assumed elimination of preferred stock dividend requirements and the weighted average shares outstanding are increased to include additional shares from the assumed conversion of preferred stock. The conversion of preferred stock is assumed for the diluted per share calculation for the three and six month periods ended March 31, 2002 since their effect is dilutive. The conversion of preferred stock is not assumed for the diluted per share calculation for the current quarter since their effect is antidilutive. The diluted per share calculation of income from continuing operations assumes the conversion of preferred stock for the six months ended March 31, 2003 as the effect of their conversion is dilutive in that period, however, the conversion of preferred shares is not assumed in the diluted per share calculation of loss from discontinued operations or the net income attributed to common shareholders in that period since their effect is antidilutive. No exercise of warrants or employee stock options is assumed for the three or six month periods ended March 31, 2003 or 2002 since their effect is antidilutive.

Back to Contents

8.	Comprehensive Income

      The following table sets forth the computation of comprehensive income for the current quarter and year-to-date compared to the same periods last year (in thousands):

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002

Net income attributed to common shareholders	$4,664	$24,943	$16,601	$40,542
Unrealized gain (loss) on marketable securities	98	(266)	(29)	(245)
Net change in fair value of interest rate swap and cap agreements	(639)	—	(1,561)	—

Total comprehensive income	$4,123	$24,677	$15,011	$40,297

9.	Assets Held for Sale and Discontinued Operations

During the current fiscal year, all eldercare centers located in the state of Florida, seven eldercare centers located in other states, one rehabilitation clinic and one physician services practice in the state of Maryland, and an internet-based business-to-business joint venture partnership were either held for sale or closed. During fiscal 2002, the Company classified its ambulance business, all eldercare centers located in the states of Wisconsin and Illinois, six eldercare centers in other states and one medical supply distribution site as discontinued. The results of operations in the current and prior year periods, along with any costs to exit such businesses, have been classified as discontinued operations in the unaudited condensed consolidated statements of operations.

Interest expense has been allocated to discontinued operations for all periods presented based on debt expected to be repaid in connection with the sale of the assets. The amount of interest expense allocated to discontinued operations for the quarters ended March 31, 2003 and 2002, was $1.3 million and $1.6 million, respectively (after tax, the net impact of these allocations to the loss from discontinued operations is $0.8 million and $1.0 million, respectively). The same allocation for the year-to-date periods through March 31, 2003 and 2002 was $2.8 million and $3.3 million, respectively (after tax, the net impact of these allocations to the loss from discontinued operations is $1.7 million and $2.0 million, respectively).

The current portion of the Company’s assets held for sale at March 31, 2003 of $40.3 million is principally related to its properties located in the state of Florida. See note 17 – “Subsequent Events”. The long-term portion of the Company’s assets held for sale at March 31, 2003 is primarily related to its properties located in the state of Wisconsin ($17.5 million).

Back to Contents

The following table sets forth the components of loss from discontinued operations for the current quarter and year-to-date compared to the same periods last year (in thousands):

	Three	Three	Six	Six
	months ended	months ended	months ended	months ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002

Net operating loss of discontinued businesses	$(3,993)	$(438)	$(6,578)	$(1,870)
Loss on discontinuation of businesses	(4,258)	(5,082)	(7,597)	(5,082)
Income tax benefit	3,247	2,153	5,528	2,711

Loss from discontinued operations, net of taxes	$(5,004)	$(3,367)	$(8,647)	$(4,241)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

10.	Segment Information

The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization. The Company has two reportable segments: (1) inpatient services and (2) pharmacy services.

The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at its 160 owned and leased eldercare centers. The centers offer three levels of care for their customers: skilled, intermediate and personal.

The Company provides pharmacy services through its NeighborCare® pharmacy subsidiaries. Included in pharmacy service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract. The Company provides these services through 59 institutional pharmacies and 16 medical supply and home medical equipment distribution centers located in its various market areas. In addition, the Company operates 31 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes. For the current year-to-date, 94% of the sales attributable to all pharmacy operations are generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the current quarter and year-to-date, compared with the same periods last year. The “All other services” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds under the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”. These business units derive revenues from the following services: rehabilitation therapy, management services, consulting services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services. The “Corporate” category consists of the Company’s general and administrative function, for which there is generally no revenue generated. The “Other adjustments” category consists of charges that have not been allocated to our reportable segments or the “All other services” or “Corporate” categories. This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of our reportable and non-reportable segments.

Back to Contents

(in thousands)	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	March 31, 2003	March 31, 2002(1)	March 31, 2003	March 31, 2002(1)

Revenues:
Inpatient services – external	$298,638	$299,139	$601,533	$596,634
Pharmacy services:
External	302,844	279,179	597,911	551,784
Intersegment	19,611	26,629	39,662	52,876
All other services:
External	46,070	42,101	89,119	81,447
Intersegment	37,414	42,951	76,128	85,665
Elimination of intersegment revenues	(57,025)	(69,580)	(115,790)	(138,541)

Total net revenues	647,552	620,419	1,288,563	1,229,865

EBITDA(2):
Inpatient services	26,612	35,351	56,564	72,180
Pharmacy services	31,003	26,866	59,204	53,132
All other services	8,966	12,846	18,829	23,892
Corporate	(19,056)	(20,843)	(36,697)	(41,873)
Other adjustments(3)	(2,593)	—	(9,838)	—

Total EBITDA	44,932	54,220	88,062	107,331

Capital and other:
Combined:
Net (expense) gain from break-up fee and other settlements	(969)	21,678	11,337	21,678
Depreciation and amortization	(16,083)	(14,686)	(32,195)	(29,309)
Interest expense	(9,889)	(10,862)	(20,809)	(21,928)
Debt restructuring and reorganization costs	—	(1,700)	—	(1,700)
Income tax (provision) benefit	(7,018)	(18,974)	(18,095)	(29,668)
Equity in net income (loss) of unconsolidated affiliates	541	(141)	592	391
Minority interests	(1,180)	(595)	(2,295)	(752)
Preferred stock dividends	(666)	(630)	(1,349)	(1,260)

Income from continuing operations	9,668	28,310	25,248	44,783
Loss from discontinued operations, net of taxes	(5,004)	(3,367)	(8,647)	(4,241)

Net income attributed to common shareholders	$4,664	$24,943	$16,601	$40,542

The following asset information by segment is as of the end of each period presented.

	March 31, 2003	September 30, 2002(4)

(in thousands)
Assets:
Inpatient services(5)	$900,385	$951,833
Pharmacy services	685,025	677,032
All other	344,115	360,630

	1,929,525	1,989,495

(1)	Segment revenue and EBITDA data previously reported was adjusted to remove discontinued businesses from the results of continuing operations for the three and six month periods ended March 31, 2002.

(2)	EBITDA is defined as earnings before interest, taxes, depreciation, and amortization of our continuing operations. EBITDA is calculated through our unaudited condensed consolidated statements of operations by adding back interest, income tax expense, depreciation and amortization, equity in net income (loss) of unconsolidated affiliates, minority interest, preferred stock dividends, debt restructuring and reorganization costs and net expense (gain) from break-up fee and other settlements to our income from continuing operations. EBITDA of the operating segments include the direct overhead costs attributable to those segments.

(3)	For a description of the other adjustments in the current quarter and year-to-date see note 3 – “Strategic Planning, Severance and Other Related Costs”.

(4)	$6.8 million of assets previously reported as “All other” were reclassified at September 30, 2002 to the inpatient services segment.

(5)	Assets of the inpatient services segment at March 31, 2003 and September 30, 2002 include $61.9 million and $46.1 million, respectively, of assets held for sale. See note 9 – “Assets Held for Sale and Discontinued Operations”.

Back to Contents

11.	Restricted Investments in Marketable Securities

At March 31, 2003 and September 30, 2002, the Company reported restricted investments in marketable securities of $87.6 million and $86.1 million, respectively, which are held by Liberty Health Corp. LTD. (“LHC”), Genesis’ wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

The Company’s restricted investments in marketable securities are classified in the unaudited condensed consolidated balance sheets within both current and non-current assets. The current portion of restricted investments in marketable securities represents an estimate of the level of outstanding self-insured losses the Company expects to pay in the succeeding twelve months.

12.	Net Gain from Break-up Fee and Other Settlements

In December 2002, the Company entered into a termination and settlement agreement with Omnicare, Inc., whereby the Company agreed to terminate a merger agreement it had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services. Pursuant to the termination and settlement agreement, the Company agreed to terminate the merger agreement with NCS and Omnicare agreed to pay the Company a $22 million break-up fee. On December 16, 2002, the Company terminated the merger agreement. The Company recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. The Company collected $6 million of the break-up fee in December 2002, with the remaining $16 million received in January 2003.

In December 2002, the Company satisfied $16 million of mortgage debt associated with three eldercare properties resulting in a gain on the early extinguishment of debt of $1.1 million.

13.	Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” The Company utilizes interest rate swaps and caps to manage changes in market conditions related to debt obligations. As of March 31, 2003, the Company has a $75 million swap maturing on September 13, 2005, to pay fixed (3.1%) / receive variable (one month LIBOR) and a $125 million swap maturing on September 13, 2007, to pay fixed (3.77%) / receive variable (one month LIBOR). In addition, the Company has a $75 million cap maturing on September 13, 2004. The interest rate cap pays interest to the Company when LIBOR exceeds 3%. The amount paid to the Company is equal to the notional principal balance of $75 million multiplied by (LIBOR plus 3%) in those periods in which LIBOR exceeds 3%. The Company purchased the interest rate cap for $0.7 million which is being amortized to interest expense over the two year term of the agreement. As a component of interest expense, we recorded $1.2 million and $2.2 million of net interest outflows in the current quarter and year-to-date, respectively, for the interest rate swaps and amortization of the rate cap.

Based upon confirmations from third party financial institutions, the fair value of the interest rate swap agreements and the interest rate cap agreement is a liability of $6.7 million and an asset of $0.1 million, respectively, at March 31, 2003, which are included in other long-term liabilities in our unaudited condensed consolidated balance sheet.

Back to Contents

14.	Stock Option Plan

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and applies APB Opinion No. 25 in accounting for its plans and, accordingly, has not recognized compensation cost for stock options issued to employees and directors in its financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	Three months ended March 31, 2003	Three months ended March 31, 2002	Six months ended March 31, 2003	Six months ended March 31, 2002

Net income – as reported	$4,664	$24,943	$16,601	$40,542
Deduct: Total stock-based employee compensation determined under
fair value based method for all awards, net of related tax effects	(1,260)	(1,233)	(2,463)	(3,914)

Net income – pro forma	3,404	23,710	14,138	36,628

Earnings per share:
Basic – as reported	0.11	0.61	0.40	0.99
Basic – pro forma	0.08	0.58	0.34	0.89
Diluted – as reported	0.11	0.59	0.40	0.97
Diluted – pro forma	0.08	0.56	0.34	0.88

The fair value of stock options granted in 2003 and 2002 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2003 and 2002:

	Three months ended March 31, 2003	Three months ended March 31, 2002	Six months ended March 31, 2003	Six months ended March 31, 2002

Volatility	33.44%	47.57%	48.04%	41.15%
Expected life (in years)	7.3	7.1	7.3	7.1
Rate of return	3.57%	3.80%	3.57%	3.80%
Dividend yield	0.00%	0.00%	0.00%	0.00%

15.	Income Taxes

The Company's provision for income taxes from continuing operations for the six months ended March 31, 2003 and 2002 was $18.1 million and $29.7 million, respectively. During the six months ended March 31, 2003 and 2002, the Company utilized Net Operating Loss ("NOL") carryforwards of $0 and $4.4 million, respectively. Pursuant to SOP 90-7, the income tax benefit of any NOL carryforward utilization is applied first as a reduction to goodwill. Tax benefits from utilization of NOL carryforwards, will be recorded at such time and to such extent they are assured beyond a reasonable doubt.

Back to Contents

16.	Recently Adopted Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003, with early adoption permitted. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 in January 2003 and, as a result, began consolidating one of its joint venture partnerships that operates four eldercare centers. Genesis holds a majority of the related financial risks and rewards, despite the Company’s lack of voting control in this partnership. This partnership has assets of $7.3 million, annual revenues of approximately $15.5 million, and de minimus net income. The Company wrote-off $1.7 million of long-term assets related to this partnership, which the Company concluded were impaired. The Company has decided to sell the partnership and expects the sale to occur by the end of Fiscal 2003. Accordingly, the Company has included the results of this entity in the loss from discontinued operations, net of taxes, in its unaudited condensed consolidated statements of operations.

17.	Subsequent Events

In February 2003, the Company announced that it had reached two separate agreements to sell its eldercare assets located in the state of Florida. In one transaction, Genesis sold four assisted living facilities for $8.5 million in April 2003. In a separate transaction completed in May 2003, Genesis sold nine skilled nursing facilities and transferred leasehold rights in one skilled nursing facility and one assisted living facility for $26.3 million, of which $6 million is in the form of a sellers note receivable. The results of these businesses were accounted for as discontinued operations in the three and six month periods ended March 31, 2003 and 2002.

Subsequent to March 31, 2003, the Company made an offer to its employees to tender all their options to purchase shares of the Company's common stock outstanding under its 2001 Stock Option Plan. The offer included an accelerated vesting of all restricted shares under its 2001 Stock Incentive Plan. The transaction was expected to be completed in the third fiscal quarter of 2003 with a cost of approximately $7.5 million ($1.6 million cash).

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

We provide inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. As of May 2003, we own, lease, manage or jointly-own 229 eldercare centers with 27,947 beds, of which 11 centers having 1,594 beds have been identified as either assets held for sale or closed. We include the revenues of our owned and our leased centers in inpatient services revenues in our unaudited condensed consolidated statements of operations. Management fees earned from our managed and/or jointly-owned centers are included in other revenues in our unaudited condensed consolidated statements of operations.

We provide pharmacy services nationwide to approximately 251,000 beds through 59 institutional pharmacies (five are jointly-owned) and 16 medical supply and home medical equipment distribution centers (four are jointly-owned). In addition, we operate 31 community-based retail pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes.

We also provide rehabilitation services, diagnostic services, respiratory services, hospitality services, group purchasing services and healthcare consulting services, the revenues for which are included in other revenues in our unaudited condensed consolidated statements of operations.

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

On June 22, 2000, we and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the same date, our 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries, and certain of its affiliates also filed for relief under Chapter 11 of the United States Code with the Bankruptcy Court. We and Multicare emerged from bankruptcy on October 2, 2001 and Multicare became our wholly-owned subsidiary.

Leading up to and during our Chapter 11 proceedings, the eldercare segment of our business suffered from significant cuts and pressures in funding sources, nursing labor cost increases in excess of inflation, intensified regulatory oversight and intervention, and increases in the cost of medical malpractice insurance. Also, during this time period, changes in reimbursement policies caused a greater focus on drug costs and utilization by customers of our pharmacy segment, putting pressure on pharmacy pricing and revenue growth. Despite these pricing pressures, we were able to grow pharmacy services revenues at between 8%-9% per year between fiscal 1999 and 2001 through, among other things, new customer sales, higher drug pricing and higher drug utilization from existing customers. In fiscal 1997, 65% and 22% of our total revenues were from inpatient services and pharmacy services, respectively. By fiscal 2002, 51% and 43% of our total revenues were from inpatient services and pharmacy services, respectively.

Back to Contents

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

In addition to our long-term strategy to invest in our pharmacy segment, management established the following short-term strategic objectives:

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

Implement pharmacy segment margin expansion plans. The primary elements of our pharmacy segment margin expansion plans include reducing product acquisition costs, improving labor utilization, evaluating segment specific overhead costs, implementing operational best demonstrated practices and improving credit administration. Beginning in the fourth fiscal quarter of 2002, NeighborCare® began implementation of certain best demonstrated practice initiatives. These initiatives were being implemented in all of our pharmacy regions in the second fiscal quarter of 2003.

Back to Contents

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

Evaluate and rationalize under-performing assets and business lines. In the normal course of business, we continually evaluate the performance of our operating units, with an emphasis on selling or closing under-performing or non-strategic assets. On February 6, 2003, we sold eight skilled nursing centers located in the state of Illinois for cash of $22.3 million. In February 2003, we also announced that we had reached two separate agreements to sell our eldercare assets located in the state of Florida. In one transaction, we sold four assisted living facilities for $8.5 million in April 2003. In a separate transaction completed in May 2003, we sold nine skilled nursing facilities and transferred leasehold rights in one skilled nursing facility and one assisted living facility for $26.3 million, of which $6 million is in the form of a sellers note receivable. See note 17 – “Subsequent Events” in our notes to unaudited condensed consolidated financial statements.

In October 2002, we announced that we retained UBS Warburg LLC and Goldman, Sachs & Co. to assist in exploring certain strategic alternatives, including but not limited to, the potential sale or spin-off of our eldercare business.

In February 2003, our board of directors approved in principle a plan to spin-off our eldercare operations to our shareholders. Following the spin-off, the operations of our inpatient services segment, rehabilitation therapy business, management services and certain other ancillary service businesses will operate under the name Genesis Healthcare Corporation (GHC). In the spin-off, each of our shareholders will receive a pro rata share of the voting common stock of GHC in a special dividend declared by us and GHC will become a separately traded, publicly held company.

The spin-off is motivated by two business purposes: (1) to allow each business to pursue strategies and focus on objectives appropriate to that business, and to assume only those risks inherent in the respective businesses; and (2) to resolve problems that our NeighborCare® pharmacy services segment has with existing or potential customers who object to NeighborCare’s association with our inpatient business segment that competes with those customers. The inpatient services segment and pharmacy services segment are distinct businesses with significant differences in their markets, products, investment needs and plans for growth. Our board of directors believes that a separation into two independent public companies will enhance the ability of each to focus on strategic initiatives and new business opportunities, and to improve cost structures and operating efficiencies.

The spin-off is subject to several conditions, including financing and GHC’s receipt of an Internal Revenue Service ruling that, for U.S. federal income tax purposes, the spin-off generally will not be taxable.

Back to Contents

Strategic Planning, Severance and Other Related Costs.

We have incurred costs that are attributable to our long-term objective of transforming to a pharmacy based business and our short-term objectives discussed above. Certain of these costs are expected to continue for the foreseeable future and are segregated in the unaudited condensed consolidated statement of operations as “Strategic planning, severance and other related costs”. Details of these costs follow (in thousands):

	Accrued at September 30,	Six Months Ended March 31, 2003		Accrued at March 31,
	2002	Provision	Paid	2003

Severance and related costs	$1,100	$4,868	$5,198	$770
Strategic consulting costs	621	4,970	4,308	1,283

Total	$1,721	$9,838	$9,506	$2,053

Severance and related costs. In fiscal 2002, we announced an expense reduction program, which included the termination of over 100 individuals resulting in $3.8 million of severance related costs. At March 31, 2003, $0.8 million remained unpaid, which is expected to be paid during fiscal 2003.

In October 2002, Richard R. Howard resigned as vice chairman. Mr. Howard was responsible for oversight of Genesis ElderCare’s regional operations, as well as clinical practice, real estate and property management. We recognized $4.8 million in severance and related costs in the first fiscal quarter of 2003 in connection with Mr. Howard’s transition agreement. The final payment of this agreement was made in the current quarter.

We expect to recognize an additional $9.6 million of employee benefit and related costs in the remainder of Fiscal 2003. The majority of these costs will relate to our offer to our employees to tender all their options to purchase shares of our common stock outstanding under our 2001 Stock Option Plan and the accelerated vesting of all restricted shares under the 2001 Stock Incentive Plan (see “Liquidity and Capital Resources”). See “Cautionary Statement Regarding Forward Looking Statements”.

Strategic consulting costs. During the current quarter and year-to-date, we incurred strategic consulting costs of $2.6 million and $5.0 million, respectively, in connection with several of our new strategic objectives. Initially, these strategic consulting firms were engaged to assist our board of directors and management in the evaluation of our existing business model and the development of our strategic alternatives. Additional services were procured to assist in the evaluation of our pharmacy sales and marketing function and the bid selection process in connection with the potential sale or spin-off of the eldercare business.

We recognize the cost of such consulting fees as the services are performed, and expect to incur $1.5 million of additional consulting fees through the fourth quarter of fiscal 2003, principally to continue the pharmacy performance improvement initiatives. These performance improvement initiatives are expected to be fully operational by fiscal 2004. If successful, we believe we can improve current pharmacy profitability by as much as $18 million per year. See “Cautionary Statement Regarding Forward Looking Statements”.

Mariner Pharmacy Services Agreement

On May 1, 2003, we were notified by Mariner Health Care, Inc. (Mariner) that it intends to terminate its pharmacy services agreements with NeighborCare. The effective dates of the terminations vary by Mariner facility and all occur in our fourth quarter of fiscal 2003. In the six months ended March 31, 2003 we recognized $19.7 million of revenue under these contracts, or approximately 3% and 1.5% of NeighborCare’s and Genesis’ revenue, respectively. We do not believe that the termination of these agreements will have a material adverse impact on our business.

Back to Contents

Proposed NCS Transaction

On July 28, 2002, we and our wholly-owned subsidiary, Geneva Sub, Inc., entered into an agreement and plan of merger (the “Merger Agreement”) with NCS HealthCare, Inc. (“NCS”), pursuant to which NCS was to become our wholly-owned subsidiary of us (the “NCS Transaction”). NCS provides institutional pharmacy services to approximately 196,000 long-term care and assisted living beds in 36 states.

After the Merger Agreement was entered, Omnicare, Inc. made a cash tender offer for all of the NCS shares, at a price per share of $3.50. In addition, seven separate lawsuits (one of which was filed by Omnicare) were filed alleging in general that certain officers and directors of NCS breached their fiduciary duties to the NCS stockholders by entering into the Merger Agreement and the related Voting Agreements, and sought to invalidate the Voting Agreements and enjoin the merger.

On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior determinations of the Court of Chancery, entered an order preliminarily enjoining the consummation of the NCS Transaction pending further proceedings.

On December 15, 2002, we entered into a termination and settlement agreement with Omnicare whereby we agreed to terminate the Merger Agreement on December 16, 2002 and Omnicare agreed to pay to us a $22.0 million break-up fee. In addition, we and Omnicare each agreed to release the other from any claims arising from the Merger Agreement and not commence any action against one another in connection with the Merger Agreement. On December 16, 2002 we provided notice to NCS terminating the Merger Agreement. We recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed NCS Transaction. We collected $6.0 million of the break-up fee in December 2002, and the remaining $16.0 million in January 2003.

Amended Pharmacy Service Agreements

On August 15, 2002, we announced that we and HCR Manor Care, Inc. agreed to withdraw all outstanding legal actions against each other stemming from the acquisition by our subsidiary, NeighborCare ®, of HCR Manor Care’s pharmacy subsidiary, Vitalink. We and HCR Manor Care also agreed to withdraw the prior pharmacy service agreement that was set to expire in 2004 and entered into a new pharmacy service agreement. The new pharmacy service agreement runs through January 2006 and covers approximately 200 of HCR Manor Care’s facilities. The pricing in the new pharmacy service agreement was reduced by approximately $12.8 million annually based upon then current sales volumes.

In September 2002, we were awarded a contract to serve 6,892 beds owned by the State of New Jersey under a three year agreement with the option for two one year extensions. NeighborCare was the predecessor pharmacy serving these beds under a 1996 agreement of an initial term of three years which was extended through September 30, 2002. The new contract was awarded through New Jersey’s competitive bidding process, and was bid by us at reimbursement rates lower than the prior agreement. The revenue reduction associated with the new pharmacy agreement was approximately $7.2 million annually based upon then current sales volumes.

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

Back to Contents

Assets Held for Sale and Discontinued Operations

During the current fiscal year, all eldercare centers in the state of Florida, seven eldercare centers located in other states, one rehabilitation clinic and one physician services practice in the state of Maryland, and an internet-based business-to-business joint venture partnership were either held for sale or closed. During fiscal 2002, we classified our ambulance business, all eldercare centers located in the states of Wisconsin and Illinois, six eldercare centers in other states and one medical supply distribution site as discontinued. The results of operations in the current and prior year periods, along with any costs to exit such businesses have been classified as discontinued operations in the unaudited condensed consolidated statements of operations.

Interest expense has been allocated to discontinued operations for all periods presented based on debt to be repaid in connection with the sale of the assets as required under the Senior Credit Facility (as defined in “ – Liquidity and Capital Resources”). The amount of net interest expense allocated to discontinued operations for the quarters ended March 31, 2003 and 2002, was $1.3 million and $1.6 million, respectively (after tax, the net impact of these allocations to the loss from discontinued operations is $0.8 million and $1.0 million, respectively). The same allocation for the year-to-date periods through March 31, 2003 and 2002 was $2.8 million and $3.3 million, respectively (after tax, the net impact of these allocations to the loss from discontinued operations is $1.7 million and $2.0 million, respectively).

The current portion of our assets held for sale at March 31, 2003 of $40.3 million is principally related to our properties located in the state of Florida. See note 17 “Subsequent Events”. The long-term portion of our assets held for sale at March 31, 2003 is primarily related to our properties located in the state of Wisconsin ($17.5 million).

The following table sets forth the components of loss from discontinued operations for the current quarter and year-to-date compared to the same periods last year (in thousands):

	Three months ended March 31, 2003	Three months ended March 31, 2002	Six months ended March 31, 2003	Six months ended March 31, 2002

Net operating loss of discontinued businesses	$(3,993)	$(438)	$(6,578)	$(1,870)
Loss on discontinuation of businesses	(4,258)	(5,082)	(7,597)	(5,082)
Income tax benefit	3,247	2,153	5,528	2,711

Loss from discontinued operations, net of taxes	$(5,004)	$(3,367)	$(8,647)	$(4,241)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

Results of Operations

Factors Affecting Comparability of Financial Information

Financial information for the quarter and fiscal year-to-date as of March 31, 2003 and 2002 has been adjusted to exclude operations identified as discontinued since our September 30, 2001 adoption of SFAS No. 144. Properties identified as discontinued prior to our September 30, 2001 adoption of SFAS No. 144 continue to be reflected in the results from continuing operations. See “–– Certain Transactions and Events –– Assets Held for Sale and Discontinued Operations”.

Back to Contents

Reasons for Non-GAAP Financial Disclosure

The following discussion contains non-GAAP financial measures. For purposes of Securities and Exchange Commission Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheets or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

EBITDA is a non-GAAP financial measure that is presented in the following discussion. Management believes that the presentation of EBITDA provides useful information to investors regarding our financial condition and results of operations because EBITDA is useful for evaluating our capacity to incur and service debt, to fund capital expenditures, to expand our business and to determine the value of our business. We also use EBITDA in our annual budget process. We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance.

We define EBITDA as earnings before interest, taxes, depreciation and amortization of our continuing operations. EBITDA is calculated through our unaudited condensed consolidated statements of operations by adding back interest, income tax expense, depreciation and amortization, equity in net income (loss) of unconsolidated affiliates, minority interest, preferred stock dividends, debt restructuring and reorganization costs and net expense (gain) from break-up fee and other settlements to our income from continuing operations. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent income from continuing operations or cash flow from operations, as defined by generally accepted accounting principles in the United States. EBITDA should not be considered as a substitute for these GAAP financial measures, or as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs, including the servicing of our debt.

Second Quarter Ended March 31, 2003 Compared to Second Quarter Ended March 31, 2002

The following table reconciles our non-GAAP measure of EBITDA to our income from continuing operations. See “– Reasons for Non-GAAP Financial Disclosure”:

Reconciliation of income from continuing operations
to EBITDA as reported (in thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Income from continuing operations – as reported	$9,668	$28,310
Add back:
Preferred stock dividends	666	630
Equity in net income or loss of unconsolidated affiliates	-541	141
Minority interests	1,180	595
Income tax expense	7,018	18,974
Interest expense	9,889	10,862
Depreciation and amortization expense	16,083	14,686
Net expense (gain) from break-up fee and other settlements	969	(21,678)
Debt restructuring and reorganization costs	—	1,700

EBITDA	$44,932	$54,220

Consolidated Overview

In the current quarter, revenues were $647.6 million, an increase of $27.1 million, or 4%, over the same period in the prior year. Of this growth, pharmacy services revenue to external customers increased by $23.7 million, inpatient services revenue declined by $0.5 million and all other business lines grew $4.0 million. See “– Segment Results” below for a discussion of inpatient services and pharmacy services revenue fluctuations. The other revenue increase of $4.0 million is principally attributed to growth in our rehabilitation services business.

Back to Contents

Income from continuing operations for the current quarter declined $18.6 million, or 64%, to $9.7 million compared to $28.3 million for the same period in the prior year. EBITDA for the current quarter was $44.9 million, a decrease of $9.3 million, or 17.1%, compared to the same period in the prior year. The overall decline in EBITDA is attributed to the following fluctuations:

•	A $4.1 million dollar increase in the EBITDA of our pharmacy services segment, principally due to revenue growth and the realization of our pharmacy margin expansion initiatives. See “– Segment Results” for a more in-depth discussion of the results of our pharmacy services segment.

•	A $1.8 million increase in EBITDA due to reduced general and administrative costs following our overhead reduction initiatives

•	An $8.7 million decline in the EBITDA of our inpatient services segment, principally due to the negative impact of the Medicare Cliff. See “– Segment Results” for a more in-depth discussion of the results of our inpatient services segment.

•	A $3.9 million decline in all other businesses’ EBITDA, principally due to the adverse development in our self-insured workers compensation programs, an increase in bad debt expense associated with a receivable due from a former customer that filed for bankruptcy protection and an overall decline in the operating performance of our hospitality and diagnostic services businesses.

•	A $2.6 million decline in EBITDA as a result of costs incurred in connection with our strategic planning, severance and other related costs. See – “Certain Transactions and Events – Change in Strategic Direction and Objectives”.

Capital Costs and Other

In the current quarter, we recognized additional expense of $1.0 million in connection with the proposed NCS transaction (see – “Certain Transactions and Events – Proposed NCS Transaction”). These costs are reflected in our unaudited condensed consolidated statements of operations as Net expense (gain) from break-up fee and other settlements.

Depreciation and amortization expense increased $1.4 million, or 9.5%, to $16.1 million for the current quarter compared to $14.7 million for the same period in the prior year. The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year quarter in excess of fixed asset retirements, and from the amortization of certain identifiable intangible assets acquired since the prior year quarter.

Interest expense decreased $1.0 million, or 9.0%, for the current quarter to $9.9 million, compared to $10.9 million for the same period in the prior year. This decrease is principally attributed to a reduction in both our weighted average borrowing rate and outstanding debt levels. The decline in our weighted average borrowing rate is due to the refinancing of higher fixed rate mortgages with lower variable rate borrowings, offset by an increase to interest expense from the incremental costs of our derivative financial instruments entered into in the fourth quarter of fiscal 2002, which fixed or capped our interest cost on $275 million of debt.

During the quarter ended March 31, 2002, we recorded debt restructuring and reorganization costs resulting from a settlement reached with a lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by approximately $1.7 million.

Our income tax expense in the current quarter and prior year quarter is estimated at an effective tax rate of 39%.

Equity in net income of unconsolidated affiliates for the current quarter was $0.5 million compared to our equity in net loss of unconsolidated affiliates of $0.1 million for the same period in the prior year. The increase of earnings in the current quarter is due to the improved operating results of managed eldercare centers that we jointly-own.

Back to Contents

Minority interests expense increased $0.6 million for the current quarter to $1.2 million compared to $0.6 million for the comparable period in the prior year due primarily to the improved operating performance of certain consolidated pharmacy joint-venture partnerships.

Preferred stock dividends were relatively unchanged at $0.7 million and $0.6 million for the current and prior year quarter, respectively. Preferred stock dividends are accrued and paid in the form of additional shares of preferred stock (paid-in-kind).

Loss from discontinued operations, net of taxes, was $5.0 million in the current quarter and $3.4 million in the same period of the prior year. The change is due to a $2.6 million (after tax) write-down of assets classified as discontinued in the current year quarter compared to a similar impairment charge of $3.1 million (after tax) recorded in the same period last year, and the relative results of operations of those businesses identified as discontinued operations. See “– Certain Transactions and Events – Assets Held For Sale and Discontinued Operations”.

Segment Results

We have two reportable segments: (1) inpatient services and (2) pharmacy services. For a reconciliation of segment financial information to the unaudited condensed consolidated statements of operations, see note 10 – “Segment Information” in the notes to our unaudited condensed consolidated financial statements.

Inpatient Services

Inpatient services revenue decreased $0.5 million to $298.6 million for the current quarter from $299.1 million for the same period in the prior year. Our average rate per patient day for the current quarter was $186 compared to $184 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($144 in current quarter versus $136 in prior year quarter); offset by a decline in our average Medicare rate per patient day ($313 in current quarter versus $342 in prior year quarter) due to the net impact of the October 1, 2002 expiration of Medicare enactments that provided for additional funding (the Medicare Cliff). Our net rate increases are offset by a decrease in revenue of $1.7 million resulting from an overall decrease in occupancy, partially mitigated by a favorable shift in payor mix. Total patient days decreased 17,940 to 1,603,644 in the current quarter compared to 1,621,584 during the comparable period last year. Our occupancy was 91.0% and 92.1% in the current and prior year quarters, respectively.

EBITDA for the inpatient services segment in the current quarter decreased $8.7 million, or 25%, to $26.6 million compared to the same period last year. EBITDA margin declined to 8.9% from 11.8% for the same periods, respectively. Operating margins were adversely impacted by the Medicare Cliff, an overall reduction in occupancy and increases in operating expenses, partially mitigated by the favorable increases in the state Medicaid rates. Operating expenses, including salaries, wages and benefits, and other operating expenses, grew by $8.2 million, or 3%, to $272.0 million in the current quarter compared to the same period in the prior year. The growth in operating expense is principally attributed to the increasing Medicare population in our eldercare centers which generally require a greater level of nursing care and increased ancillary utilization. In addition to a more medically complex population, certain states have imposed mandated increased nursing staff levels in conjunction with increasing Medicaid funding. Nursing labor costs, including both employed and agency labor, increased to $78.58 per patient day in the current quarter, or 6.3%, from the same period in the prior year. This increase is principally driven by inflationary factors and the fact that we are unable to reduce staffing levels proportionately with the reduction in census due to mandatory staffing ratios. The inpatient services segment has experienced continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs), resulting from improved hiring and retention trends. Other operating expense declined in the quarter by $4.4 million, principally due to reduced agency utilization and lower periodic provisions for patient receivables, offset by increased utility and snow removal costs resulting from the inclement weather this winter compared to last.

Back to Contents

Pharmacy Services

Pharmacy services revenue (before intersegment eliminations) increased $16.6 million, or 5%, to $322.5 million for the current quarter compared to $305.8 million for the same period in the prior year. Pharmacy service revenues with external customers increased $23.7 million, or 9%, and is attributed to favorable changes in bed mix, patient acuity and product pricing; offset by pricing concessions of $5 million afforded in the extension of material contracts. Revenues are further offset by $12 million due to reduced medical supplies revenue following a third quarter of fiscal 2002 medical supplies services agreement under which NeighborCare ® transferred the fulfillment of its medical supply services to Medline. See “– Certain Transactions and Events – Amended Pharmacy Services Agreements” and “– Certain Transactions and Events – Medical Supplies Services Agreement”. Revenues from intersegment customers, which are eliminated in consolidation, decreased $7 million, or 26%, to $19.6 million for the current quarter compared to $26.6 million for the same period in the prior year. This decline is principally due to the transition of the medical supply services to Medline. The sale of our eldercare centers in the states of Illinois and Florida is not expected to result in a material change in the gross revenues of our pharmacy segment as those sales included extensions of pharmacy service contracts with NeighborCare. As a result of the sale of those assets, future pharmacy services to those locations will be presented along with revenue of other external customers. Such revenues were reported as intersegment revenues and eliminated in consolidation through the dates of sale.

EBITDA of the pharmacy services segment increased $4.1 million, or 15%, to $31.0 million for the current quarter compared to the same quarter in the prior year. EBITDA margin improved to 9.6% from 8.8% in the same quarter in the prior year. EBITDA growth is attributed to the net growth in revenue previously described, reduced product acquisition costs and the realization of margin expansion initiatives which address operating cost reduction potential related to packaging, labor and quality assurance through enhanced automation and process re-engineering. Cost of sales (before intersegment eliminations) increased $7.1 million, or 4%, for the current quarter, to $201.1 million from $194 million for the same period in the prior year. Of this growth, $10.5 million is attributed to pharmacy revenue volume growth, offset by improvements of $3.4 million primarily attributable to purchasing and clinical initiatives together with increased generic drug availability and utilization. As a percentage of revenue, cost of sales for the current and prior year quarters was 62.4% and 63.4%, respectively. Other operating expenses for this segment, including salaries, wages and benefits, increased $5.4 million, or 6%, to $90.3 million for the current quarter compared to $84.9 million for the same period in the prior year. As a percentage of revenues, other operating expenses were 28.0% for the current quarter compared to 27.8% in the comparable period in the prior year.

Fiscal Year-to-Date Ended March 31, 2003 Compared to Fiscal Year-to-Date Ended March 31, 2002

The following table reconciles our non-GAAP measure of EBITDA to our income from continuing operations. See “– Reasons for Non-GAAP Financial Disclosure”:
Reconciliation of income from continuing operations
to EBITDA as reported (in thousands)	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002

Income from continuing operations – as reported	$25,248	$44,783
Add back:
Preferred stock dividends	1,349	1,260
Equity in net income of unconsolidated affiliates	(592)	(391)
Minority interests	2,295	752
Income tax expense	18,095	29,668
Interest expense	20,809	21,928
Depreciation and amortization expense	32,195	29,309
Net expense (gain) from break-up fee and other settlements	(11,337)	(21,678)
Debt restructuring and reorganization costs	—	1,700

EBITDA	$88,062	$107,331

Back to Contents

Consolidated Overview

For the current year-to-date, revenues were $1,288.6 million, an increase of $58.7 million, or 5%, over the same period in the prior year. Of this growth, pharmacy services revenue to external customers increased by $46.1 million, inpatient services revenue increased by $4.9 million and all other business lines grew $7.7 million. See “– Segment Results” below for a discussion of inpatient services and pharmacy services revenue fluctuations. The other revenue increase of $7.7 million is principally attributed to growth in our rehabilitation services business.

Income from continuing operations for the current year-to-date period declined $19.6 million, or 44%, to $25.2 million compared to $44.8 million for the same period in the prior year. EBITDA for the current year-to-date was $88.1 million, a decrease of $19.2 million, or 18%, compared to the same period in the prior year. The overall decline in EBITDA is attributed to the following fluctuations:

•	A $6.1 million dollar increase in the EBITDA of our pharmacy services segment, principally due to revenue growth and the realization of our pharmacy margin expansion initiatives. See “– Segment Results” for a more in-depth discussion of the results of our pharmacy services segment.

•	A $5.2 million increase in EBITDA due to reduced general and administrative costs following our overhead reduction initiatives.

•	A $15.6 million decline in the EBITDA of our inpatient services segment, principally due to the negative impact of the Medicare Cliff. See “– Segment Results” for a more in-depth discussion of the results of our inpatient services segment.

•	A $9.8 million dollar decline in EBITDA as a result of costs incurred in connection with our strategic planning, severance and other related costs. See – “Certain Transactions and Events – Change in Strategic Direction and Objectives”.

•	A $5.1 million decline in all other businesses’ EBITDA, principally due to the adverse development in our self-insured workers compensation programs, an increase in bad debt expense associated with a receivable due from a former customer that filed for bankruptcy protection and an overall decline in the operating performance of our hospitality and diagnostic services businesses.

Capital Costs and Other

For the current year-to-date period, we recognized a net gain of $10.2 million in connection with the proposed NCS transaction (see – “Certain Transactions and Events – Proposed NCS Transaction”). In addition, we recorded a $1.1 million gain resulting from the early extinguishment of mortgage debt. These transactions are reflected in our unaudited condensed consolidated statements of operations as Net expense (gain) from break-up fee and other settlements.

Depreciation and amortization expense increased $2.9 million, or 9.8%, to $32.2 million for the current year-to-date compared to $29.3 million for the same period in the prior year. The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year quarter in excess of fixed asset retirements, and from the amortization of certain identifiable intangible assets acquired since the prior year quarter.

Interest expense decreased $1.1 million, or 5.1%, for the current year-to-date period to $20.8 million, compared to $21.9 million for the same period in the prior year. This decrease is principally attributed to a reduction in both our weighted average borrowing rate and outstanding debt levels. The decline in our weighted average borrowing rate is due to the refinancing of higher fixed rate mortgages with lower variable rate borrowings, offset by an increase to interest expense from the incremental costs of our derivative financial instruments entered into in the fourth quarter of fiscal 2002, which fixed or capped our interest cost on $275 million of debt.

In the year-to-date period, we recorded debt restructuring and reorganization costs resulting from a settlement reached with a lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by approximately $1.7 million.

Back to Contents

Our income tax expense in the current and prior year periods is estimated at an effective tax rate of 39%.

Equity in net income of unconsolidated affiliates for the current year-to-date period was $0.6 million compared to our equity in net income of unconsolidated affiliates of $0.4 million for the same period in the prior year. The increase of earnings in the current year period is due to the improved operating results of managed eldercare centers that we jointly-own.

Minority interests expense increased $1.5 million for the current year-to-date period to $2.3 million compared to $0.8 million for the comparable period in the prior year due primarily to the improved operating performance of certain consolidated pharmacy joint-venture partnerships.

Preferred stock dividends were relatively unchanged at $1.3 million for the current and prior year-to-date periods. Preferred stock dividends are accrued and paid in the form of additional shares of preferred stock (paid-in-kind).

Loss from discontinued operations, net of taxes, was $8.6 million in the current year-to-date period and $4.2 million in the same period of the prior year. The change is due to a $4.6 million (after tax) asset write-down of assets classified as discontinued in the current year-to-date compared to a similar impairment charge of $3.1 million (after tax) recorded in the same period last year, and the relative results of operations of those businesses identified as discontinued operations. See “– Certain Transactions and Events – Assets Held For Sale and Discontinued Operations”.

Segment Results

Inpatient Services

Inpatient services revenue increased $4.9 million to $601.5 million for the current year-to-date from $596.6 million for the same period in the prior year. Our average rate per patient day for the current year-to-date was $185 compared to $181 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($144 in current year period versus $135 in the prior year period); offset by a decline in our average Medicare rate per patient day ($311 in current year period versus $343 in the prior year period) due to the net impact of the October 1, 2002 expiration of Medicare enactments that provided for additional funding (the Medicare Cliff). Our net rate increases are offset by a decrease in revenue of $1.9 million resulting from an overall decrease in occupancy, partially mitigated by a favorable shift in payor mix. Total patient days decreased 36,060 to 3,248,982 in the current year-to-date period compared to 3,285,042 during the comparable period last year. Our occupancy was 91.2% and 92.2% in the current and prior year-to-date periods, respectively.

EBITDA for the inpatient services segment in the current year-to-date period decreased $15.6 million, or 22%, to $56.6 million compared to the same period last year. EBITDA margin declined to 9.4% from 12.1% for the same periods, respectively. Operating margins were adversely impacted by the Medicare Cliff, an overall reduction in occupancy and increased operating expenses, partially mitigated by the favorable increases in the state Medicaid rates. Operating expenses, including salaries, wages and benefits, and other operating expenses, grew by $20.5 million, or 4%, to $545.0 million for the current year-to-date period compared to the same period in the prior year. The growth in operating expense is principally attributed to the increasing Medicare population in our eldercare centers which are generally require a greater level of nursing care and increased ancillary utilization. In addition to a more medically complex population, certain states have imposed mandated increased nursing staff levels in conjunction with increasing Medicaid funding. Nursing labor costs, including both employed and agency labor, increased to $77.76 per patient day for the current year-to-date, or 6.6%, from the same period in the prior year. This increase is principally driven by inflationary factors and the fact that we are unable to reduce staffing levels proportionately with the reduction in census due to mandatory staffing ratios. The inpatient services segment has experienced continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs) resulting from improved hiring and retention trends. Other operating expense declined for the current year-to-date period by $5.2 million, principally due to reduced agency utilization and lower periodic provisions for patient receivables, offset by increased ancillary and patient care costs, and increased utility and snow removal costs resulting from the inclement weather this winter compared to last.

Back to Contents

Pharmacy Services

Pharmacy services revenue (before intersegment eliminations) increased $32.9 million, or 5.4%, to $637.6 million for the current year-to-date period compared to $604.7 million for the same period in the prior year. Pharmacy service revenues with external customers increased $46.1 million, or 8.4%, and is attributed to favorable changes in bed mix, patient acuity and product pricing; offset by pricing concessions of $10.0 million afforded in the extension of material contracts. Revenues are further offset by $24.0 million due to reduced medical supplies revenue following a third quarter of fiscal 2002 medical supplies services agreement under which NeighborCare® transferred the fulfillment of its medical supply services to Medline. See “– Certain Transactions and Events – Amended Pharmacy Services Agreements” and “– Certain Transactions and Events – Medical Supplies Services Agreement”. Revenues from intersegment customers, which are eliminated in consolidation, decreased $13.2 million, or 25%, to $39.7 million for the current year-to-date period compared to $52.9 million for the same period in the prior year. This decline is principally due to the transition of the medical supply services to Medline. The sale of our eldercare centers in the states of Illinois and Florida is not expected to result in a material change in the gross revenues of our pharmacy segment as those sales included extensions of pharmacy service contracts with NeighborCare. As a result of the sale of those assets, future pharmacy services to those locations will be presented along with revenue of other external customers. Such revenues were reported as intersegment revenues and eliminated in consolidation through the dates of sale.

EBITDA of the pharmacy services segment increased $6.1 million, or 11%, to $59.2 million for the current year-to-date compared to the same quarter in the prior year. EBITDA margin improved to 9.2% from 8.8% in the same period in the prior year. EBITDA growth is attributed to the net growth in revenue previously described, reduced product acquisition costs and the realization of margin expansion initiatives which address operating cost reduction potential related to packaging, labor and quality assurance through enhanced automation and process re-engineering. Cost of sales (before intersegment eliminations) increased $18.0 million, or 5%, for the current year-to-date, to $399.3 million from $381.3 million for the same period in the prior year. Of this growth, $20.8 million is attributed to pharmacy revenue volume growth, offset by improvements of $2.8 million primarily attributable to purchasing and clinical initiatives together with increased generic drug availability and utilization. As a percentage of revenue, cost of sales for the current and prior year-to-date periods was 62.6% and 63.1%, respectively. Other operating expenses for this segment, including salaries, wages and benefits, increased $8.8 million, or 5%, to $179.1 million for the current year-to-date compared to $170.3 million for the same period in the prior year. As a percentage of revenues, other operating expenses were 28.1% for the current year-to-date period compared to 28.2% for the comparable period in the prior year.

Liquidity and Capital Resources

Working Capital and Cash Flows

We have a Senior Credit Facility originally consisting of the following: (1) a $150 million revolving line of credit (the “Revolving Credit Facility”); (2) a $285 million term loan (the “Term Loan”); and (3) an $80 million delayed draw term loan (the “Delayed Draw Term Loan”) (collectively the “Senior Credit Facility”). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter-bank Offered Rate (“LIBOR”) plus 3.50%, or approximately 4.78% at March 31, 2003. At March 31, 2003, there was $247.8 million outstanding under the Term Loan and $69 million outstanding under the Delayed Draw Term Loan. Outstanding amounts under the Revolving Credit Facility, if any, bear interest based upon a performance related grid. The Revolving Credit Facility has not been drawn upon to date in the current year.

Back to Contents

At March 31, 2003, we had cash and cash equivalents of $133.5 million, net working capital of $439.8 million and $149.1 million of unused commitment under our $150 million Revolving Credit Facility.

At March 31, 2003, we had restricted investments in marketable securities of $87.6 million, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

Our cash flow from operations before debt restructuring and reorganization costs for the year-to-date period ended March 31, 2003 was $64.6 million compared to $66.9 million for the same period in the prior year. A year-over-year comparison of the primary operating cash flow activities follows:

•	A reduction in cash flow from operations of $20.8 million, net of charges not requiring funds, principally driven by the negative impact of the Medicare cliff;

•	Timing of payments for vendor and employee obligations accounted for a $32.2 million decline in cash in the current year versus last;

•	Net proceeds received in the current year period of $10.6 from a break-up fee and other settlements (see – “Certain Transactions and Events – Proposed NCS Transaction”); and

•	A use of proceeds in the prior year period from the Delayed Draw Term Loan of $42 million to finance the repayment of all trade balances due to NeighborCare pharmacy’s primary supplier of pharmacy products.

Cash payments for debt restructuring and reorganization costs were $1.0 million for the current year-to-date period compared to $32.2 million for the same period in the prior year. We believe that cash flow from operations, along with available borrowings under our Revolving Credit Facility, are sufficient to meet our current liquidity needs.

Our days sales outstanding at March 31, 2003 was 51 days compared to 54 days at September 30, 2002.

Our net cash provided by investing activities for the current year-to-date period was $2.3 million, and includes proceeds from the sale of eldercare assets of $29.6 million, offset with $27.0 million of capital expenditures. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software. In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect to continue to incur capital expenditure costs at levels at or above those for the current quarter for the foreseeable future. In the prior year we exercised an option to purchase three formerly leased eldercare centers for $10.5 million.

Our investing activities for the current year-to-date period also include $0.9 million in net investments in restricted investments in marketable securities, representing the current period funding of self insured workers’ compensation and general / professional liability insurance retentions held by LHC.

Our financing activities for the current year-to-date period resulted in net cash outflows of $80.4 million, and include $63.5 million of debt repayments. Our Senior Credit Facility contains a provision requiring prepayment of amounts determined to be excess cash flow, calculated as 75% of operating profits, after capital investments, debt repayments and investments, including investments in working capital, by December 31st of each year based upon earnings for the previous fiscal year. We expect the majority of any proceeds received upon the sale of assets classified as held for sale to be used to repay the Senior Credit Facility debt unless reinvested in similar assets. Of the $63.5 million of debt repayments made in the current year, $24.8 million is the result of this excess cash flow recapture provision, $17.3 million has been paid from the net proceeds of the sale of eight skilled nursing facilities in the state of Illinois (see – “Certain Transactions and Events – Change in Strategic Direction and Objectives”) and $16.0 million of the remaining debt repayments during the year are the result of the early extinguishment of three fixed rate mortgages. Subsequent to March 31, 2003, we received cash proceeds from the sale of our assets located in the state of Florida. We expect to use the cash proceeds of this transaction to reinvest in the business, or if no reinvestment opportunity is appropriate, to repay a portion of the Senior Credit Facility debt.

Back to Contents

Our Senior Credit Facility requires that we achieve certain levels of fixed versus variable interest rate exposure. We are required to enter into interest rate agreements that effectively fix or cap the interest cost on at least 50% of our consolidated debt. In order to meet this requirement, we entered into interest rate swap and cap agreements that effectively convert underlying variable rate debt into fixed rate debt. At March 31, 2003, after considering the $275.0 million notional principal amount of these agreements, 55% of our total debt is subject to rate protection. See “Quantitative and Qualitative Disclosures About Market Risk.”

During the second fiscal quarter of 2003, our board of directors authorized us to repurchase up to $50.0 million of our common stock through privately negotiated third party transactions or in the open market. As of March 31, 2003 we had repurchased $16.9 million of common stock or 1.1 million common shares, representing 2.6% of the common shares outstanding. This use of cash is reflected as a financing activity in our unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2003. Subsequent to March 31, 2003, we have repurchased an additional 0.8 million common shares for $12 million.

Subsequent to March 31, 2003, we made an offer to our employees to tender all their options to purchase shares of our common stock outstanding under our 2001 Stock Option Plan. The offer included an accelerated vesting of all restricted shares under the 2001 Stock Incentive Plan. The transaction was expected to be completed in the third fiscal quarter of 2003 with a cost of approximately $7.5 million ($1.6 million cash).

For the current year-to-date period, we incurred $19.7 million of lease obligation costs and expect to continue to incur lease costs at or above levels approximating those for the current period for the foreseeable future. We classify operating lease costs associated with our eldercare centers and corporate office sites as lease expense in the consolidated statement of operations, while the operating lease costs of pharmacy and other health service sites are included within other operating expenses. For the current year-to-date period, our lease expense associated with our eldercare centers and corporate offices was reduced $2.5 million in connection with the amortization of net unfavorable lease credits established in fresh-start reporting. Consequently, our cash basis lease cost was $22.2 million.

In the six month period April 1, 2003 to September 30, 2003, we expect to incur approximately $11 million of strategic planning, severance and other related costs.

We believe that we have adequate capital resources at our disposal to fund currently anticipated capital expenditures as well as current and projected debt service requirements.

Non-Derivative Off-Balance Sheet Arrangements

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

We have extended $7.4 million in working capital lines of credit to certain jointly owned and managed entities, of which $4.9 million were unused at March 31, 2003. Our extension of such working capital lines of credit serves to provide certain of our long-term care affiliates access to working capital to supplement temporary short-falls in cash flows. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were deemed unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

Back to Contents

We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $12.1 million at March 31, 2003. Our share of the income of these partnerships for the six months ended March 31, 2003 and 2002 is $0.6 million and $0.4 million, respectively. The majority of these partnerships operate skilled nursing or assisted living properties. Our business objective is typically to partner with hospitals or other healthcare providers who wish to enter the long-term care business, but do not have the operational expertise to manage such a business. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties. We have provided $11.5 million of financial guarantees related to loan commitments of four jointly owned and managed companies. We have also provided $11.5 million of financial guarantees related to lease obligations of one jointly-owned and managed company that operates four eldercare centers. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Our business activities do not include the use of unconsolidated special purpose entities.

Income Taxes

At March 31, 2003, we estimate that there remains $270 million of Net Operating Loss (NOL) carryforwards, utilization of which is subject to limitations. There can be no assurances that we will be able to utilize these NOL’s and, consequently, they are subject to a 100% valuation allowance. Pursuant to SOP 90-7, the income tax benefit of any NOL carryforward utilization is applied first as a reduction to goodwill. Tax benefits from utilization of NOL carryforwards, will be recorded at such time and to such extent they are assured beyond a reasonable doubt.

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

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired at the close of September 30, 2002. The expiration of these provisions has reduced our Medicare per diems per beneficiary, on average, by $34, resulting in reduced revenue of approximately $17.2 million in our first six months of fiscal 2003 (the Medicare cliff). Effective October 1, 2002, Medicare rates adjusted for the Medicare cliff were increased by a 2.6% annual market basket adjustment. For us, this net impact of these provisions is estimated to adversely impact annual revenue and EBITDA beginning October 1, 2002 by approximately $28 million.

For Federal fiscal year 2003 the Centers for Medicare and Medicaid Services used their discretionary authority to continue the payment add-ons. The recently released proposed Federal Budget for fiscal year 2004 suggests that the Centers for Medicare and Medicaid Services will extend the add-ons described in the previous paragraph for the coming year. This decision is reflected in proposed fiscal year 2004 skilled nursing facility prospective payment system rules issued mid-May, 2003. The proposed rules continue the payment add-ons under the same criteria. Additionally, under the proposed rules, fiscal year 2004 payments would be increased by the full market basket increase, or 2.9%. These proposed rules are subject to a 60 day comment period. The Centers for Medicare and Medicaid Services could make changes in the final rules. By law, final rules for coming fiscal year must be issued by August 1.

Back to Contents

The prospects for legislative relief are uncertain. As part of the proposed Federal Budget for fiscal year 2004, the President has advanced a major “Medicare Modernization” initiative. It is not clear whether additional assistance to providers will be included in the details of the President’s plan. Efforts are underway with the trade groups to advocate for skilled nursing facilities prospective payment system relief as part of Congressional consideration of the President’s plan and related Medicare legislation.

There are additional provisions in the Medicare statute affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings. In February 2003, Congress passed legislation adjusting practitioner fee schedules. The Congressional action prevented a formula driven reduction in fee schedules. This restoration of rates affected not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals. In addition, effective January 1, 2003, the moratorium on implementing payment caps on Medicare Part B rehabilitation therapy services expired. The Centers for Medicare and Medicaid Services has issued instructions indicating that the agency will delay enforcement until mid year and that the agency has clarified that any implementation would be prospective from the date that instructions are effective. Once effective, Medicare Part B therapy service will be subject to the caps which are expected to reduce revenues and EBITDA by approximately $17 million and $3 million, respectively.

Pharmacy coverage and cost containment are important policy debates at both the federal and state levels. In both his State of the Union Address and his budget message, the President has highlighted his appeal for Medicare modernization and enactment of a broader Medicare outpatient drug benefit. Transforming Medicare was a major theme of the President’s State of the Union address and his proposed fiscal year 2004 budget. The recently passed First Congressional Budget Resolution sets aside fiscal authority for implementing a new Medicare pharmacy benefit program. However, it should be noted that the budget resolution is a non-binding target.

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

The recent economic downturn is having a detrimental affect on state revenues in most jurisdictions. Budget shortfalls range from 4-5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. State-specific details are just emerging as state legislatures begin the tasks of approving state budgets. In each of the major states where Genesis ElderCare and NeighborCare provide services we are working with trade groups, consultants and government officials to responsively address the particular services funding issues.

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

It is not possible to quantify fully the effect of potential legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Critical Accounting Policies

We consider an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our most recent annual report on Form 10-K:

•	Allowance for Doubtful Accounts

•	Loss Reserves for Certain Self-Insured Programs

•	Revenue Recognition / Contractual Allowances

•	Long-lived Asset Impairments

Our senior management has reviewed these critical accounting policies and estimates with our audit committee. During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ending September 30, 2003 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003.

Back to Contents

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003, with early adoption permitted. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted FIN 46 in January 2003 and, as a result, began consolidating one of our joint venture partnerships that operates four eldercare centers. We hold a majority of the related financial risks and rewards, despite our lack of voting control in this partnership. This partnership has assets of $7.3 million, annual revenues of approximately $15.5 million, and de minimus net income. We wrote-off $1.7 million of long-term assets related to this partnership, which we concluded were impaired. We have decided to sell this partnership and expect the sale to occur by the end of Fiscal 2003. Accordingly, we have included the results of this entity in the loss from discontinued operations, net of taxes, in our unaudited condensed consolidated statements of operations.

Other

We manage the operations of 69 eldercare centers. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee/employer relationship. Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the current year-to-date period and the same period last year we billed our managed clients $64.9 million and $75.1 million, respectively, for such labor related costs.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases and payroll tax obligations, seasonal census cycles, weather conditions and the number of calendar days in a given quarter.

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

As of March 31, 2003, we have a $75 million interest rate swap agreement maturing on September 13, 2005, to pay fixed (3.1%) / receive variable (one month LIBOR) and a $125 million interest rate swap agreement maturing on September 13, 2007, to pay fixed (3.77%) / receive variable (one month LIBOR). In addition, we have a $75 million interest rate cap agreement maturing on September 13, 2004. The interest rate cap pays interest to us when LIBOR exceeds 3%. The amount paid to us is equal to the notional principal balance of $75 million multiplied by (LIBOR minus 3%) in those periods in which LIBOR exceeds 3%. We purchased the interest rate cap for $0.7 million which is being amortized to interest expense over the two year term of the agreement. Based upon confirmations from third party financial institutions, the fair value of the interest rate swap agreements and the interest rate cap agreement is a liability of $6.7 million and an asset of $0.1 million, respectively, at March 31, 2003.

As of March 31, 2003, after considering the $275 million notional principal amount of these agreements, 55% of our total debt is subject to rate protection. A 1% increase in LIBOR would result in an increase to our interest expense of $2.8 million annually.

As of March 31, 2003, we held $17 million of investments in marketable securities that were affected by market rates of interest. A 1% change in the rate of interest would result in a change in the market value of the investments of $0.2 million annually.

Item 4.   Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared.

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

In this action, brought in United States District Court for the District of New Jersey on March 16, 2000, the plaintiff alleges that a pharmacy purchased by NeighborCare® failed to process Medicaid credits for returned medications. The allegations are vaguely alleged for other jurisdictions. While the action was under seal in United States District Court, we fully cooperated with the Department of Justice’s evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The U.S. District Court action is no longer under seal but remains administratively stayed pending resolution of the bankruptcy issues.

The plaintiff filed a proof of claim in our bankruptcy proceedings initially for approximately $650 million and subsequently submitted an amended claim in the amount of approximately $325 million. We believe the allegations have no merit and objected to the proof of claim. In connection with an estimation of the proof of claim in the bankruptcy proceeding, Debtors filed a motion for summary judgment urging that the claim be estimated at zero. On or about January 24, 2002, the U.S. Bankruptcy Court for the District of Delaware granted Debtors’ motion and estimated the claim at zero.

On or about February 11, 2002, the plaintiff appealed the bankruptcy court’s granting of summary judgment to the U.S. District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the U.S. District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the U.S. District Court, the assets previously reserved for the plaintiff’s claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the U.S. District Court denied the plaintiff’s appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. On or about April 25, 2003, the plaintiff filed an appeal to the Third Circuit Court of Appeals.

Pending DEA Investigation

In August 2001, and March 2002, our pharmacy located in Colorado reported missing inventory and potential diversion to the Drug Enforcement Administration (“DEA”), the local police and the Colorado Board of Pharmacy. As a result of the pharmacy reporting these incidents, the DEA commenced an audit of the pharmacy's operations. Under the Controlled Substance Act the government may seek the potential value of the inventory diverted as well as other damages. The Civil Division of the U.S. Attorney's Office for the District of Colorado has advised us that there is potential civil liability relating to violations of the Controlled Substance Act. The Colorado facility has cooperated with all requests for information, including making its personnel and documents available to the government. The government and the pharmacy are currently in discussions regarding the allegations.

Item 2.   Changes in Securities and Use of Proceeds – None

Item 3.   Defaults Upon Senior Securities – None

Back to Contents

Item 4.   Submission of Matters to a Vote of Security Holders

On April 9, 2003, the Company held its annual meeting of shareholders. Proxies were solicited for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934.

At the meeting, the following matters were voted on: Robert H. Fish and Joseph A. LaNasa, III were elected to serve until the 2004 annual meeting, or until their respective successors are elected and qualified, James H. Bloem and James D. Dondero were elected to serve until the 2005 annual meeting, or until their respective successors are elected and qualified, and James E. Dalton, Jr. and Dr. Philip P. Gerbino were elected to serve until the 2006 annual meeting, or until their respective successors are elected and qualified. A summary of the voting results follows:

	Votes for Election	Votes Withheld

Robert H. Fish	26,622,740	1,554,184
Joseph A. LaNasa, III	25,348,880	2,828,044
James H. Bloem	27,575,632	601,292
James D. Dondero	27,580,574	596,350
James E. Dalton, Jr.	28,062,625	114,299
Dr. Philip P. Gerbino	25,138,352	3,038,572

Item 5.   Other Information – None

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1 Employment Agreement between the Company and Robert H. Fish dated as of February 28, 2003.

99.1 Certificate of Robert H. Fish, Principal Executive Officer, of the Company dated May 15, 2003 pursuant to 18 U.S.C. Section 1350.

99.2 Certificate of George V. Hager, Jr., Principal Financial Officer, of the Company dated May 15, 2003 pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On February 21, 2003, the Company filed a Current Report on Form 8-K under Item 5 announcing its plans to spin-off the eldercare business in what is expected to be a tax-free transaction to shareholders. That transaction is expected to be completed by the end of the calendar year 2003.

On May 1, 2003, the Company filed a Current Report on Form 8-K under Item 9 and 12 announcing our financial results for the period ended March 31, 2003 and management’s use of non-GAAP financial information under Regulation G.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Genesis Health Ventures, Inc.
Date: May 15, 2003	/s/ George V. Hager, Jr. George V. Hager, Jr., Executive Vice President and Chief Financial Officer

Back to Contents

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Fish, principal executive officer of Genesis Health Ventures, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Genesis Health Ventures, Inc. and subsidiaries;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ George V. Hager, Jr. George V. Hager, Jr.