Form 10-Q
period 2003-06-30
GENESIS HEALTH VENTURES INC /PA
filed 2003-08-14
CIK 874265

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-33217

GENESIS HEALTH VENTURES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	06-1132947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East State Street
Kennett Square, Pennsylvania	19348
(Address of principal executive offices)	(Zip code)

(610) 444-6350
(Registrant’s telephone number, including area code)

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

YES        NO

APPLICABLE ONLY TO CORPORATE ISSUERS.

As of August 13, 2003: 39,513,518 shares of the registrant’s common stock were outstanding and 261,326 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

Statements made in this report and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on our business; the expected increase in Medicare rates projected for fiscal 2004; our ability to successfully implement our strategic objectives, including the completion and the effects of the proposed spin-off of our eldercare business, the achievement of certain performance improvement initiatives within our pharmacy services segment in order to improve current pharmacy profitability, the completion of our transactions with ElderTrust and the sale of certain assets; the expected reduction of pharmacy service revenue as a result of the medical supplies service agreement with Medline; the expected effects of the termination of our pharmacy services agreement with Mariner; the expected strategic planning, severance and other related costs for the remainder of fiscal 2003 and the foreseeable future; estimates in our critical accounting policies including, our allowance for doubtful accounts, any anticipated impact of long-lived asset impairments and our ability to provide for loss reserves for self-insured programs; and the expected repayments of Senior Credit Facility debt.

The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance, and that actual results and trends in the future may differ materially.

Factors that could cause actual results to differ materially include, but are not limited to the following:

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

•	the expiration of enactments providing for additional governmental funding;

•	changes in pharmacy legislation and payment formulas;

•	the impact of federal and state regulations;

•	changes in payor mix and payment methodologies;

•	further consolidation of managed care organizations and other third party payors;

•	competition in our businesses;

•	an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•	competition for qualified staff in the healthcare industry;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	an economic downturn or changes in the laws affecting our business in those markets in which we operate;

Back to Contents

•	the impact of our reliance on one pharmacy supplier to provide a significant portion of our pharmacy products;

•	the impact of acquisitions and the proposed spin-off of our eldercare business;

•	the ability to implement and achieve certain strategic objectives;

•	the difficulty in evaluating certain of our financial information due to a lack of comparability following the emergence from bankruptcy; and

•	acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

Certain of these risks are described in more detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND SEPTEMBER 30, 2002
(IN THOUSANDS)

	June 30, 2003	September 30, 2002

Assets:
Current assets:
Cash and equivalents	$134,086	$148,030
Restricted investments in marketable securities	16,350	15,074
Accounts receivable, net	363,854	369,969
Inventory	68,092	64,734
Prepaid expenses and other current assets	57,225	47,850
Assets held for sale	—	46,134

Total current assets	639,607	691,791

Property, plant and equipment, net	744,711	795,928
Assets held for sale	18,276	—
Restricted investments in marketable securities	77,381	71,073
Other long-term assets	50,593	51,042
Investments in unconsolidated affiliates	11,942	14,143
Identifiable intangible assets, net	22,821	25,795
Goodwill	342,304	339,723

Total assets	$1,907,635	$1,989,495

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$46,649	$40,744
Accounts payable and accrued expenses	174,331	202,041

Total current liabilities	220,980	242,785

Long-term debt	575,702	648,939
Deferred income taxes	48,896	37,191
Self-insurance liability reserves	49,862	42,019
Other long-term liabilities	46,862	48,989
Minority interests	11,708	10,684
Redeemable preferred stock, including accrued dividends	46,723	44,765
Shareholders’ equity	906,902	914,123

Total liabilities and shareholders’ equity	$1,907,635	$1,989,495

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Net revenues:
Inpatient services	$303,645	$302,672
Pharmacy services	316,965	283,644
Other revenue	48,049	41,742

Total net revenues	668,659	628,058

Operating expenses:
Salaries, wages and benefits	279,202	262,234
Cost of sales	201,886	179,563
Other operating expenses	126,833	125,117
Strategic planning, severance and other related costs	11,474	12,568
Net gain from break-up fee and other settlements	—	(229)
Depreciation and amortization expense	16,622	15,077
Lease expense	6,879	6,971
Interest expense	9,848	9,459

Income before debt restructuring and reorganization costs, income tax expense, equity in net income of unconsolidated affiliates and minority interests	15,915	17,298
Debt restructuring and reorganization costs	—	2,570

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	15,915	14,728
Income tax expense (benefit)	2,154	(4,567)

Income before equity in net income of unconsolidated affiliates and minority interests	13,761	19,295
Equity in net income of unconsolidated affiliates	569	99
Minority interests	(1,272)	(592)

Income from continuing operations before preferred stock dividends	13,058	18,802
Preferred stock dividends	660	656

Income from continuing operations	12,398	18,146
Loss from discontinued operations, net of taxes	(5,926)	(693)

Net income attributed to common shareholders	$6,472	$17,453

Per Common Share Data:
Basic:
Income from continuing operations	$0.31	$0.44
Loss from discontinued operations	(0.15)	(0.02)
Net income	$0.16	$0.42
Weighted average shares	40,097,289	41,341,830
Diluted:
Income from continuing operations	$0.31	$0.43
Loss from discontinued operations	(0.15)	(0.02)
Net income	$0.16	$0.42
Weighted average shares - income from continuing operations	42,370,934	43,470,082
Weighted average shares - net income	40,097,289	43,470,082

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Net revenues:
Inpatient services	$905,178	$899,306
Pharmacy services	914,876	835,428
Other revenue	137,168	123,189

Total net revenues	1,957,222	1,857,923

Operating expenses:
Salaries, wages and benefits	832,670	775,141
Cost of sales	578,655	530,087
Other operating expenses	371,854	372,520
Strategic planning, severance and other related costs	21,312	12,568
Net gain from break-up fee and other settlements	(11,337)	(21,907)
Depreciation and amortization expense	48,817	44,387
Lease expense	20,782	20,055
Interest expense	30,657	31,386

Income before debt restructuring and reorganization costs, income tax expense, equity in net income of unconsolidated affiliates and minority interests	63,812	93,686
Debt restructuring and reorganization costs	—	4,270

Income before income tax expense, equity in net income of unconsolidated affiliates and minority interests	63,812	89,416
Income tax expense	20,834	24,562

Income before equity in net income of unconsolidated affiliates and minority interests	42,978	64,854
Equity in net income of unconsolidated affiliates	1,161	490
Minority interests	(3,567)	(1,344)

Income from continuing operations before preferred stock dividends	40,572	64,000
Preferred stock dividends	2,009	1,916

Income from continuing operations	38,563	62,084
Loss from discontinued operations, net of taxes	(15,490)	(4,089)

Net income attributed to common shareholders	$23,073	$57,995

Per Common Share Data:
Basic:
Income from continuing operations	$0.94	$1.51
Loss from discontinued operations	(0.38)	(0.10)
Net income	$0.56	$1.41
Weighted average shares	41,135,170	41,211,603
Diluted:
Income from continuing operations	$0.94	$1.48
Loss from discontinued operations	(0.38)	(0.10)
Net income	$0.56	$1.38
Weighted average shares - income from continuing operations	43,378,463	43,339,666
Weighted average shares - net income	41,135,170	43,339,666

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

GENESIS HEALTH VENTURES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(IN THOUSANDS)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Cash flows from operating activities:
Net income attributed to common shareholders	$23,073	$57,995
Net charges included in operations not requiring funds	106,836	118,204
Changes in assets and liabilities:
Accounts receivable	(23,835)	(21,134)
Accounts payable and accrued expenses	(16,606)	24,099
Refinancing of pharmacy supplier credit terms	—	(42,000)
Other, net	(6,673)	(4,827)

Net cash provided by operating activities before debt restructuring and reorganization costs	82,795	132,337

Cash paid for debt restructuring and reorganization costs	(1,677)	(44,299)

Net cash provided by operating activities	81,118	88,038

Cash flows from investing activities:
Capital expenditures	(42,496)	(32,954)
Net purchases of restricted marketable securities	(7,372)	(12,722)
Acquisition of rehabilitation services business	(5,918)	—
Sale (purchase) of eldercare assets	55,123	(10,453)
Other, net	8,425	5,397

Net cash provided by (used in) investing activities	7,762	(50,732)

Cash flows from financing activities:
Repayment of long-term debt and payment of sinking fund requirements	(66,617)	(45,968)
Proceeds from issuance of long-term debt	—	80,000
Repurchase of common stock	(36,207)	—

Net cash (used in) provided by financing activities	(102,824)	34,032

Net (decrease) increase in cash and equivalents	$(13,944)	$71,338
Cash and equivalents:
Beginning of period	148,030	32,139

End of period	$134,086	$103,477

Supplemental cash flow information:
Interest paid	$31,446	$43,492
Income taxes paid, net of refunds	3,082	6,854
Non-cash financing activities:
Capital leases	1,431	1,770

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

Genesis provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. As of June 30, 2003, Genesis owns or leases 159 eldercare centers with 20,456 beds, of which 5 centers having 718 beds have been identified as held for sale.  See note 9 – “Assets Held for Sale and Discontinued Operations”.  Genesis includes the revenues of its owned and leased centers in inpatient services revenues in the unaudited condensed consolidated statements of operations.  As of June 30, 2003, Genesis manages or jointly-owns 68 eldercare centers with 7,035 beds.  Management fees earned from the Company’s managed and / or jointly-owned eldercare centers are included in other revenues in the unaudited condensed consolidated statements of operations.

Genesis provides pharmacy services nationwide through its NeighborCare® integrated pharmacy operation that serves approximately 253,000 institutional beds in long-term care settings.  The Company also operates 32 community-based retail pharmacies.

Genesis also provides rehabilitation services, diagnostic services, respiratory services, hospitality services, and group purchasing services, the revenues for which are included in other revenues in the unaudited condensed consolidated statements of operations.

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

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Some of the more significant estimates impact accounts receivable, long–lived assets and loss reserves for self–insurance programs.  Actual results could differ from those estimates and such differences could be significant.

Back to Contents

3.	Strategic Planning, Severance and Other Related Costs

Genesis has incurred costs that are directly attributable to the Company’s long-term objective of transforming to a pharmacy-based business and certain of its short-term strategic objectives.  These costs are expected to continue for the foreseeable future and are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other related costs”.  A summary of these costs at June 30, 2003 follows (in thousands):

	Accrued at September 30, 2002	Nine Months Ended June 30, 2003		Accrued at June 30, 2003
		Provision	Paid

Severance and related costs	$1,100	$13,576	$13,376	$1,300
Strategic consulting costs	621	7,736	7,283	1,073

Total	$1,721	$21,312	$20,659	$2,373

4.	Certain Significant Risks and Uncertainties

The Company receives revenues from Medicaid, Medicare, private insurance, self-pay residents, other third party payors and long-term care facilities which utilize the Company’s other ancillary services.

The Medicaid and Medicare programs are highly regulated. The failure of the Company or its customers to comply with applicable reimbursement regulations could adversely affect the Company’s business. The Company monitors its receivables from third party payor programs and reports such revenues at the net realizable value expected to be received.

On December 15, 2000, Congress passed the Benefit Improvement Protection Act that increased the nursing component of federal prospective payment system’s rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002.  The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add-on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001.  The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002.  These changes had a positive impact on operating results.

A number of provisions of the Balanced Budget Refinement Act and the Benefit Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 (the Skilled Nursing Facility Medicare Cliff).  Effective October 1, 2002, Medicare rates adjusted for the Skilled Nursing Facility Medicare Cliff were increased by a 2.6% annual market basket adjustment.  For Genesis, the net impact of these provisions is estimated to adversely impact annual revenue beginning October 1, 2002 by approximately $24 million.  The expiration of these provisions after considering the 2.6% annual market basket adjustment, has reduced our Medicare per diems per beneficiary, on average, by approximately $24, resulting in reduced revenue and EBITDA of approximately $18.0 million in the Company’s first nine months of fiscal 2003.

The Skilled Nursing Facility Medicare Cliff could adversely impact the liquidity of the Company’s other service related business customers, resulting in their inability to pay the Company, or to pay the Company timely, for its products and services. This factor, coupled with the adverse impact of the Skilled Nursing Facility Medicare Cliff to the liquidity of the Company’s inpatient services segment, could require it to borrow in order to fund working capital needs, and in turn, cause Genesis to become more highly leveraged.

Back to Contents

In addition, effective January 1, 2003, the moratorium on implementing payment caps on Medicare Part B rehabilitation therapy services expired.  The Centers for Medicare and Medicaid Services has issued instructions indicating that the agency will delay enforcement until September 1, 2003 and that the agency has clarified that any implementation would be prospective from the date that instructions are effective.  If the caps are imposed September 1, 2003, such therapy caps are expected to reduce our annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million.  Congress may again intervene to extend a moratorium on the therapy caps for calendar year 2004.  The House of Representatives included a moratorium provision in its version of the “Comprehensive Prescription Drug and Medicare Improvement Act.”  While the Senate does not have a comparable provision, key Senate conferees pledged to support the House provision during Senate debate.  No assurances can be made or given that Congress will extend the moratorium or take any other action to affect a discontinuance of the therapy caps.

On August 4, 2003, the Centers for Medicare & Medicaid Services published in the Federal Register the final prospective payment system rules to fiscal year 2004 skilled nursing facilities effective October 1, 2003.  The final rules make two significant enhancements to the reimbursement rates for the fiscal year 2004 by increasing base rates by 6.26% (3% increase in the annual update factor and a 3.26% upward adjustment correcting for previous forecast errors).  These two changes are estimated to increase Medicare payment rates per patient day by $19.  The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons which were authorized in the Balanced Budget Refinement Act of 1999 to compensate for non-therapy ancillaries.

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

Pharmacy coverage and cost containment are important policy debates at both the federal and state levels.  In both his State of the Union Address and his budget message, the President has highlighted his appeal for Medicare modernization and enactment of a broader Medicare outpatient drug benefit.  Transforming Medicare was a major theme of the President’s State of the Union Address and his proposed fiscal year 2004 budget. The recently passed First Congressional Budget Resolution sets aside fiscal authority for implementing a new Medicare pharmacy benefit program.  However, it should be noted that the budget resolution is non-binding.

During June 2003, both the U.S. House of Representatives and the U.S. Senate passed comprehensive proposals for implementing a new Medicare pharmacy benefit and restructuring Medicare administration (“Comprehensive Prescription Drug and Medicare Improvement Act.”). There are significant differences between the House-passed and Senate-passed measures. Provisions in both measures could impact long-term care pharmacies.  Conferees have been appointed and are meeting to resolve these differences. The current schedule proposes that the conferees will have until late September 2003 to reconcile the differences and to report the compromise measure for final enactment. It is premature to predict the outcome of these Congressional deliberations.

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

Back to Contents

fee over and above the payment for the drug.  To the extent that changes in the payment for drugs are not accompanied by an increase in the dispensing fee, margins could erode.  Some states have explored efforts to restrict utilization (preferred drug lists, prior–authorization, formularies).  A few states have attempted to extend the preferred Medicaid pricing to all Medicare beneficiaries.

It is not possible to quantify fully the effect of potential legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on Genesis’ business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect the Company’s business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Genesis’ financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

5.	Significant Transactions and Events

In February 2003, Genesis’ board of directors approved in principle a plan to spin-off its eldercare operations to the shareholders of Genesis.

The spin-off is motivated by two business purposes:  (1) to allow each business to pursue strategies and focus on objectives appropriate to that business, and to assume only those risks inherent in the respective businesses; and (2) to resolve problems that Genesis’ pharmacy services segment (NeighborCare) has with existing or potential customers who object to NeighborCare’s association with Genesis’ inpatient business segment that competes with those customers.  The inpatient services segment and pharmacy services segment are distinct businesses with significant differences in their markets, products, investment needs and plans for growth.  Genesis’ board of directors believes that a separation into two independent public companies will enhance the ability of each to focus on strategic initiatives and new business opportunities, and to improve cost structures and operating efficiencies. Following the spin-off, the operations of Genesis’ inpatient services segment, rehabilitation therapy business, management services and certain other ancillary service businesses will operate under the name Genesis Healthcare Corporation (GHC).  In the spin-off, Genesis will distribute all of the shares of GHC common stock on a pro rata basis to the holders of Genesis common stock.  GHC will then become a separately traded, publicly held company.

The spin-off is subject to several conditions, including financing and GHC’s receipt of an Internal Revenue Service ruling that, for U.S. federal income tax purposes, the spin-off generally will not be taxable.

On April 1, 2003, the Company extended an offer to its employees, including executive officers except for its chief executive officer, to tender all options to purchase shares of its common stock, par value $.02 per share, outstanding under its 2001 stock option plan, for the following consideration: (a) for those holders of options who have received awards of more than 2,000 restricted shares of common stock under the stock incentive plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who have not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003.  Genesis accepted for exchange and cancellation options to purchase 1,724,000 shares of its common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders.  All eligible options held by the Company’s employees were tendered in the offer, with the exception of options to purchase 35,000 shares.  As a result of this offer and exchange, the Company expensed $7.2 million in the quarter ended June 30, 2003, of which $1.4 million was disbursed in cash, with the remainder distributed in common stock.  This expense is classified as a component of strategic planning, severance and other related costs in the Company’s unaudited condensed consolidated statements of operations.

Back to Contents

6.	Long-Term Debt

Long-term debt at June 30, 2003 and September 30, 2002 consists of the following (in thousands):

	June 30, 2003	September 30, 2002

Secured debt
Senior Credit Facility
Term Loan	$247,075	$281,575
Delayed Draw Term Loan	68,874	79,239

Total Senior Credit Facility	315,949	360,814
Senior Secured Notes	240,176	242,602
Mortgage and other secured debt	66,226	86,267

Total debt	622,351	689,683
Less:
Current installments of long-term debt	(46,649)	(40,744)

Long-term debt	$575,702	$648,939

The Senior Credit Facility contains a provision requiring prepayment of amounts determined to be excess cash flow calculated as 75% of cash operating profits, after capital investments, debt repayments and investments, including investments in working capital, by December 31st of each year based upon earnings for the previous fiscal year.  The Company expects that the majority of any proceeds received upon the sale of assets classified as held for sale will be used to repay Senior Credit Facility debt unless reinvested in similar assets.  During the quarter ended December 31, 2002, the Company repaid $24.8 million of debt under the Senior Credit Facility pursuant to the excess cash flow recapture provisions.  During the nine months ended June 30, 2003, the Company repaid approximately $20.1 million of Senior Credit Facility debt, principally with proceeds from the sale of assets.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine month periods ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended June 30, 2003	Three months ended June 30, 2002	Nine months ended June 30, 2003	Nine months ended June 30, 2002

Earnings (loss) used in computation:
Income from continuing operations – basic computation	$12,398	$18,146	$38,563	$62,084
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	660	656	2,009	1,916

Income from continuing operations – diluted computation	$13,058	$18,802	$40,572	$64,000

Loss from discontinued operations – basic and diluted computation	$(5,926)	$(693)	$(15,490)	$(4,089)

Net income attributed to common shareholders – basic computation	$6,472	$17,453	$23,073	$57,995
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	—	656	—	1,916

Net income – diluted computation	$6,472	$18,109	$23,073	$59,911

Shares used in computation:
Weighted average shares outstanding – basic computation	40,097	41,342	41,135	41,212
Assumed conversion of preferred stock	2,274	2,095	2,243	2,095
Contingent consideration related to an acquisition	—	33	—	33

Weighted average shares outstanding – diluted computation, income from continuing operations	42,371	43,470	43,378	43,340
Less assumed conversion of preferred stock	(2,274)	—	(2,243)	—

Weighted average shares outstanding – diluted computation, net income attributed to common shareholders	40,097	43,470	41,135	43,340

Earnings per common share:
Basic:
Income from continuing operations	$0.31	$0.44	$0.94	$1.51
Loss from discontinued operations	(0.15)	(0.02)	(0.38)	(0.10)
Net income attributed to common shareholders	0.16	0.42	0.56	1.41
Diluted:
Income from continuing operations	$0.31	$0.43	$0.94	$1.48
Loss from discontinued operations *	(0.15)	(0.02)	(0.38)	(0.10)
Net income attributed to common shareholders	0.16	0.42	0.56	1.38

*	The basic weighted average shares are used for all periods to calculate loss per share from discontinued operations.

Basic earnings per share is calculated by dividing earnings (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator).  Included in the calculation of basic weighted average shares of 40,097,289 for the current quarter and 41,135,170 for the nine months ended are approximately 260,000 shares to be issued in connection with our joint plan of reorganization confirmed by the bankruptcy court.

Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, earnings are increased for the assumed elimination of preferred stock dividend requirements and the weighted average shares outstanding are increased to include additional shares from the assumed conversion of preferred stock.  The conversion of preferred stock is assumed for the diluted per share calculation of income from continuing operations and net income attributed to common shareholders for the three and nine month periods ended June 30, 2002 since their effect is dilutive.  The diluted per share calculation of income from continuing operations assumes the conversion of preferred stock for the three and nine months ended June 30, 2003 as the effect of their conversion is dilutive in those periods, however, the conversion of preferred shares is not assumed in the diluted per share calculation of net income attributed to common shareholders in those periods since their effect is antidilutive.  In all periods, the diluted per share calculation of loss on discontinued operations does not assume conversion of preferred shares since their effect is antidilutive.  No exercise of warrants or employee stock options is assumed for the three or nine month periods ended June 30, 2003 or 2002 since their effect is antidilutive.

Back to Contents

8.	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and nine month periods ended June 30, 2003 and 2002  (in thousands):

	Three months ended June 30, 2003	Three months ended June 30, 2002	Nine months ended June 30, 2003	Nine months ended June 30, 2002

Net income attributed to common shareholders	$6,472	$17,453	$23,073	$57,995
Unrealized gain (loss) on marketable securities	240	—	211	(245)
Net change in fair value of interest rate swap and cap agreements	(1,869)	—	(3,430)	—

Total comprehensive income	$4,843	$17,453	$19,854	$57,750

9.	Assets Held for Sale and Discontinued Operations

In the normal course of business, Genesis evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets.  On September 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (SFAS 144).  Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations.  The results of operations in the current and prior year periods, along with any cost to exit such businesses in the current year period, are classified as discontinued operations in the unaudited condensed consolidated statements of operations.  Businesses sold or closed prior to our adoption of SFAS 144 continue to be reported in the results of continuing operations.

Since the Company’s adoption of SFAS 144, it has classified several businesses as held for sale or closed.  An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes.  These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive.  This increase in insurance costs prompted the Company to sell its otherwise profitable operations in the state of Florida.  Since the Company’s inception, it has continued to develop its eldercare network in concentrated geographic markets in the eastern United States.  The geographic location of its eldercare centers in the states of Illinois and Wisconsin relative to its strategic geographic markets, combined with the operating performance of those centers, has prompted Genesis to identify those assets as held for sale.  In addition to these assets, the Company has identified 12 eldercare centers in other states, one medical supply distribution site, one rehabilitation services clinic, one physician services practice and its ambulance business as held for sale or closed due to under-performance.

Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets, as required under the Company’s Senior Credit Facility.  The amount of after-tax interest expense allocated to discontinued operations for the quarters ended June 30, 2003 and 2002 was $0.4 million and $1.1 million, respectively.  The amount of after-tax interest expense allocated to discontinued operations for the year to date periods ended June 30, 2003 and 2002 was $2.1 million and $3.1 million, respectively.

The Company’s $18.3 million of assets held for sale at June 30, 2003 are primarily related to its properties located in the state of Wisconsin ($14.4 million).

Back to Contents

The following table sets forth the components of loss from discontinued operations for the current quarter and year-to-date compared to the same periods last year (in thousands):

	Three months ended June 30, 2003	Three months ended June 30, 2002	Nine months ended June 30, 2003	Nine months ended June 30, 2002

Net revenues	$17,170	$58,076	$113,580	$179,590

Net operating loss of discontinued businesses	$(4,841)	$(191)	$(12,922)	$(675)
Loss on discontinuation of businesses	(4,874)	(945)	(12,471)	(6,028)
Income tax benefit	3,789	443	9,903	2,614

Loss from discontinued operations, net of taxes	$(5,926)	$(693)	$(15,490)	$(4,089)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

10.	Segment Information

The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization.  The Company has two reportable segments: (1) inpatient services and (2) pharmacy services.

The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at its 159 owned and leased eldercare centers.  The centers offer three levels of care for their customers: skilled, intermediate and personal.

The Company provides pharmacy services through its NeighborCare® pharmacy subsidiaries.  Included in pharmacy service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers operated by Genesis, as well as to independent healthcare providers by contract.  The Company provides these services through 60 institutional pharmacies and 16 medical supply and home medical equipment distribution centers located in its various market areas.  In addition, the Company operates 32 community-based pharmacies which are located in or near medical centers, hospitals and physician office complexes.  For the current year-to-date, 94% of the sales attributable to all pharmacy operations are generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

The accounting policies of the segments are the same as those of the consolidated organization.  All intersegment sales prices are market based.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the current quarter and year-to-date, compared with the same periods last year.  The “All other services” category of revenues and EBITDA represents operating information of business units below the prescribed quantitative thresholds under the Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  These business units derive revenues from the following services: rehabilitation therapy, management services, homecare services, physician services, diagnostic services, hospitality services, group purchasing fees, respiratory health services, staffing services and other healthcare related services.  The “Corporate” category consists of the Company’s general and administrative function, for which there is generally no revenue generated.  The “Other adjustments” category consists of expenses or gains that have not been allocated to our reportable segments or the “All other services” or “Corporate” categories.  This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision maker regarding the performance of our reportable and non-reportable segments.

Back to Contents

(in thousands)	Three months ended June 30, 2003	Three months ended June 30, 2002 (1)	Nine months ended June 30, 2003	Nine months ended June 30, 2002 (1)

Revenues:
Inpatient services - external	$303,645	$302,672	$905,178	$899,306
Pharmacy services:
External	316,965	283,644	914,876	835,428
Intersegment	19,112	26,678	58,774	79,553
All other services:
External	48,049	41,742	137,168	123,189
Intersegment	35,353	42,725	111,480	128,390
Elimination of intersegment revenues	(54,465)	(69,403)	(170,254)	(207,943)

Total net revenues	668,659	628,058	1,957,222	1,857,923

EBITDA (2):
Inpatient services	28,869	34,708	85,433	106,888
Pharmacy services	33,446	27,276	92,649	80,407
All other services	11,548	10,652	30,377	34,543
Corporate	(20,004)	(18,463)	(55,198)	(61,718)
Other adjustments (3)	(11,474)	(14,909)	(9,974)	5,069

Total EBITDA	42,385	39,264	143,286	165,189

Capital and other:
Consolidated:
Depreciation and amortization	(16,622)	(15,077)	(48,817)	(44,387)
Interest expense	(9,848)	(9,459)	(30,657)	(31,386)
Income tax (provision) benefit	(2,154)	4,567	(20,834)	(24,562)
Equity in net income of unconsolidated affiliates	569	99	1,161	490
Minority interests	(1,272)	(592)	(3,567)	(1,344)
Preferred stock dividends	(660)	(656)	(2,009)	(1,916)

Income from continuing operations	12,398	18,146	38,563	62,084
Loss from discontinued operations, net of taxes	(5,926)	(693)	(15,490)	(4,089)

Net income attributed to common shareholders	$6,472	$17,453	$23,073	$57,995

The following asset information by segment is as of the end of each period presented.

(in thousands)	June 30, 2003	September 30, 2002 (4)

Assets:
Inpatient services (5)	$831,774	$951,833
Pharmacy services	694,188	677,032
All other	381,673	360,630

	$1,907,635	$1,989,495

(1)	Segment revenue and EBITDA data previously reported was adjusted to remove discontinued businesses from the results of continuing operations for the three and nine month periods ended June 30, 2002.

(2)
EBITDA is defined as earnings before interest, taxes, depreciation and amortization of our continuing operations.  EBITDA is calculated through our unaudited condensed consolidated statements of operations by adding back interest, income tax expense, depreciation and amortization, equity in net income of unconsolidated affiliates, minority interests, preferred stock dividends, and loss from discontinued operations, net of taxes to net income attributed to common shareholders.  EBITDA of the operating segments include the direct overhead costs attributable to those segments.

(3)
Other adjustments includes strategic planning, severance and other related costs, net gain from break-up fee and other settlements and debt restructuring and reorganization costs from our unaudited condensed consolidated statements of operations.

Back to Contents

(4)	$6.8 million of assets previously reported as “All other” were reclassified at September 30, 2002 to the inpatient services segment.

(5)
Assets of the inpatient services segment at June 30, 2003 and September 30, 2002 include $18.3 million and $46.1 million, respectively, of assets held for sale.  See note 9 – “Assets Held for Sale and Discontinued Operations”.

11.	Restricted Investments in Marketable Securities

At June 30, 2003 and September 30, 2002, the Company reported restricted investments in marketable securities of $93.7 million and $86.1 million, respectively, which are held by Liberty Health Corp. LTD. (“LHC”), Genesis’ wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda.  The investments held by LHC are restricted by statutory capital requirements in Bermuda.  In addition, certain of these investments are pledged as security for letters of credit issued by LHC.  As a result of such restrictions and encumbrances, Genesis and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

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

12.	Net Gain from Break-up Fee and Other Settlements

In December 2002, the Company entered into a termination and settlement agreement with Omnicare, Inc., whereby the Company agreed to terminate a merger agreement it had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services.  Pursuant to the termination and settlement agreement, the Company agreed to terminate the merger agreement with NCS and Omnicare agreed to pay the Company a $22.0 million break-up fee.  On December 16, 2002, the Company terminated the merger agreement.  The Company recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS.  The Company collected $6.0 million of the break-up fee in December 2002, with the remaining $16.0 million received in January 2003.

In December 2002, the Company satisfied $16.0 million of mortgage debt associated with three eldercare properties resulting in a gain on the early extinguishment of debt of $1.1 million.

13.	Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 13”.  The Company utilizes interest rate swaps and caps to manage changes in market conditions related to debt obligations. As of June 30, 2003, the Company has a $75.0 million swap maturing on September 13, 2005, to pay fixed (3.1%) / receive variable (one month LIBOR) and a $125.0 million swap maturing on September 13, 2007, to pay fixed (3.77%) / receive variable (one month LIBOR). In addition, the Company has a $75.0 million cap maturing on September 13, 2004. The interest rate cap pays interest to the Company when LIBOR exceeds 3%. The amount paid to the Company is equal to the notional principal balance of $75.0 million multiplied by (LIBOR plus 3%) in those periods in which LIBOR exceeds 3%. The Company purchased the interest rate cap for $0.7 million which is being amortized to interest expense over the two year term of the agreement.  As a component of interest expense, we recorded $1.2 million and $3.4 million of net interest outflows in the current quarter and year-to-date, respectively, for the interest rate swaps and amortization of the rate cap.

Back to Contents

Based upon confirmations from third party financial institutions, the fair value of the interest rate swap agreements is a liability of $9.7 million at June 30, 2003, which is included in other long-term liabilities in our unaudited condensed consolidated balance sheet.

14.	Stock Option Plan

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123) and applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its plans and, accordingly, has not recognized compensation cost for stock options issued to employees and directors in its financial statements.  Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net income would have been changed to the pro forma amounts indicated below (in thousands):

	Three months ended June 30, 2003	Three months ended June 30, 2002	Nine months ended June 30, 2003	Nine months ended June 30, 2002

Net income - as reported	$6,472	$17,453	$23,073	$57,995
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(240)	(1,088)	(338)	(6,517)

Net income - pro forma	$6,232	$16,365	$22,735	$51,478

Earnings per share:
Basic – as reported	$0.16	$0.42	$0.56	$1.41
Basic – pro forma	0.16	0.40	0.55	1.25
Diluted – as reported	0.16	0.42	0.56	1.38
Diluted – pro forma	0.16	0.39	0.55	1.23

The fair value of stock options granted in 2003 and 2002 is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2003 and 2002:

	Three months ended June 30, 2003	Three months ended June 30, 2002	Nine months ended June 30, 2003	Nine months ended June 30, 2002

Volatility	25.61%	18.01%	41.83%	35.13%
Expected life (in years)	3.3	7.6	3.3	7.6
Rate of return	2.54%	4.04%	2.54%	4.04%
Dividend yield	0.00%	0.00%	0.00%	0.00%

On April 1, 2003, the Company extended an offer to its employees, including executive officers except for its chief executive officer, to tender all options to purchase shares of its common stock.  Details of this offer and exchange and costs related thereto are discussed further in note 5 – “Significant Transactions and Events”.

Back to Contents

15.	Income Taxes

The Company’s provision for income taxes from continuing operations for the nine months ended June 30, 2003 and 2002 was $20.8 million and $24.6 million, respectively.  This includes reductions to tax expense of $4.4 million and $10.3 million due to tax law changes realized in the third quarter of 2003 and 2002, respectively.  The income tax benefit of any NOL carryforward utilization will be applied first as a reduction to goodwill and, thereafter, as a direct addition to paid in capital, pursuant to SOP 90-7, at such time it is assured.

16.	Recently Adopted Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability.  The Company believes that its Series A Convertible Preferred Stock meets the scope of SFAS 150.  These instruments have been classified as a liability since issuance and excluded from shareholders’ equity in the Company’s condensed consolidated balance sheets, and as such will not be impacted by the adoption of SFAS 150.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

17.	Subsequent Events

In July 2003, the Company entered into non-binding letters of intent with ElderTrust, a Maryland real estate investment trust from whom it currently leases or subleases 18 of its eldercare facilities and eight managed and jointly-owned facilities.  The principal terms of the letters of intent are as follows:

•
Genesis Healthcare Corporation (GHC) (see note 5 – “Significant Transactions and Events”) will purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million, comprised of $18.6 million in cash and the assumption of $6.2 million in debt.  The Company currently leases these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively;

•
GHC will provide ElderTrust $32.3 million of consideration ($20.7 million in cash and the assumption of $11.6 million in debt) to reduce annual cash basis and accrual basis lease cost associated with nine properties by $7.1 million and $1.6 million, respectively, and acquire options to purchase seven properties currently subleased to the Company by ElderTrust; and

•
Genesis Health Ventures, Inc. will pay ElderTrust $5.0 million upon completion of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from Genesis Health Ventures, Inc. to GHC.

On August 13, 2003, Genesis acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing beds and 125 assisted living beds.  Each of the four eldercare centers had been leased to the partnership from ElderTrust.  The Company purchased its joint venture partner’s interest in the unconsolidated partnership for $3.1 million and purchased one of the four eldercare properties from ElderTrust for $2.6 million. This transaction is retroactive to July 1, 2003. Additionally, Genesis will pay ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively.  The lease terms of the three facilities that will continue to be leased from ElderTrust are expected to be extended from 2010 to 2015.

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

We provide inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. As of July 2003, we own or lease 159 eldercare centers with 20,456 beds, of which 5 centers having 718 beds have been identified as either assets held for sale or closed.  We include the revenues of our owned and our leased centers in inpatient services revenues in our unaudited condensed consolidated statements of operations.  As of July 2003, we manage or jointly-own 68 eldercare centers with 7,035 beds.  Management fees earned from our managed and / or jointly-owned centers are included in other revenues in our unaudited condensed consolidated statements of operations.

We provide pharmacy services nationwide to approximately 253,000 beds through 60 institutional pharmacies (five are jointly-owned) and 16 medical supply and home medical equipment distribution centers (four are jointly-owned).  In addition, we operate 32 community-based retail pharmacies (two are jointly-owned) which are located in or near medical centers, hospitals and physician office complexes.

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

Back to Contents

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

Upon emergence from Chapter 11 proceedings in October 2001, a new board of directors was constituted.  In the second fiscal quarter of 2002, the board of directors approved the engagement of strategic consulting firms in an effort to:

•	evaluate our business portfolio;

•	identify means to optimize each business line; and

•	evaluate our market perceptions and to recommend strategic alternatives to enhance shareholder value and improve operating margins.

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

Our progress to date on each of these objectives is as follows:

Evaluate and reduce overhead costs.  In the fourth fiscal quarter of 2002, we completed an annualized $16.0 million expense reduction program, which included the elimination of over 130 positions, coupled with cuts to certain non-labor expenses.  In the third fiscal quarter of 2003, we eliminated an additional 36 positions that had an estimated annualized cost of $2.9 million.

Implement pharmacy segment margin expansion plans. The primary elements of our pharmacy segment margin expansion plans include reducing product acquisition costs, improving labor utilization, evaluating segment specific overhead costs, implementing operational best demonstrated practices and improving credit administration.  Beginning in the fourth fiscal quarter of 2002, NeighborCare® began

Back to Contents

implementation of certain best demonstrated practice initiatives.  These initiatives were implemented in all of our pharmacy regions by the second fiscal quarter of 2003.

Pursue operational efficiencies in our inpatient services segment.  The primary elements of our inpatient services segment operational efficiency improvements include a continued focus on increasing quality payor mix, improving labor utilization, consolidating key business processes and better leveraging our existing infrastructure within our core markets to improve occupancy.

Retain a permanent chief executive officer.   In January 2003, we named Robert H. Fish as permanent chairman of the board of directors and chief executive officer.  Mr. Fish served as our interim chief executive officer since May 2002.  In July 2003, we named John J. Arlotta as vice chairman with primary responsibility for our NeighborCare pharmacy services business.

Pursue selective acquisitions.  We continue to critically evaluate selective acquisitions, particularly pharmacy and other health service related businesses.

Evaluate and rationalize under-performing assets and business lines.  In the normal course of business, we continually evaluate the performance of our operating units, with an emphasis on selling or closing under-performing or non-strategic assets.  On February 6, 2003, we sold eight skilled nursing centers located in the state of Illinois for cash of $22.3 million.  In February 2003, we also announced that we had reached two separate agreements to sell our eldercare assets located in the state of Florida.  In one transaction, we sold four assisted living facilities in Florida for $8.5 million in April 2003.  In a separate transaction completed in May 2003, we sold nine skilled nursing facilities and transferred leasehold rights in one skilled nursing facility and one assisted living facility in Florida for $26.3 million, of which $6 million is in the form of a sellers note receivable.

In October 2002, we announced that we retained UBS Warburg LLC and Goldman, Sachs & Co. to assist in exploring certain strategic alternatives, including but not limited to, the potential sale or spin-off of our eldercare business.

In February 2003, our board of directors approved in principle a plan to spin-off our eldercare operations to the shareholders of Genesis.

The spin-off is motivated by two business purposes:  (1) to allow each business to pursue strategies and focus on objectives appropriate to that business, and to assume only those risks inherent in the respective businesses; and (2) to remove obstacles that our pharmacy services segment (NeighborCare) has with existing or potential customers who object to NeighborCare’s association with our inpatient business segment that competes with those customers.  The inpatient services segment and pharmacy services segment are distinct businesses with significant differences in their markets, products, investment needs and plans for growth.  Our board of directors believes that a separation into two independent public companies will enhance the ability of each to focus on strategic initiatives and new business opportunities, and to improve cost structures and operating efficiencies. Following the spin-off, the operations of our inpatient services segment, rehabilitation therapy business, management services and certain other ancillary service businesses will operate under the name Genesis Healthcare Corporation (GHC).  In the spin-off, we will distribute all of the shares of GHC common stock on a pro rata basis to the holders of our common stock.  GHC will then become a separately traded, publicly held company.

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

	Accrued at September 30, 2002	Nine Months Ended June 30, 2003		Accrued at June 30, 2003
		Provision	Paid

Severance and related costs	$1,100	$13,576	$13,376	$1,300
Strategic consulting costs	621	7,736	7,283	1,073

Total	$1,721	$21,312	$20,659	$2,373

Severance and related costs.  In fiscal 2002, we announced an expense reduction program, which included the termination of over 100 individuals resulting in $3.8 million of severance related costs in that year.  In the quarter ended June 30, 2003, in a continuation of that expense reduction initiative, additional overhead terminations resulted in a charge of severance and related costs of $1.6 million.  At June 30, 2003, $1.3 million remained unpaid, which is expected to be paid through the remainder of fiscal 2003 and the first fiscal quarter of 2004.

In the quarter ended June 30, 2002, Michael R. Walker resigned as our chief executive officer.  Our board of directors appointed Robert H. Fish as our interim chief executive officer.  Also, in that period, David C. Barr resigned as vice chairman.  In the quarter ended June 30, 2002, we recognized $12.6 million in severance and related costs relating to the transition agreements with Mr. Walker and Mr. Barr.

In October 2002, Richard R. Howard resigned as vice chairman.  We recognized $4.8 million in severance and related costs in the first fiscal quarter of 2003 in connection with Mr. Howard’s transition agreement.  The final payment of this agreement was made in January 2003.

On April 1, 2003, we extended an offer to our employees, including executive officers except for our chief executive officer, to tender all options to purchase shares of our common stock, par value $.02 per share, outstanding under our 2001 stock option plan, for the following consideration: (a) for those holders of options who have received awards of more than 2,000 restricted shares of common stock under our stock incentive plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who have not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003.  We accepted for exchange and cancellation options to purchase 1,724,000 shares of our common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders.  All eligible options held by our employees were tendered in the offer, with the exception of options to purchase 60,000 shares.  As a result of this offer and exchange, we expensed $7.2 million in the quarter ended June 30, 2003, of which $1.4 million was disbursed in cash, with the remainder distributed in common stock.  This expense is classified as a component of strategic planning, severance and other related cost in our unaudited condensed consolidated statements of operations.

Strategic consulting costs. During the current quarter and year-to-date, we incurred strategic consulting costs of $2.8 million and $7.7 million, respectively, in connection with several of our new strategic objectives.  Initially, these strategic consulting firms were engaged to assist our board of directors and management in the evaluation of our existing business model and the development of our strategic alternatives.  Additional services were procured to assist in the evaluation of our pharmacy sales and

Back to Contents

marketing function, the bid selection process in connection with the potential sale or spin-off of the eldercare business, and more recently, the legal, accounting and other professional fees directly attributed to the spin-off transaction.

We recognize the cost of such consulting fees as the services are performed, and expect to incur $7.0 million of additional consulting fees through the fourth quarter of fiscal 2003, principally to consummate the spin-off transaction and to continue the pharmacy performance improvement initiatives.

Our pharmacy performance improvement initiatives are expected to be fully operational by fiscal 2004.  If successful, we believe we can improve pharmacy profitability since the beginning of the initiatives by as much as $18 million per year.  See “Cautionary Statement Regarding Forward Looking Statements”.

Mariner Pharmacy Services Agreement

On May 1, 2003, we were notified by Mariner Health Care, Inc. (Mariner) that it intends to terminate its pharmacy services agreements with NeighborCare.  The effective dates of the terminations vary by Mariner facility and all occur in our fourth quarter of fiscal 2003.  In the nine months ended June 30, 2003 we recognized $29.8 million of revenue under these contracts, or approximately 3% and 1.5% of NeighborCare’s and Genesis’ revenue, respectively.  We do not believe that the termination of these agreements will have a material adverse impact on our business.

Proposed NCS Transaction

On July 28, 2002, we and our wholly-owned subsidiary, Geneva Sub, Inc., entered into an agreement and plan of merger with NCS HealthCare, Inc., pursuant to which NCS was to become our wholly-owned subsidiary.  We refer to this proposed transaction as the NCS Transaction.

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

On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002, which reversed prior determinations of the Court of Chancery, entered an order preliminarily enjoining the consummation of the NCS Transaction pending further proceedings.

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

Back to Contents

covers approximately 200 of HCR Manor Care’s facilities.  The pricing in the new pharmacy service agreement was reduced by approximately $12.8 million annually based upon then current sales volumes.

In September 2002, we were awarded a contract to serve 6,892 beds owned by the State of New Jersey under a three year agreement with the option for two one year extensions.  NeighborCare was the predecessor pharmacy serving these beds under a 1996 agreement of an initial term of three years which was extended through September 30, 2002.  The new contract was awarded through New Jersey’s competitive bidding process, and was bid by us at reimbursement rates lower than the prior agreement.  The revenue reduction associated with the new pharmacy agreement is approximately $7.2 million annually based upon then current sales volumes.

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

Assets Held for Sale and Discontinued Operations

In the normal course of business, we continually evaluate the performance of our operating units, with an emphasis on selling or closing under-performing or non-strategic assets.  On September 30, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (SFAS 144).  Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations.  The results of operations in the current and prior year periods, along with any cost to exit such businesses in the current year period, are classified as discontinued operations in the combined statements of operations.  Businesses sold or closed prior to our adoption of SFAS 144 continue to be reported in the results of continuing operations.

Since our adoption of SFAS 144, we have classified several businesses as held for sale or closed.  An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes.  These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive.  This increase in insurance costs prompted us to sell our otherwise profitable operations in the state of Florida.  Since our inception, we have continued to develop our eldercare network in concentrated geographic markets in the eastern United States.  The geographic location of our eldercare centers in the states of Illinois and Wisconsin relative to our strategic geographic markets, combined with the operating performance of those centers, has prompted us to identify those assets as held for sale.  In addition to these assets, we have identified 12 eldercare centers in other states, one medical supply distribution site, one rehabilitation services clinic, one physician services practice and our ambulance business as held for sale or closed due to under-performance.

Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets, as required under our Senior Credit Facility.  The amount of after-tax interest expense allocated to discontinued operations for the quarters ended June 30, 2003 and 2002 was $0.4 million and $1.1 million, respectively.

Back to Contents

The amount of after-tax interest expense allocated to discontinued operations for the year to date periods ended June 30, 2003 and 2002 was $2.1 million and $3.1 million, respectively.

Our $18.3 million of assets held for sale at June 30, 2003 were primarily related to our properties located in the state of Wisconsin ($14.4 million).

The following table sets forth the components of loss from discontinued operations for the current quarter and year-to-date compared to the same periods last year (in thousands):

	Three months ended June 30, 2003	Three months ended June 30, 2002	Nine months ended June 30, 2003	Nine months ended June 30, 2002

Net revenues	$17,170	$58,076	$113,580	$179,590

Net operating loss of discontinued businesses	$(4,841)	$(191)	$(12,922)	$(675)
Loss on discontinuation of businesses	(4,874)	(945)	(12,471)	(6,028)
Income tax benefit	3,789	443	9,903	2,614

Loss from discontinued operations, net of taxes	$(5,926)	$(693)	$(15,490)	$(4,089)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

ElderTrust Transactions

In July 2003, we entered into non-binding letters of intent with ElderTrust, a Maryland real estate investment trust from whom we currently lease or sublease 18 of our eldercare facilities and eight managed and jointly-owned facilities.  The principal terms of the letters of intent are as follows:

•
Genesis Healthcare Corporation (GHC) (see “– Change in Strategic Direction and Objectives”) will purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million, comprised of $18.6 million in cash and the assumption of $6.2 million in debt.  We currently lease these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively;

•
GHC will pay ElderTrust $32.3 million of consideration ($20.7 million in cash and the assumption of $11.6 million in debt) to reduce annual cash basis and accrual basis lease cost associated with nine properties by $7.1 million and $1.6 million, respectively, and acquire options to purchase seven properties currently subleased to us by ElderTrust; and

•
We will pay ElderTrust $5.0 million upon completion of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from Genesis Health Ventures, Inc. to GHC.

On August 13, 2003, we acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing beds and 125 assisted living beds.   Each of the four eldercare centers had been leased to the partnership from ElderTrust.  We purchased our joint venture partner’s interest in the unconsolidated partnership for $3.1 million and purchased one of the four eldercare properties from ElderTrust for $2.6 million. This transaction is retroactive to July 1, 2003. Additionally, we will pay ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively.  The lease terms of the three facilities that will continue to be leased from ElderTrust are expected to be extended from 2010 to 2015.

Back to Contents

Results of Operations

Factors Affecting Comparability of Financial Information

Financial information for the quarter and fiscal year-to-date as of June 30, 2003 and 2002 has been adjusted to exclude operations identified as discontinued since our September 30, 2001 adoption of SFAS No. 144.  Properties identified as discontinued prior to our September 30, 2001 adoption of SFAS No. 144 continue to be reflected in the results from continuing operations. See “— Certain Transactions and Events — Assets Held for Sale and Discontinued Operations”.

Reasons for Non-GAAP Financial Disclosure

The following discussion contains non-GAAP financial measures.  For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented.  In this regard, GAAP refers to generally accepted accounting principles in the United States of America.  Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

EBITDA is a non-GAAP financial measure that is presented in the following discussion.  Our management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business as well as for evaluating our capacity to incur and service debt, fund capital expenditures and expand our business.  We use EBITDA primarily as a performance measure, and believe that the GAAP financial measure most directly comparable to EBITDA is net income.  We also use EBITDA in our annual budget process.  We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance.

Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our less than 100% owned operations and the operating results of our discontinued businesses.  Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance or financial condition could draw an incomplete or misleading conclusion regarding our financial performance or condition.  Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of such performance.

We define EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization.  Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies.  EBITDA does not represent net income or cash flow from operations, as defined by GAAP.

Back to Contents

Third Quarter Ended June 30, 2003 Compared to Third Quarter Ended June 30, 2002

The following table reconciles our non-GAAP measure of EBITDA to our net income.  See “– Reasons for Non-GAAP Financial Disclosure”:

Reconciliation of net income to EBITDA (in thousands)	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Net income available to common shareholders	$6,472	$17,453
Add back:
Loss from discontinued operations, net of taxes	5,926	693
Preferred stock dividends	660	656
Equity in net income of unconsolidated affiliates	(569)	(99)
Minority interests	1,272	592
Income tax expense (benefit)	2,154	(4,567)
Interest expense	9,848	9,459
Depreciation and amortization expense	16,622	15,077

EBITDA	$42,385	$39,264

Consolidated Overview

In the current quarter, revenues were $668.7 million, an increase of $40.6 million, or 6.5%, over the same period in the prior year.  Of this growth, pharmacy services revenue to external customers increased by $33.3 million, inpatient services revenue increased by $1.0 million and all other business lines increased by $6.3 million.  See “– Segment Results” below for a discussion of inpatient services and pharmacy services revenue fluctuations.  The other revenue increase of $6.3 million is principally attributed to growth in our rehabilitation services business due principally to the net addition of 67 new customers, which contributed an additional $5.3 million of revenue.

Net income for the current quarter declined $11.0 million, or 62.9%, to $6.5 million compared to $17.5 million for the same period in the prior year.  The decline in net income is principally attributed to $5.2 million of higher after-tax losses reported by our discontinued operations, $0.9 million of after-tax growth in depreciation and amortization expense, $6.0 million of higher income tax expense due to greater tax credits realized in the prior year quarter (see note 15 – “Income Taxes” in our notes to unaudited condensed consolidated financial statements), offset by $1.9 million of after-tax growth in EBITDA.  The reasons for each of the above mentioned fluctuations are addressed in the paragraphs that follow.

EBITDA for the current quarter was $42.4 million, an increase of $3.1 million, or 7.9%, compared to the same period in the prior year.  The overall increase in EBITDA is attributed to the following fluctuations:

•
A $6.2 million increase in the EBITDA of our pharmacy services segment, principally due to revenue growth.  See “– Segment Results” for a more in-depth discussion of the results of our pharmacy services segment.

•
A $5.8 million decline in the EBITDA of our inpatient services segment, principally due to the negative impact of the Skilled Nursing Facility Medicare Cliff.  See “– Segment Results” for a more in-depth discussion of the results of our inpatient services segment.

•
A $1.5 million decrease in EBITDA due to increased general and administrative costs principally due to $3.1 million of additional expenses for self-insured benefit and liability claims development in the current year quarter, offset by reduced general and administrative costs as a result of our overhead reduction initiatives.

•
A $0.9 million increase in all other businesses’ EBITDA, principally due to improved performance in our rehabilitation services business partially offset by a decline in the operating performance of our hospitality services business.

•
A $1.1 million increase in EBITDA as a result of a reduction of costs incurred in connection with our strategic planning, severance and other related costs versus the same period in the prior year.  Such costs in the prior year represented severance and related costs for the former chief executive

Back to Contents

officer and vice chairman.  In the current year these costs are primarily associated with our offer to employees to tender their options to purchase shares of Genesis common stock outstanding under our 2001 Stock Option Plan and costs associated with our corporate overhead reduction program.

•
A $2.6 million increase in EBITDA as a result of the recognition in the prior year quarter of approximately $2.6 million of reorganization costs for post-confirmation liabilities payable to the United States Trustee related to the Chapter 11 proceedings.

•	A $0.2 million decrease in EBITDA as a result of recording a net gain relative to an arbitration award in the prior year quarter.

Capital Costs and Other

Depreciation and amortization expense increased $1.5 million, or 10.2%, to $16.6 million for the current quarter compared to $15.1 million for the same period in the prior year.  The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year quarter in excess of fixed asset retirements, and from the amortization of certain identifiable intangible assets acquired since the prior year quarter.

Interest expense was relatively flat with a $0.4 million, or 4.1%, increase for the current quarter to $9.9 million, compared to $9.5 million for the same period in the prior year. Debt levels and the corresponding interest expense attributable to our continuing operations are lower than the same period in the prior year due to unscheduled debt repayments. This reduction is offset with the incremental costs of our derivative financial instruments entered into in the fourth quarter of fiscal 2002, which fixed or capped our interest cost on $275 million of debt.

Income tax expense for the three months ended June 30, 2003 and 2002 was offset by tax credits of $4.4 million and $10.3 million, respectively, pursuant to the Job Creation and Worker Assistance Act  of 2002.  The credit recognized in the three months ended June 30, 2003 was based on regulations recently issued.  Our income tax expense is otherwise estimated using an effective tax rate of approximately 39%.

Equity in net income of unconsolidated affiliates for the current quarter was $0.6 million compared to $0.1 million for the same period in the prior year.  The increase of earnings in the current quarter is due to the improved operating results of managed eldercare centers that we jointly-own.

Minority interests expense increased $0.7 million in the current quarter to $1.3 million compared to $0.6 million for the same period in the prior year due primarily to the operational growth and improved operating performance of certain consolidated pharmacy joint-venture partnerships.

Preferred stock dividends were relatively unchanged at $0.7 million for both the current quarter and the same period in the prior year.  Preferred stock dividends are accrued and paid in the form of additional shares of preferred stock (paid-in-kind).

Loss from discontinued operations, net of taxes, was $5.9 million in the current quarter and $0.7 million in the same period of the prior year.  The change is due to a $3.0 million (after-tax) write-down of assets classified as discontinued in the current year quarter compared to an impairment charge of $0.6 million (after-tax) recorded in the same period last year, and the relative results of operations of those businesses identified as discontinued operations.  The deterioration in the operating results of our discontinued businesses is attributed to the impact of the Skilled Nursing Facility Medicare Cliff on such operations and adverse self-insured liability claims development associated with our discontinued Florida properties.  See “– Certain Transactions and Events – Assets Held  For Sale and Discontinued Operations”.

Segment Results

We have two reportable segments: (1) inpatient services and (2) pharmacy services. For a reconciliation of segment financial information to the unaudited condensed consolidated statements of operations, see note 10 – “Segment Information” in the notes to our unaudited condensed consolidated financial statements.

Back to Contents

Inpatient Services

Inpatient services revenue increased $1.0 million to $303.6 million for the current quarter from $302.7 million for the same period in the prior year.  Our average rate per patient day for the current quarter was $187 compared to $185 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($146 in current quarter versus $138 in prior year quarter); offset by a decline in our average Medicare rate per patient day ($314 in current quarter versus $337 in prior year quarter) due to the net impact of the October 1, 2002 expiration of Medicare enactments that provided for additional funding (the Skilled Nursing Facility Medicare Cliff). Our net rate increases are partially offset by a decrease in revenue of $2.9 million resulting from an overall decrease in occupancy and an unfavorable shift in payor mix.  Total patient days decreased 12,070 to 1,620,289 in the current quarter compared to 1,632,359 during the comparable period last year.  Our occupancy was 91.0% and 91.7% in the current and prior year quarters, respectively.  The unfavorable shift in payor mix resulted from Medicaid residents representing 1% more of overall census in the current quarter as opposed to the comparable period in the prior year.

EBITDA for the inpatient services segment in the current quarter decreased $5.8 million, or 16.8%, to $28.9 million compared to the same period last year.  EBITDA margin declined to 9.5% from 11.5% for the same periods, respectively.  Operating margins were adversely impacted by the Skilled Nursing Facility Medicare Cliff, an overall reduction in occupancy and increases in operating expenses, partially mitigated by the favorable increases in the state Medicaid rates.  Operating expenses, including salaries, wages and benefits, and other operating expenses, grew by $6.8 million, or 2.5%, to $274.8 million in the current quarter compared to the same period in the prior year.  The growth in operating expense is principally attributed to: (a) the increasing acuity level of the Medicare population in our eldercare centers resulting in increased ancillary utilization and (b) wage rate pressures related to a highly competitive market for healthcare professionals.  Nursing labor costs, including both employed and agency labor, increased to $77.98 per patient day in the current quarter, or 3.7%, from the same period in the prior year.  This increase is principally driven by inflationary factors which were partially mitigated by less reliance on agency labor (primarily nursing costs), resulting from improved hiring and retention trends.  Other operating expense declined in the quarter by $3.0 million, principally due to reduced agency utilization, offset by increases in ancillary utilization, periodic provisions for patient receivables and property insurance costs.

Pharmacy Services

Pharmacy services revenue (before intersegment eliminations) increased $25.8 million, or 8.3%, to $336.1 million for the current quarter compared to $310.3 million for the same period in the prior year. Pharmacy service revenues with external customers increased $33.3 million, or 11.7%, and is attributed to favorable changes in bed mix, patient acuity and product pricing; offset by pricing concessions of $5.0 million afforded in the extension of material contracts.  Revenues are further offset by $12.0 million due to reduced medical supplies revenue following an agreement in the third quarter of fiscal 2002 under which NeighborCare® transferred the fulfillment of its medical supply services to Medline.  See “– Certain Transactions and Events – Amended Pharmacy Services Agreements” and “– Certain Transactions and Events – Medical Supplies Services Agreement”. Revenues from intersegment customers, which are eliminated in consolidation, decreased $7.6 million, or 28.4%, to $19.1 million for the current quarter compared to $26.7 million for the same period in the prior year.  This decline is principally due to the transition of the medical supply services to Medline.  The sale of our eldercare centers in the states of Illinois and Florida is not expected to result in a material change in the gross revenues of our pharmacy segment as those sales included extensions of pharmacy service contracts with NeighborCare.  As a result of the sale of those assets, future pharmacy services to those locations will be presented along with revenue of other external customers.  Such revenues were reported as intersegment revenues and eliminated in consolidation through the dates of sale.

EBITDA of the pharmacy services segment increased $6.2 million, or 22.6%, to $33.4 million for the current quarter compared to the same quarter in the prior year.  EBITDA margin improved to 10.0%

Back to Contents

from 8.8% in the same quarter in the prior year.  EBITDA growth is attributed to the net growth in revenue previously described, reduced product acquisition costs and the realization of margin expansion initiatives which address operating cost reduction potential related to packaging, labor and quality assurance through enhanced automation and process re-engineering.  Cost of sales (before intersegment eliminations) increased $17.6 million, or 9.0%, for the current quarter, to $212.7 million from $195.1 million for the same period in the prior year. Of this growth, $16.2 million is attributed to pharmacy revenue volume growth and $1.4 million due to margin deterioration resulting from the recent addition of new business at a slightly lower gross profit margin. As a percentage of revenue, cost of sales for the current and prior year quarters was 63.3% and 62.9%, respectively.  Other operating expenses for this segment, including salaries, wages and benefits, increased $2.0 million, or 2.3%, to $90.0 million for the current quarter compared to $88.0 million for the same period in the prior year.  As a percentage of revenues, other operating expenses were 26.8% for the current quarter compared to 28.4% in the comparable period in the prior year.

Fiscal Year-to-Date Ended June 30, 2003 Compared to Fiscal Year-to-Date Ended June 30, 2002

The following table reconciles our non-GAAP measure of EBITDA to our net income.  See “– Reasons for Non-GAAP Financial Disclosure”:

Reconciliation of net income to EBITDA (in thousands)	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Net income available to common shareholders	$23,073	$57,995
Add back:
Loss from discontinued operations, net of taxes	15,490	4,089
Preferred stock dividends	2,009	1,916
Equity in net income of unconsolidated affiliates	(1,161)	(490)
Minority interests	3,567	1,344
Income tax expense	20,834	24,562
Interest expense	30,657	31,386
Depreciation and amortization expense	48,817	44,387

EBITDA	$143,286	$165,189

Consolidated Overview

For the current year-to-date, revenues were $1,957.2 million, an increase of $99.3 million, or 5.3%, over the same period in the prior year.  Of this growth, pharmacy services revenue to external customers increased by $79.4 million, inpatient services revenue increased by $5.9 million and all other business lines grew $14.0 million. See “– Segment Results” below for a discussion of inpatient services and pharmacy services revenue fluctuations.  The other revenue increase of $14.0 million is principally attributed to growth in our rehabilitation services business due principally to the net addition of 67 new customers, which contributed an additional $13.2 million of revenues.

Net income for the current year-to-date period declined $34.9 million, or 60.2%, to $23.1 million compared to $58.0 million for the same period in the prior year.  The decline in net income is principally attributed to $11.4 million of higher after-tax losses reported by our discontinued operations, $2.7 million  of after-tax growth in depreciation and amortization expense, $6.0 million of higher income tax expense due to higher tax credits realized in the prior year and $13.4 million of reduced after-tax EBITDA.  The reasons for each of the above mentioned fluctuations are addressed in the paragraphs that follow.

Back to Contents

EBITDA for the current year-to-date was $143.3 million, a decrease of $21.9 million, or 13.3%, compared to the same period in the prior year.  The overall decline in EBITDA is attributed to the following fluctuations:
•
A $12.2 million increase in the EBITDA of our pharmacy services segment, principally due to revenue growth and the realization of our pharmacy margin expansion initiatives.  See “– Segment Results” for a more in-depth discussion of the results of our pharmacy services segment.

•
A $21.5 million decline in the EBITDA of our inpatient services segment, principally due to the negative impact of the Skilled Nursing Facility Medicare Cliff.  See “– Segment Results” for a more in-depth discussion of the results of our inpatient services segment.

•
A $6.5 million increase in EBITDA due to decreased general and administrative costs principally due to the results of our overhead reductions initiatives and reduced cash and stock based incentive compensation expenses in the current year period.

•
An $8.7 million decrease in EBITDA as a result of an increase in costs incurred in connection with our strategic planning, severance and other related costs versus the same period in the prior year.  Such costs in the prior year represented severance and related costs for the former chief executive officer and vice chairman.  See “– Certain Transactions and Events – Change in Strategic Direction and Objectives” for the composition of such costs incurred in the current year.

•
A $4.2 million decline in all other businesses’ EBITDA, principally due to an increase in bad debt expense associated with a receivable due from a former customer that filed for bankruptcy protection and a decline in the operating performance of our hospitality and diagnostic services businesses.

•
A $4.3 million increase in EBITDA as a result of the recognition in the prior year-to-date period  of approximately $2.6 million of reorganization costs for post confirmation liabilities payable to the United States Trustee related to the Chapter 11 proceedings, as well as recording debt restructuring and reorganization costs resulting from a settlement reached with a lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by approximately $1.7 million.

•
A $10.6 million decrease in EBITDA due to decreased net gains from break-up fees and other settlements (net gains).  In the current year-to-date period we recorded $11.3 million of net gains composed of a $10.2 million break-up fee earned in connection with the proposed NCS transaction (see – “Certain Transactions and Events – Proposed NCS Transaction”) and $1.1 million of net gains resulting from the early extinguishment of debt.  In the prior year-to-date period we recorded a net gain of approximately $21.9 million relative to an arbitration award.

Capital Costs and Other

Depreciation and amortization expense increased $4.4 million, or 10.0%, to $48.8 million for the current year-to-date compared to $44.4 million for the same period in the prior year.  The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year quarter in excess of fixed asset retirements, and from the amortization of certain identifiable intangible assets acquired since the prior year quarter.

Interest expense was relatively flat with a $0.7 million, or 2.3%, decrease for the current year-to-date period to $30.7 million, compared to $31.4 million for the same period in the prior year. Debt levels and the corresponding interest expense attributable to our continuing operations are lower than the same period in the prior year due to unscheduled debt repayments. This reduction is offset with the incremental costs of our derivative financial instruments entered into in the fourth quarter of fiscal 2002, which fixed or capped our interest cost on $275 million of debt.

Income tax expense for the year to date periods ended June 30, 2003 and 2002 was offset by tax credits of $4.4 million and $10.3 million, respectively, pursuant to the Job Creation and Worker Assistance Act of 2002.  Our income tax expense is otherwise estimated using an effective tax rate of approximately 39%.

Equity in net income of unconsolidated affiliates for the current year-to-date period was $1.2 million compared to our equity in net income of unconsolidated affiliates of $0.5 million for the same

Back to Contents

period in the prior year.  The increase of earnings in the current year period is due to the improved operating results of managed eldercare centers that we jointly-own.

Minority interests expense increased $2.2 million for the current year-to-date period to $3.5 million compared to $1.3 million for the comparable period in the prior year due primarily to the operational growth and improved operating performance of certain consolidated pharmacy joint-venture partnerships.

Preferred stock dividends were relatively unchanged at $2.0 million for the current year-to-date period versus $1.9 million for the prior year-to-date period.  Preferred stock dividends are accrued and paid in the form of additional shares of preferred stock (paid-in-kind).

Loss from discontinued operations, net of taxes, was $15.5 million in the current year-to-date period and $4.1 million in the same period of the prior year.  The change is due to a $7.6 million (after-tax) write-down of assets classified as discontinued in the current year-to-date compared to $3.7 million (after-tax) recorded in the same period last year, and the relative results of operations of those businesses identified as discontinued operations.  The deterioration in the operating results of our discontinued businesses is attributed to the impact of the Skilled Nursing Facility Medicare Cliff on such operations and adverse self-insured liability claims development associated with our discontinued Florida properties.  See “– Certain Transactions and Events – Assets Held  For Sale and Discontinued Operations”.

Segment Results

Inpatient Services

Inpatient services revenue increased $5.9 million to $905.1 million for the current year-to-date from $899.3 million for the same period in the prior year.  Our average rate per patient day for the current year-to-date was $186 compared to $183 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($145 in current year period versus $136 in the prior year period); offset by a decline in our average Medicare rate per patient day ($312 in current year period versus $341 in the prior year period) due to the net impact of the October 1, 2002 Skilled Nursing Facility Medicare Cliff. Our net rate increases are offset by a decrease in revenue of $4.9 million resulting from an overall decrease in occupancy, partially mitigated by a favorable shift in payor mix.  Total patient days decreased 48,130 to 4,869,271 in the current year-to-date period compared to 4,917,401 during the comparable period last year.  Our occupancy was 91.1% and 92.0% in the current and prior year-to-date periods, respectively.

EBITDA for the inpatient services segment in the current year-to-date period decreased $21.5 million, or 20%, to $85.4 million compared to the same period last year.  EBITDA margin declined to 9.4% from 11.9% for the same periods, respectively.  Operating margins were adversely impacted by the Skilled Nursing Facility Medicare Cliff, an overall reduction in occupancy and increased operating expenses, partially mitigated by the favorable increases in the state Medicaid rates.  Operating expenses, including salaries, wages and benefits, and other operating expenses, grew by $27.3 million, or 3.4%, to $819.7 million for the current year-to-date period compared to the same period in the prior year.  The growth in operating expense is principally attributed to: (a) the increasing acuity level of the Medicare population in our eldercare centers resulting in increased ancillary utilization and (b) wage rate pressures related to a highly competitive market for healthcare professionals.  Nursing labor costs, including both employed and agency labor, increased to $77.83 per patient day for the current year-to-date, or 5.6%, from the same period in the prior year.  This increase is principally driven by inflationary factors which were partially mitigated by less reliance on agency labor (primarily nursing costs), resulting from improved hiring and retention trends.  Other operating expense declined for the current year-to-date period by $8.0 million, principally due to reduced agency utilization, offset by increased ancillary and patient care costs, increased utility costs resulting from the inclement weather this winter compared to last and increased liability insurance costs.

Back to Contents

Pharmacy Services

Pharmacy services revenue (before intersegment eliminations) increased $58.7 million, or 6.4%, to $973.7 million for the current year-to-date period compared to $915.0 million for the same period in the prior year. Pharmacy service revenues with external customers increased $79.4 million, or 9.5%, and is attributed to favorable changes in bed mix, patient acuity and product pricing; offset by pricing concessions of $15.0 million afforded in the extension of material contracts.  Revenues are further offset by $36.0 million due to reduced medical supplies revenue following an agreement in the third quarter of fiscal 2002 under which NeighborCare® transferred the fulfillment of its medical supply services to Medline.  See “– Certain Transactions and Events – Amended Pharmacy Services Agreements” and “– Certain Transactions and Events – Medical Supplies Services Agreement”. Revenues from intersegment customers, which are eliminated in consolidation, decreased $20.8 million, or 26.1%, to $58.8 million for the current year-to-date period compared to $79.5 million for the same period in the prior year.  This decline is principally due to the transition of the medical supply services to Medline.  The sale of our eldercare centers in the states of Illinois and Florida is not expected to result in a material change in the gross revenues of our pharmacy segment as those sales included extensions of pharmacy service contracts with NeighborCare.  As a result of the sale of those assets, future pharmacy services to those locations will be presented along with revenue of other external customers.  Such revenues were reported as intersegment revenues and eliminated in consolidation through the dates of sale.

EBITDA of the pharmacy services segment increased $12.2 million, or 15.2%, to $92.6 million for the current year-to-date compared to the same period in the prior year.  EBITDA margin improved to 9.5% from 8.8% in the same period in the prior year.  EBITDA growth is attributed to the net growth in revenue previously described, reduced product acquisition costs and the realization of margin expansion initiatives which address operating cost reduction potential related to packaging, labor and quality assurance through enhanced automation and process re-engineering.  Cost of sales (before intersegment eliminations) increased $35.6 million, or 6.2%, for the current year-to-date, to $612.0 million from $576.3 million for the same period in the prior year. Of this growth, $36.9 million is attributed to pharmacy revenue volume growth, offset by improvements of $1.3 million primarily attributable to purchasing and clinical initiatives together with increased generic drug availability and utilization.  As a percentage of revenue, cost of sales for the current and prior year-to-date periods was 62.8% and 63.0%, respectively.  Other operating expenses for this segment, including salaries, wages and benefits, increased $10.9 million, or 4.2%, to $269.1 million for the current year-to-date compared to $258.2 million for the same period in the prior year.  As a percentage of revenues, other operating expenses were 27.6% for the current year-to-date period compared to 28.2% for the comparable period in the prior year.

Liquidity and Capital Resources

Working Capital and Cash Flows

We have a Senior Credit Facility originally consisting of the following:  (1) a $150 million revolving line of credit (the “Revolving Credit Facility”); (2) a $285 million term loan (the “Term Loan”); and (3) an $80 million delayed draw term loan (the “Delayed Draw Term Loan”) (collectively the “Senior Credit Facility”).  The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bear interest at the London Inter-bank Offered Rate (“LIBOR”) plus 3.50%, or approximately 4.62% at June 30, 2003.  At June 30, 2003, there was $247.1 million outstanding under the Term Loan and $68.9 million outstanding under the Delayed Draw Term Loan.  Outstanding amounts under the Revolving Credit Facility, if any, bear interest based upon a performance related grid.  The Revolving Credit Facility has not been drawn upon since its inception.

At June 30, 2003, we had cash and equivalents of $134.1 million, net working capital of $418.6 million and $149.1 million of unused commitment under our $150 million Revolving Credit Facility.

At June 30, 2003, we had restricted investments in marketable securities of $93.7 million, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary

Back to Contents

incorporated under the laws of Bermuda.  The investments held by LHC are restricted by statutory capital requirements in Bermuda.  In addition, certain of these investments are pledged as security for letters of credit issued by LHC.  As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through inter-company loans, advances or cash dividends.

Our cash flow from operations before debt restructuring and reorganization costs for the year-to-date period ended June 30, 2003 was $82.8 million compared to $132.3 million for the same period in the prior year.  A year-over-year comparison of the primary operating cash flow activities follows:

•
A reduction in cash flow from operations of $46.3 million, net of charges not requiring funds, principally driven by the $18.0 million negative impact of the Skilled Nursing Facility Medicare Cliff, $11.3 million of reduced cash received in the current year to date period from unusual gains associated with the previously described break-up fees and other settlements, $8.7 million of increased strategic planning, severance, and related costs, and $7.5 million of increased losses from discontinued operations;

•	Timing of payments for vendor and employee obligations accounted for a $40.0 million decline in operating cash flow in the current year versus last; and
•
A use of proceeds in the prior year period from the Delayed Draw Term Loan of $42 million to finance the repayment of all trade balances due to NeighborCare pharmacy’s primary supplier of pharmacy products.

Cash payments for debt restructuring and reorganization costs were $1.7 million for the current year-to-date period compared to $44.3 million for the same period in the prior year.  We believe that cash flow from operations, along with available borrowings under our Revolving Credit Facility, are sufficient to meet our current liquidity needs.

Our days sales outstanding in accounts receivable at June 30, 2003 was 50 days compared to 54 days at September 30, 2002.

Our net cash provided by investing activities for the current year-to-date period was $7.8 million, and includes proceeds from the sale of eldercare assets of $55.1 million, offset with $42.5 million of capital expenditures.  Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software.  In order to maintain our physical properties in a suitable condition to conduct our business and meet regulatory requirements, we expect to continue to incur capital expenditure costs at levels at or above those for the current year-to-date period for the foreseeable future.  In the prior year-to-date period we exercised an option to purchase three formerly leased eldercare centers for $10.5 million.

Our investing activities for the current year-to-date period also include $7.4 million in net investments in restricted investments in marketable securities, representing the current period funding of self-insured workers’ compensation and general / professional liability insurance retentions held by LHC.

Our financing activities for the current year-to-date period resulted in net cash outflows of $102.8 million, and include $66.6 million of debt repayments.  Our Senior Credit Facility contains a provision requiring prepayment of amounts determined to be excess cash flow, calculated as 75% of operating profits, after capital investments, debt repayments and investments, including investments in working capital, by December 31st of each year based upon earnings for the previous fiscal year.  We expect the majority of any proceeds received upon the sale of assets classified as held for sale to be used to repay the Senior Credit Facility debt unless reinvested in similar assets.  Of the $66.6 million of debt repayments made in the current year, $24.8 million is the result of this excess cash flow recapture provision, $17.3 million has been paid from the net proceeds of the sale of eight skilled nursing facilities in the state of Illinois (see – “Certain Transactions and Events – Change in Strategic Direction and Objectives”) and $16.0 million of the remaining debt repayments during the year are the result of the early extinguishment of three fixed rate mortgages.  During the quarter ended June 30, 2003, we received $25.4 of cash proceeds from the sale of our assets located in the state of Florida.  We expect to use the cash proceeds of this transaction to reinvest

Back to Contents

in the business, or if no reinvestment opportunity is available, to repay a portion of the Senior Credit Facility debt.

Our Senior Credit Facility requires that we achieve certain levels of fixed versus variable interest rate exposure. We are required to enter into interest rate agreements that effectively fix or cap the interest cost on at least 50% of our consolidated debt.  In order to meet this requirement, we entered into interest rate swap and cap agreements that effectively convert underlying variable rate debt into fixed rate debt.  At June 30, 2003, after considering the $275.0 million notional principal amount of these agreements, 55% of our total debt is subject to rate protection.  See “Quantitative and Qualitative Disclosures About Market Risk.”

During the second fiscal quarter of 2003, our board of directors authorized us to repurchase up to $50.0 million of our common stock through privately negotiated third party transactions or in the open market.  As of June 30, 2003 we had repurchased $36.2 million of common stock or 2.3 million shares of common stock, representing 5.5% of the common stock outstanding.  This use of cash is reflected as a financing activity in our unaudited condensed consolidated statements of cash flows for the nine months ended June 30, 2003.

For the current year-to-date period, we incurred $29.7 million of lease obligation costs and expect to continue to incur lease costs at or above levels approximating those for the current period for the foreseeable future.  We classify operating lease costs associated with our eldercare centers and corporate office sites as lease expense in the consolidated statement of operations, while the operating lease costs of pharmacy and other health service sites are included within other operating expenses.  For the current year-to-date period, our lease expense associated with our eldercare centers and corporate offices was reduced $3.8 million in connection with the amortization of net unfavorable lease credits established in fresh-start reporting.  Consequently, our cash basis lease cost was $33.5 million.

In the fourth quarter of this fiscal year, we expect to incur approximately $7.0 million of strategic planning, severance and other related costs.

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

We have extended $7.4 million in working capital lines of credit to certain jointly owned and managed entities, of which $4.6 million were unused at June 30, 2003.  Our extension of such working capital lines of credit serves to provide certain of our long-term care affiliates access to working capital to supplement temporary short-falls in cash flows.  Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were deemed unable to repay any amounts utilized under the working capital lines of credit.  Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships.  We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours.  The carrying value of our investment in joint venture partnerships is $11.9 million at June 30, 2003.  Our share of the income of these partnerships for the nine months ended June 30, 2003 and 2002 is $1.2 million

Back to Contents

and $0.5 million, respectively.  The majority of these partnerships operate skilled nursing or assisted living properties.  Our business objective is typically to partner with hospitals or other healthcare providers who wish to enter the long-term care business, but do not have the operational expertise to manage such a business.  Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship.  Management assesses the creditworthiness of such partnerships in the same manner it does other third-parties.  We have provided $11.5 million of financial guarantees related to loan commitments of four jointly-owned and managed companies.  We have also provided $12.4 million of financial guarantees related to lease obligations of one jointly-owned and managed company that operates four eldercare centers.  The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee.  Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted.  The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Our business activities do not include the use of unconsolidated special purpose entities.

Income Taxes

At June 30, 2003, we estimate that there remains $270 million of Net Operating Loss (NOL) carryforwards, utilization of which is subject to limitations.  There can be no assurances that we will be able to utilize these NOL’s and, consequently, they are subject to a 100% valuation allowance.  The income tax benefit of any NOL carryforward utilization will be applied first as a reduction to goodwill and, thereafter, as a direct addition to paid in capital, pursuant to SOP 90-7, at such time it is assured.

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

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. We refer to the expiration of the additional funding as the Skilled Nursing Facility Medicare Cliff. Effective October 1, 2002, Medicare rates adjusted for the Skilled Nursing Facility Medicare Cliff were increased by a 2.6% annual market basket adjustment. For us, the net impact of these provisions is estimated to adversely impact annual revenue beginning October 1, 2002 by approximately $24.0 million. The expiration of these provisions, before considering the 2.6% annual market basket adjustment, has reduced our Medicare per diems per beneficiary, on average, by approximately $24, resulting in reduced revenue of approximately $18.0 million in our first nine months of fiscal 2003.

The Skilled Nursing Facility Medicare Cliff could adversely impact the liquidity of our other service related business customers, resulting in their inability to pay us, or to pay us timely, for our products and services. This factor, coupled with the adverse impact of the Skilled Nursing Facility Medicare Cliff to the liquidity of our inpatient services segment, could require us to borrow in order to fund our working capital needs, and in turn, cause us to become more highly leveraged.

Back to Contents

In addition, effective January 1, 2003, the moratorium on implementing payment caps on Medicare Part B rehabilitation therapy services expired.  The Centers for Medicare and Medicaid Services has issued instructions indicating that the agency will delay enforcement until September 1, 2003 and that the agency has clarified that any implementation would be prospective from the date that instructions are effective.  If the caps are imposed September 1, 2003, such therapy caps are expected to reduce our annual net revenues by approximately $18.9 million and EBITDA approximately $4.9 million.  Congress may again intervene to extend a moratorium on the therapy caps for calendar year 2004.  The House of Representatives included a moratorium provision in its version of the “Comprehensive Prescription Drug and Medicare Improvement Act.”  While the Senate does not have a comparable provision, key Senate co nferees pledged to support the House provision during Senate debate.  No assurance can be made that Congress will extend the moratorium or take any other action to effect a discontinuance of the therapy caps.

On August 4, 2003, the Centers for Medicare & Medicaid Services published in the Federal Register the final prospective payment system rules to fiscal year 2004 skilled nursing facilities effective October 1, 2003. The final rules make two significant enhancements to the reimbursement rates for the fiscal year 2004 base rates by 6.26% (3% increase in the annual update factor and a 3.26% upward adjustment correcting for previous forecast errors). These two changes are estimated to increase Medicare payment rates per patient day by $19.  The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons which were authorized in the Balanced Budget Refinement Act of 1999 to compensate for non-therapy ancillaries.

There are additional provisions in the Medicare statute affecting pharmacy, rehabilitation therapy, diagnostic services and the payment for services in other health settings.  In February 2003, Congress passed legislation that prevented a formula driven reduction in practitioner fee schedules.  This restoration of reimbursement rates affected not only doctors, but also payment for most professional practitioners including licensed rehabilitation professionals.

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

During June 2003, both the U.S. House of Representatives and the U.S. Senate passed comprehensive proposals for implementing a new Medicare pharmacy benefit and restructuring Medicare administration (“Comprehensive Prescription Drug and Medicare Improvement Act”).  There are significant differences between the House-passed and Senate-passed measures. Provisions in both measures could impact long term care pharmacies.  Conferees have been appointed and are meeting to resolve these differences.  The current schedule proposes that the conferees will have until late September 2003 to reconcile the differences and to report the compromise measure for final enactment.  It is premature to predict the outcome of these Congressional deliberations.

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

Back to Contents

The recent economic downturn is having a detrimental effect on state revenues in most jurisdictions.  Budget shortfalls range from 4% - 5% of outlays upwards to 20% of outlays in certain states.  Historically these budget pressures have translated into reductions in state spending.  Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate.  However, initial indications point to inflationary type increases of 3% - 4% in most of the states in which we operate.  In each of the major states where we provide services, we are working with trade groups, consultants and government officials to responsively address the particular services funding issues.

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

Critical Accounting Policies

We consider an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our annual report on Form 10-K for the fiscal year ended September 30, 2002:

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability.  We believe that our Series A Convertible Preferred Stock meets the scope of SFAS 150.  These instruments have been classified as a liability since issuance and excluded from shareholders’ equity in our condensed consolidated balance sheets, and as such will not be impacted by the adoption of SFAS 150.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Back to Contents

Other

We manage the operations of 68 eldercare centers. Under a majority of these arrangements, we employ the operational staff of the managed business for ease of benefit administration and bill the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operate as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship.  Historically, we have treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the current year-to-date period and the same period last year we billed our managed clients $97.2 million and $108.4 million, respectively, for such labor related costs.

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

As of June 30, 2003, we have a $75 million interest rate swap agreement maturing on September 13, 2005, to pay fixed (3.1%) / receive variable (one month LIBOR) and a $125 million interest rate swap agreement maturing on September 13, 2007, to pay fixed (3.77%) / receive variable (one month LIBOR). In addition, we have a $75 million interest rate cap agreement maturing on September 13, 2004. The interest rate cap pays interest to us when LIBOR exceeds 3%. The amount paid to us is equal to the notional principal balance of $75 million multiplied by (LIBOR minus 3%) in those periods in which LIBOR exceeds 3%. We purchased the interest rate cap for $0.7 million which is being amortized to interest expense over the two year term of the interest rate cap agreement.  Based upon confirmations from third party financial institutions, the fair value of the interest rate swap agreements is a liability of $9.7 million at June 30, 2003, which is included in other long-term liabilities in our unaudited condensed consolidated balance sheet.  The interest rate cap agreement had no significant value at June 30, 2003.

As of June 30, 2003, after considering the $275 million notional principal amount of these agreements, 55% of our total debt is subject to rate protection.  A 1% increase in LIBOR would result in an increase to our interest expense of $2.8 million annually.

As of June 30, 2003, we held $18.5 million of investments in marketable securities that were affected by market rates of interest.  A 1% change in the rate of interest would result in a change in the market value of the investments of $0.2 million annually.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b), Genesis management, including its chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Genesis’ disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, Genesis’ chief executive officer and chief financial officer concluded that Genesis’ disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to Genesis during the period when Genesis’ periodic reports are being prepared.  As required by Rule 13a-15(d), Genesis management, including its chief executive officer and chief financial officer, also conducted an evaluation of Genesis’ internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Genesis’ internal control over financial reporting.  Based on that evaluation, there has been no such change during the quarter covered by this report.

Back to Contents

PART II :	OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to litigation in the ordinary course of business.  See “Cautionary Statement Regarding Forward-Looking Statements.”

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

Pending DEA Investigation

In August 2001, and March 2002, our pharmacy located in Colorado reported missing inventory and potential diversion to the Drug Enforcement Administration (“DEA”), the local police and the Colorado Board of Pharmacy.  As a result of the pharmacy reporting these incidents, the DEA commenced an audit of the pharmacy’s operations.  Under the Controlled Substance Act the government may seek the potential value of the inventory diverted as well as other damages.  The Civil Division of the U.S. Attorney’s Office for the District of Colorado has advised us that there is potential civil liability relating to violations of the Controlled Substance Act.  The Colorado facility has cooperated with all requests for information, including making its personnel and documents available to the government.  The government and the pharmacy are currently in discussions regarding the allegations.

Item 2.	Changes in Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Back to Contents

Item 6.	Exhibits and Reports on Form 8-K

(a)		Exhibits

	31.1	Certification of Robert H. Fish, Principal Executive Officer, of the Company dated August 14, 2003 pursuant to 15 U.S.C. Section 10A.

	31.2	Certification of George V. Hager, Jr., Principal Financial Officer, of the Company dated August 14, 2003 pursuant to 15 U.S.C. Section 10A.

	32.1	Certification of Robert H. Fish, Principal Executive Officer, and George V. Hager, Jr., Principal Financial Officer, of the Company dated August 14, 2003 pursuant to 18 U.S.C. Section 1350.

(b)		Reports on Form 8-K(c)

On May 1, 2003, the Company filed a Current Report on Form 8-K under Item 9 and 12 announcing our financial results for the period ended March 31, 2003 and management’s use of non-GAAP financial information under Regulation G.

On August 5, 2003, the Company filed a Current Report on Form 8-K under Items 7, 9 and 12 announcing its financial results for the period ended June 30, 2003 and management’s use of non-GAAP financial information under Regulation G.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS HEALTH VENTURES, INC.

Date: August 14, 2003	GEORGE V. HAGER, JR.
George V. Hager, Jr.,
Executive Vice President and Chief Financial Officer

Date: August 14, 2003	ROBERT H. FISH
Robert H. Fish
Chairman and Chief Executive Officer