Form 10-K/A
period 2002-09-30
GENESIS HEALTH VENTURES INC /PA
filed 2003-10-14
CIK 874265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

;

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission (SEC) on December 30, 2002, to amend certain items. The amendments to the Annual Report on Form 10-K included in the Form 10-K/A are in response to comments received from the Staff of the Division of Corporate Finance of the SEC in connection with their review of Genesis HealthCare Corporation's Form 10 filed with the SEC. Consequently, the Company has determined to revise the accounting for the restructuring of its investment in Multicare as follows:

•	The Series H and I Preferred Stock issued in connection with the transaction will be valued at $198.0 million rather than their $420.0 million face value. The Series H and I Preferred Stock was subsequently accreted to the face value when the Company filed for Chapter 11 bankruptcy protection in the third quarter of fiscal 2000; and

•	The transaction will be treated as a substantive acquisition of the remaining 56.4% equity of Multicare and accordingly, the Company will account for the transaction as a step acquisition and will not recognize the joint venture partners’ 56.4% interest in the equity and losses of Multicare on its balance sheet and statement of operations.

The restatement results in significant changes to several account captions in the Company’s fiscal 2001 and 2000 statements of operations, most notably other operating expenses, debt restructuring and reorganization costs, interest expense, income taxes and minority interests. These adjustments will have the net effect of decreasing the net loss attributable to common shareholders for the fiscal year ended September 30, 2000 by $0.5 million from $883.5 million to $883.0 million and the net income attributable to common shareholders for the fiscal year ended September 30, 2001 will decrease by $0.5 million from $247.0 million to $246.5 million.

The adjustments have no effect on the Company’s cash flow for the periods presented and do not affect the Company’s financial statements for the periods after October 1, 2001 when it emerged from reorganization. The specific items amended are Items 6, 7 and 8 of Part II. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in anyway other than as required to reflect the effects of the restatement.

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

See note 23 to our consolidated financial statements —“Segment Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional disclosure of financial information regarding our segments. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General” for a discussion of our reportable segments and our other businesses. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality”, for a description of the seasonality of our business.

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

Medicare and Medicaid. The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as “Medicare,” has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation’s elderly meet hospital and other health care costs. Health insurance coverage has been extended to certain persons under the age of 65 qualifying as disabled and those having end–stage renal disease. Medicare includes three related health insurance programs: (i)  hospital insurance referred to as Medicare Part A; (ii) supplementary medical insurance, referred to as Medicare Part B; and (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, referred to as Medicare+Choice or Medicare Part C. The Medicare program is currently administered by fiscal intermediaries (for Medicare Part A and s ome Medicare Part B services) and carriers (for Medicare Part B) under the direction of the Centers for Medicare and Medicaid Services a division of the Department of Health and Human Services.

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

In November 1999, the Balanced Budget Refinement Act was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the Balanced Budget Act of 1997. For covered skilled nursing facility services furnished on or after April 1, 2000, the federal per diem rate was increased by 20% for 15 RUG payment categories. While this provision was initially expected to adjust payment rates for only six months, the Centers for Medicare and Medicaid Services withdrew proposed RUG refinement rules. These payment add–ons will continue until the Centers for Medicare and Medicaid Services completes certain mandated recalculations of current RUG weightings. On April 23, 2002, the Centers for Medicare and Medicaid Services issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case–mix classification system. In its announcement, the Cente rs for Medicare and Medicaid Services clarified that case–mix refinements would be postponed for a full year (through our fiscal year 2003).

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

Back to Index

The Balance Budget Act of 1997 included several provisions affecting Medicaid. The Balance Budget Act of 1997 repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain healthcare providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the Balance Budget Act of 1997, states must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facili ties and pharmacies will be made on a timely basis. The Balance Budget Act of 1997 also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services or institutional pharmacy services from fee–for–service to managed care negotiated or capitated rates. We anticipate that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

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

The reimbursement rates for pharmacy services under Medicaid are determined on a state–by–state basis subject to review by the Centers for Medicare and Medicaid Services and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation to charge Medicaid no more than its lowest charge to other consumers in the state. Since 2000, federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised. NeighborCare has participated in the efforts to review and interact with the Centers for Medicare and Medicaid Services on the revisions. This proactive involvement has helped in modifyi ng the rate structures and thereby minimizing the impact of the new rules on NeighborCare’s operations.

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

Government Regulation

Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure, certification and health planning. For our eldercare centers, this regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care and operational requirements. For pharmacy and medical supply products and services, this regulation relates, among other things, to operational requirements, reimbursement, documentation, licensure, certification and regulation of controlled substances. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, the revocation of licensu re, decertification, imposition of temporary management or the closure of the facility.

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

On February 14, 2002, the arbitrator ruled in favor of NeighborCare. The arbitrator found that Manor Care did not lawfully terminate its service contracts with NeighborCare. As a result, the contracts between NeighborCare and Manor Care, which expire in October 2004, remain in full force until that time. The arbitrator also determined that NeighborCare had the right to damages because it was not offered the opportunity to service facilities owned and operated by Healthcare & Retirement Corporation of America, Inc., which was deemed to be an affiliate of Manor Care under the contract. The arbitrator awarded us $23.4 million, plus pre–judgment interest, in compensatory damages. In addition, the arbitrator terminated his prior ruling that allowed Manor Care to withhold 10% of the payments owed to NeighborCare and Manor Care paid us an additional $9.1 million in funds representing the amounts withheld during the course of the AAA arbitration pursuant to the ar bitrator's prior ruling.

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

Back to Index

ITEM 6:   SELECTED FINANCIAL DATA

	Successor Company	Predecessor Company

(Years ended September 30, )	2002	2001(2)	2000(2)	1999	1998

Statement of Operations Data (in thousands, except per share data)
Net revenues	$2,623,679	$2,452,171	$2,327,627	$1,843,270	$1,380,534
Income (loss) from continuing operations	73,794	(1,248,359)	(877,216)	(286,954)	(11,388)
Net income (loss) attributable to common shareholders	70,167	246,474	(882,920)	(290,050)	(25,900)
Per common share data (diluted):
Earnings (loss) from continuing operations	1.76	(25.66)	(18.63)	(8.09)	(0.32)
Net income (loss) attributable to common shareholders	$1.68	$5.07	$(18.75)	$(8.17)	$(0.74)
Weighted average common shares – diluted	43,351	48,641	47,077	35,485	35,159
Other Financial Data:
Capital expenditures (in thousands)	$51,635	$43,721	$51,981	$77,943	$56,663
Operating Data: Inpatient Services
Payor Mix
Medicaid	48%	48%	49%	52%	49%
Medicare	30%	28%	25%	24%	26%
Private pay and other	22%	24%	26%	24%	25%
Average owned/leased eldercare center beds (1)	24,139	24,783	14,286	15,522	15,137
Occupancy Percentage	91%	91%	91%	91%	92%
Average managed eldercare center beds (1)	7,898	9,215	23,779	23,984	24,234
Pharmacy Services
Payor Mix
Long-term care facilities and other	58%	60%	62%	63%	70%
Medicaid	40%	37%	35%	33%	23%
Medicare	2%	3%	3%	4%	7%
Average institutional pharmacy beds served	247,114	253,224	244,409	245,277	109,520
	Successor Company		Predecessor Company

(As of September 30,)	2002	2001	2000(2)	1999	1998

Balance Sheet Data (in thousands)
Working capital	$449,006	$282,016	$304,241	$235,704	$243,461
Total assets	1,989,495	1,839,220	3,081,998	2,429,914	2,627,368
Liabilities subject to compromise	—	—	2,446,673	—	—
Long-term debt	648,939	603,268	10,441	1,484,510	1,358,595
Redeemable preferred stock	44,765	42,600	442,820	—	—
Shareholders’ equity (deficit)	$914,123	$834,858	$(246,391)	$587,890	$875,072

(1)	In connection with the consummation of the our joint plan or reorganization, 10,702 Multicare beds previously classified as “Managed and Jointly-Owned Facilities” were reclassified as “Owned and Leased Facilities.” See “Business – Reorganization.”

(2)	The company has restated its previously reported consolidated financial statements in fiscal years 2001 and 2000 to reflect certain adjustments as discussed in note 2 – “Restatement of 2001 and 2000 Consolidated Financial Statements” of Item 8: Financial Statements and Supplementary Data, which begin on page 63 of this Form 10-K/A.

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

The company has restated its previously reported consolidated financial statements in fiscal years 2001 and 2000 to reflect certain adjustments as discussed in note 2 – “Restatement of 2001 and 2000 Consolidated Financial Statements” of Item 8: Financial Statements and Supplementary Data, which begins on page 63 of this Form 10-K/A.

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

In accordance with SOP 90–7 (as defined below under “Fresh–Start Reporting”), we recorded all expenses incurred as a result of the bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs from continuing operations follows (in thousands):

	Successor Company		Predecessor Company

	2002	2001	2000

Professional, bank and other fees	$2,570	$59,393	$29,935
Employee benefit related costs, including severance	—	16,786	4,529
Accretion of allowed claims	—	—	395,731
Exit costs of terminated businesses	—	5,877	—
Fresh start valuation adjustments (1)	—	982,749	—
Interest rate swap termination charge	—	—	28,331
Post confirmation mortgage adjustment	1,700	—	—

Total	$4,270	$1,064,805	$458,526

(1)	Fresh-start valuation adjustments on assets held for sale and discontinued operations totaling $32.4 million were reclassified as a component of the loss on discontinued operations for the twelve months ended September 30, 2001.

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

Back to Index

Multicare Joint Venture Restructuring

In fiscal 1998, Genesis ElderCare Corp., a Delaware corporation of which Genesis owned 43.6%, acquired Multicare pursuant to a tender offer and merger. Multicare was in the business of providing eldercare and specialty medical services in selected geographic regions. Contemporaneous with the acquisition, Genesis entered into a management agreement pursuant to which it managed Multicare’s operations. In connection with the respective investments in the common stock of Genesis ElderCare Corp., Genesis and its joint venture partners entered into a put/call agreement relating to their respective ownership interests in Genesis ElderCare Corp. Under the put/call agreement, the Company had the option to purchase Genesis ElderCare Corp. common stock held by its joint venture partners at a price determined pursuant to the terms of the put/call agreement (the “call”). Genesis’ joint venture partners had the option to sell such Genesis ElderCare Corp. common stock to the Company at a price determined pursuant to the put/call agreement (the “put”). The put did not include a guaranteed return to the joint venture partners and it could be satisfied at the Company’s election by the issuance of its common stock.

In fiscal 2000, the Company entered into a restructuring agreement with its Multicare joint venture partners. Under the agreement, in exchange for 24,369 shares of its Series H Senior Subordinated Convertible Participating Cumulative Preferred Stock and 17,631 shares of its Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock (collectively the “Series H and I Preferred”), the other joint venture partners, among other things:

•	terminated the put option under the put/call agreement;

•	amended the call option to provide Genesis with the right to purchase all of the shares of common stock of Genesis ElderCare Corp. not owned by the Company for $2.0 million in cash at any time prior to the October 8, 2009 expiration. The Company’s joint venture partners continued to own 56.4% of Genesis ElderCare Corp.’s common stock;

•	granted Genesis an irrevocable proxy to vote the shares of common stock of Genesis ElderCare Corp. held by the Company’s joint venture partners on all matters to be voted on by shareholders, including the election of directors;

•	granted Genesis the right to appoint two-thirds of the members of the Genesis ElderCare Corp. board of directors;

•	granted Genesis the right to appoint 100% of the members of the operating committee of the Genesis ElderCare Corp. board of directors; and

•	provided, in a separate but related transaction, a $50.0 million infusion of cash in the form of the joint venture partners’ purchase of Genesis common stock.

Amendments made to the stockholders’ agreement and the put / call agreement gave the Company managerial, operational and financial control of Multicare, such that the Company began consolidating the financial statements of Multicare effective October 1, 1999.

Because of the amendments to the stockholders’ agreement and the fact that the amended call agreement gave the Company the right to purchase the remaining 56.4% interest in Multicare for a nominal $2.0 million, the Company effectively acquired the joint venture partners 56.4% equity interest in the restructuring transaction and began accounting for Multicare as a wholly-owned subsidiary.

The Multicare joint venture restructuring transaction has been accounted for as a step acquisition, whereby the Company recorded the assets and liabilities of Multicare at 43.6% of their historical cost and 56.4% of their fair value. The Series H and I Preferred stock issued by Genesis as consideration in the Multicare joint venture restructuring was recorded at its estimated fair value of $198.0 million, representing the then market value of the underlying Genesis common stock that the Series H and I Preferred were convertible into. The Series H and I Preferred were issued with a face value of $420.0 million. Subsequent to the Multicare joint venture restructuring transaction, and using the effective interest method, the Company recorded preferred stock dividend expense in fiscal 2000 of $12.8 million representing the accretion of the $198.0 million fair value to the $420.0 million face value of the Series H and I Preferred. This accretion was recorded until the Company filed for Chapter 11 bankruptcy protection at which time the Company recognized a charge included in debt restructuring and reorganization costs for the remaining difference between the carrying value and face value of the Series H and I Preferred because the face value of the Series H and I Preferred was an allowed bankruptcy claim.

In connection with the step acquisition accounting, the Company recorded approximately $168.0 million of goodwill. The most significant other purchase accounting adjustment was the recognition of 56.4% of Multicare’s debt obligations at fair value, resulting in a debt discount of approximately $207.4 million. Subsequent to the Multicare joint venture restructuring transaction, and using the effective interest method, the Company accreted the $568.6 million carrying value of Multicare debt to the $776.0 million contractual obligation of the debt. This accretion was recorded until the Company filed for Chapter 11 bankruptcy protection at which time the Company recognized a charge included in debt restructuring and reorganization costs for the remaining difference between the carrying value and face value of the debt because the face value of the debt was an allowed bankruptcy claim.

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

The lack of comparability in the accompanying consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as with debt restructuring and reorganization costs, and preferred dividends. We believe that business segment operating revenue and operating income of the Predecessor Company are generally comparable to those of the Successor Company.

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

Depreciation and amortization expense decreased $40.2 million to $63.1 million for the twelve months ended September 30, 2002 compared to $103.3 million for the same period in the prior year. The decrease was primarily caused by the impact of fresh-start reporting on the carrying value of our property, plant and equipment, which were adjusted to their estimated fair values as of September 30, 2001, and our September 30, 2001 adoption of an accounting pronouncement which no longer requires the amortization of goodwill.

Lease expense decreased $6.3 million for the twelve months ended September 30, 2002, to $27.7 million compared to $34.0 million for the same period in the prior year. Of this decrease, $2.1 million is attributed to the divestitures or lease modifications of certain leased eldercare centers. The remaining decrease of $4.2 million is principally attributed to the discharge in bankruptcy of our lease financing facility.

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

Back to Index

During the twelve months ended September 30, 2002, we recorded $4.3 million of debt restructuring and reorganization costs. $2.6 million related to post confirmation liabilities payable to the United States Trustee related to Chapter 11 cases that remained open. With the exception of three open cases, all other Chapter 11 cases were closed in July 2002. The remaining $1.7 million represents a post confirmation charge resulting from a settlement reached with the lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by $1.7 million. During the twelve months ended September 30, 2001, we recorded $1,064.8 million of debt restructuring and reorganization costs, consisting of legal, bank, accounting and other costs of $59.4 million; $16.8 million for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program; $5.9 million of costs associated with the divestiture of certain businesses; and fresh-start valuation adjustments of $982.7 million. Fresh-start valuation adjustments were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and their liabilities at estimated fair values. The fresh-start valuation adjustment as described relates only to continuing operations and is principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values.

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

Minority interests decreased $5.0 million during the twelve months ended September 30, 2002 to a loss of $2.8 million compared to income of $2.2 million for the comparable period in the prior year.

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

Segment Results

We have two reportable segments: (1) inpatient services and (2) pharmacy services. For a reconciliation of segment financial information to the consolidated statements of operations, see note 23 to our consolidated financial statements — “Segment Information.”

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

Our other operating expenses, including our general and administrative expenses, decreased $171.2 million, or 21%, for the twelve months ended September 30, 2001 to $637.4 million from $808.6 million in the prior year. Of the net decrease, $213.8 million is attributed to a decrease in certain charges for the twelve month periods ended September 30, 2001 and 2000 equaling $101.6 million and $315.4 million, respectively (included in other operating expenses and described more fully in the paragraphs and tables that follow). In addition, operating expense was reduced by approximately $18.6 million for the net operating cost savings resulting from divested and new eldercare centers. Agency labor costs, including nursing agency costs, increased approximately $12.8 million in the twelve months September 30, 2001. The remaining operating cost growth of $48.5 million is attributed to operational growth and general inflationary cost increases.

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

During fiscal 2000, we recorded charges in connection with the impairment of long-lived assets and other impairments and charges. The following table and discussion provides additional information on these charges (in thousands):

2000

Impairment of long-lived assets	$174,715
Exit costs and write-off of unrecoverable assets of six eldercare centers closed or leases terminated	28,363
Investments in information systems development abandoned in fiscal 2000	19,200
Uncollectible trade and notes receivable due to customer bankruptcy or other liquidity issues	41,955
Other charges, including third party appeal issues and other cost settlement balances deemed uncollectible and insurance related adjustments	51,181

Total asset impairments and other charges included in other operating expenses	$315,414

During fiscal 2000, in connection with our budget preparations for the forthcoming year and in accordance with Statement of Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”), we reviewed the current and projected undiscounted cash flows of our eldercare centers and our NeighborCare pharmacy operations. This review indicated that the assets of certain eldercare centers were impaired. The fair market value of businesses deemed potentially impaired were then estimated and compared to the carrying values of the long-lived assets. Any excess long-lived asset carrying value over the estimated fair value was written-off. Fair value was estimated using a per bed value determined by us. The total loss for SFAS No. 121 impairments of $174.7 million is associated with 48 eldercare centers. No impairment charge was assessed on the long-lived assets of our NeighborCare pharmacy operations. The impairment charge recorded resulted in the write-off of $125.7 million of goodwill and $34.6 million of property, plant and equipment.

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

Depreciation and amortization expense decreased $8.5 million, principally attributed to the fourth quarter of fiscal 2000 write-off of impaired goodwill and property, plant and equipment and the sale, closure or lease terminations of certain eldercare centers.

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

Interest expense decreased $105.2 million. In accordance with SOP 90-7, we ceased accruing interest following the petition date, June 22, 2000, on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense for the twelve months ended September 30, 2001 was $214 million, leaving $95.4 million of interest expense unaccrued for that period as a result of the Chapter 11 filings. Contractual interest expense for the twelve months ended September 30, 2001 decreased by $17.5 million compared to $231.5 million for the same period in the prior year. Approximately, $34.4 million of the decrease is primarily attributed to a lower weighted average borrowing rate, offset by additional net capital and working capital borrowings under the Genesis debtor-in-possession financing facility resulting in additional interest expense of $16.9 million.

Back to Index

During the twelve month periods ending September 30, 2001 and 2000 we recorded charges in connection with debt restructuring and reorganization costs of $1,064.8 million and $458.5 million, respectively. In the twelve months ended September 30, 2001, we recorded legal, bank, accounting and other costs of $59.4 million in connection with the Chapter 11 cases; $16.8 million for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program; $5.9 million of costs associated with the divestiture of certain businesses and fresh-start valuation adjustments of $982.7 million. Fresh-start valuation adjustments were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and their liabilities at estimated fair values. The fresh-start valuation adjustment as described relates only to continuing operations and is principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values. During the twelve months ended September 30, 2000, we recorded legal, bank, accounting and other costs of $29.9 million in connection with the Chapter 11 cases and $4.5 million for certain bankruptcy related salary and benefit related costs, principally for a court approved special recognition program. Also during the twelve months ended September 30, 2000, as a result of the nonpayment of interest under our then existing credit facility, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified us that they elected to force early termination of the interest rate swap arrangements, and asserted a $28.3 million obligation. The Company recorded $395.7 million for the accretion of allowed claims representing the accelerated accretion of the carrying value of certain debt and preferred stock instruments to the amount of such instruments contractual value upon the Company’s filing for Chapter 11 bankruptcy.

Equity in net loss of unconsolidated affiliates for the twelve months ended September 30, 2001 was $10.2 million compared to $2.4 million for the comparable period in the prior year. This increase of $7.8 million is attributed to changes in the earnings / losses reported by our unconsolidated affiliates.

Minority interests increased $3.6 million during the twelve months ended September 30, 2001 to $2.2 million compared to a loss of $1.4 million for the comparable period in the prior year.

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

Preferred stock dividends decreased $9.8 million to $45.6 million during the twelve months ended September 30, 2001 compared to $55.4 million for the comparable period in the prior year. This decrease is principally attributed to the accretion of preferred dividends on our predecessor company preferred stock during the twelve months ended September 30, 2000 to its face value prior to our filing for Chapter 11 bankruptcy protection.

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

In fiscal 2001, we recognized a $258.1 million write–down of our property, plant and equipment in connection with our adoption of fresh–start reporting. Fresh–start reporting requires companies that emerge from reorganization to adjust their long–lived assets to fair value. We estimated fair value by using both third–party appraisals and commonly used discounted cash flow techniques. These adjustments were recognized as fresh–start valuation adjustments and recorded as debt restructuring and reorganization costs in the consolidated statements of operations.

In fiscal 2000, in connection with our budget preparations for the forthcoming year and in accordance with SFAS No. 121, the predecessor of SFAS No. 144, we reviewed the then current and projected undiscounted cash flows of our eldercare centers. This review indicated that the assets of 48 eldercare centers were potentially impaired. The fair market value of businesses deemed potentially impaired were then compared to the carrying values of the long–lived assets. Fair value was estimated using a per bed value determined by us. Any excess long–lived asset carrying value over the estimated fair value was written–off. This evaluation resulted in the write–down of $174.7 million of long–lived assets. These adjustments were recognized as a component of other operating expenses in the consolidated statements of operations.

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

As discussed in note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the two year period ended September 30, 2001.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for the costs of start–up activities effective October 1, 1999.

As described in note 4 to the consolidated financial statements, on October 2, 2001 the Company consummated a Joint Plan of Reorganization (the “Plan”) which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change in ownership of the Company and, accordingly, effective September 30, 2001 the Company accounted for the change in ownership through “fresh–start” reporting. As a result, the consolidated information prior to September 30, 2001 is presented on a different cost basis than that as of and subsequent to September 30, 2001 and, therefore, is not comparable.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 30, 2003

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

See accompanying Notes to Consolidated Financial Statements

Back to Index

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Operations

	Successor Company Year ended September 30,	Predecessor Company Years ended September 30,

		As restated (1)
	2002	2001	2000

	(in thousands, except share and per share data)

Net revenues:
Inpatient services	$1,330,993	$1,255,525	$1,227,250
Pharmacy services	1,123,854	1,036,245	949,829
Other revenue	168,832	160,401	150,548

Total net revenues	2,623,679	2,452,171	2,327,627

Operating expenses:
Salaries, wages and benefits	1,108,630	1,045,446	1,035,332
Cost of sales	705,524	642,836	574,007
Other operating expenses	554,112	637,429	808,593
Strategic planning, severance and other related costs	26,015	-	-
Gain from arbitration award and other legal settlements	(23,768)	-	-
Net loss on sale of eldercare centers	-	540	7,922
Depreciation and amortization expense	63,102	103,298	111,769
Lease expense	27,716	34,037	36,878
Interest expense, net (contractual interest for the years ended
September 30, 2001 and 2000 was $213,970 and $230,788, respectively)	47,963	118,552	223,727

Income (loss) before debt restructuring and reorganization costs, tax income expense (benefit), equity in net income (loss) of unconsolidated affiliates and minority interests

	114,385	(129,967)	(470,601)
Debt restructuring and organization costs	4,270	1,064,805	458,526

Income (loss) before income tax expense (benefit), equity in net
income (loss) of unconsolidated affiliates and minority interests	110,115	(1,194,772)	(929,127)
Income tax expense (benefit)	32,463	-	(111,058)

Income (loss) before equity in net income (loss) of unconsolidated
affiliates and minority interests	77,652	(1,194,772)	(818,069)
Equity in net income (loss) of unconsolidated affiliates	1,579	(10,213)	(2,407)
Minority interests	(2,838)	2,249	(1,362)

Income (loss) from continuing operations before preferred stock dividends	76,393	(1,202,736)	(821,838)
Preferred stock dividends	2,599	45,623	55,378

Income (loss) from continuing operations	73,794	(1,248,359)	(877,216)
Income (loss) from discontinued operations, net of taxes	(3,627)	(15,085)	4,708
Extraordinary item, net of taxes	-	1,509,918	-
Cumulative effect of accounting change, net of taxes	-	-	(10,412)

Net income (loss) attributed to common shareholders	$70,167	$246,474	$(882,920)

Per Common Share Data:
Basic:
Income (loss) from continuing operations	$1.79	$(25.66)	$(18.63)
Income (loss) from discontinued operations	(0.09)	(0.31)	0.10
Extraordinary item	-	31.04	-
Cumulative effect of accounting change	-	-	(0.22)
Net income (loss)	$1.70	$5.07	$(18.75)
Weighted average shares	41,225,564	48,641,456	47,076,746

Diluted:
Income (loss) from continuing operations	$1.76	$(25.66)	$(18.63)
Income (loss) from discontinued operations	(0.08)	(0.31)	0.10
Extraordinary item	-	31.04	-
Cumulative effect of accounting change	-	-	(0.22)
Net income (loss)	$1.68	$5.07	$(18.75)
Weighted average shares	43,351,187	48,641,456	47,076,746

(1)	See note 2 — “Restatement of 2001 and 2000 Consolidated Financial Statements.”

See accompanying Notes to Consolidated Financial Statements

Back to Index

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)

	Series G Cumulative Convertible Preferred Stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders' equity (deficit)

(in thousands)

Balance at September 30, 1999 (Predecessor Company)	$6	$723	$753,452	$(165,620)	$(428)	$(243)	$587,890

Issuance of common stock	-	250	49,750	-	-	-	50,000
Comprehensive loss
Net unrealized loss on marketable securities	-	-	-	-	(1,361)	-	(1,361)
Net loss (1)	-	-	-	(827,542)	-	-	(827,542)
Preferred stock dividends (1)	-	-	-	(55,378)	-	-	(55,378)

Total comprehensive loss (1)							(884,281)

Balance at September 30, 2000 (Predecessor Company) (1)	$6	$973	$803,202	$(1,048,540)	$(1,789)	$(243)	$(246,391)

Comprehensive income
Net unrealized gain on marketable securities	-	-	-	-	1,981	-	1,981
Net income (1)	-	-	-	292,097	-	-	292,097
Preferred stock dividends	-	-	-	(45,623)	-	-	(45,623)

Total comprehensive income (1)							248,455

Balance at September 30, 2001 (Predecessor Company)	$6	$973	$803,202	$(802,066)	$192	$(243)	$2,064

Fresh start adjustments	(6)	(973)	(803,202)	803,202	-	243	(736)
Issuance of common stock	-	820	832,710	-	-	-	833,530

Balance at September 30, 2001 (Successor Company)	$-	$820	$832,710	$1,136	$192	$-	$834,858

Issuance of common stock	-	10	10,915	-	-	-	10,925
Comprehensive income
Net unrealized gain on marketable securities	-	-	-	-	647	-	647
Net change in fair value of interest rate swap and cap agreements	-	-	-	-	(2,474)	-	(2,474)
Net income	-	-	-	72,766	-	-	72,766
Preferred stock dividends	-	-	-	(2,599)	-	-	(2,599)

Total comprehensive income							68,340

Balance at September 30, 2002 (Successor Company)	$-	$830	$843,625	$71,303	$(1,635)	$-	$914,123

(1)	As Restated. See note 2 — “Restatement of 2001 and 2000 Consolidated Financial Statements.”

See accompanying Notes to Consolidated Financial Statements

Back to Index

Genesis Health Ventures, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Successor Company Year ended September 30,	Predecessor Company Years ended September 30,

		As restated (1)
	2002	2001	2000

	(in thousands)
Cash flow from operating activities:
Net income (loss) attributed to common shareholders	$70,167	$246,474	$(882,920)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Charges (credits) included in operations not requiring funds:
Extraordinary item, net of taxes	-	(1,524,823)	-
Debt restructuring and reorganization costs	4,270	1,097,183	458,526
Loss on impairment of assets and other charges	6,364	110,249	312,896
Depreciation and amortization	65,768	106,187	114,384
Provision for losses on accounts receivable	44,712	49,901	45,226
Arbitration award and other legal settlements	1,139	-	-
Non-cash stock compensation	6,936	-	-

Equity in net income (loss) of unconsolidated affiliates and minority interests	1,259	7,986	8,936
Amortization of deferred gains and net unfavorable leases	(5,575)	(7,819)	(6,936)
Amortization of debt discount	-	-	20,869
Loss on sale of assets, net of gains	-	540	7,922
Provision for deferred taxes	37,693	-	(108,710)
Preferred stock dividends	2,599	45,623	55,378
Cumulative effect of accounting change, net of tax	-	-	10,412
Changes in assets and liabilities:
Accounts receivable	(19,633)	(40,745)	(75,390)
Accounts payable and accrued expenses including $42,000
refinancing of pharmacy supplier credit terms in 2002	15,014	(26,684)	(32,313)
Inventory	1,233	(236)	(2,331)
Prepaid and other current assets	1,441	(12,094)	(13,129)

Total adjustments	163,220	(194,732)	795,740

Net cash provided by (used in) operations before debt restructuring and reorganization costs	233,387	51,742	(87,180)

Cash paid for debt restructuring and reorganization costs	(54,202)	(44,405)	(16,114)

Net cash provided by (used in) operating activities	179,185	7,337	(103,294)

Cash flows from investing activities:
Purchase of restricted marketable securities	(86,077)	(55,057)	(39,614)
Proceeds on maturity or sale of restricted marketable securities	52,202	33,311	34,954
Capital expenditures	(51,635)	(43,721)	(51,981)
Purchase of eldercare center	(10,453)	-	(588)
Proceeds from sale of assets	2,955	7,010	33,000
Reductions in notes receivable and other investments	850	1,032	-
Additions to notes receivable and other investments	(3,505)	-	(3,083)
Other	824	(1,324)	(6,200)

Net cash used in investing activities	(94,839)	(58,749)	(33,512)

Cash flows from financing activities:
Net borrowings under prepetition working capital revolving credit facilities	-	1,006	49,868
Net borrowings under Genesis debtor-in-possession financing facility	-	63,000	133,000
Repayment of Genesis debtor-in-possession financing facility	-	(196,000)	-
Repayment of long-term debt and payment of sinking fund requirements	(48,455)	(77,990)	(90,295)
Proceeds from issuance of long-term debt	80,000	285,000	10,000
Debt issuance costs	-	(14,413)	(9,183)
Issuance of common stock	-	-	50,000

Net cash provided by financing activities	31,545	60,603	143,390

Net increase in cash and equivalents	$115,891	$9,191	$6,584

Cash and equivalents:
Beginning of year	32,139	22,948	16,364

End of year	$148,030	$32,139	$22,948

Supplemental disclosure of cash flow information:
Interest paid	$58,284	$118,057	$179,215
Income taxes paid (received), net	(5,594)	-	587
Non-cash financing activities:
Issuance of preferred stock	-	42,600	-
Captial leases	10,983	3,484	-
Non-cash investing activity-acquisition
of 56.4% equity interest in Multicare	-	-	$200,000

(1)	See note 2 — “Restatement of 2001 and 2000 Consolidated Financial Statements.”

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

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh–start reporting effective September 30, 2001 (see note 3–“Reorganization”), the financial information presented in the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the twelve month period ended September 30, 2002 are generally not comparable to the financial results for the corresponding periods in the previous two years. To highlight the lack of comparability, a solid vertical line separates the pre–emergence financial information from the post–emergence financial information in the accompanying consolidated financial statements and the notes thereto. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh–start reporting, while those labeled “Successor Company” refer to periods following the Company’s adoption of fresh–start reporting.

The lack of comparability in the accompanying consolidated financial statements is most apparent in the Company’s capital costs (lease, interest, depreciation and amortization), as well as with, debt restructuring and reorganization costs, and preferred dividends. Management believes that business segment operating revenues and operating income of the Successor Company are generally comparable to those of the Predecessor Company.

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

Stock–Based Compensation

The Company discloses information relating to stock–based compensation awards in accordance with SFAS No. 123, “Accounting for Stock–Based Compensation”, (“SFAS 123”), and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to such compensation awards. Under the Company’s stock option plan, the Company grants stock options to employees and directors at an exercise price equal to the fair market value on the date of grant. No compensation expense is recorded with respect to such option grants. Compensation expense for options granted to non–employees is determined in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured. Compensation expense for the options granted to non–employees is remeasured as the underly ing options vest.

Comprehensive Income (Loss)

Pursuant to the adoption of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income (loss) are shown in the consolidated statements of shareholders’ equity (deficit).

Unfavorable Leases

At September 30, 2002, an unfavorable lease liability of $23.4 million is carried on the consolidated balance sheets in long–term liabilities. The unfavorable lease liability was established at September 30, 2001 in accordance with the implementation of fresh–start reporting. Amortization of unfavorable leases is computed using the straight–line method over the individual terms of each unfavorable lease. See note 13 –“Leases and Lease Commitments”.

Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” The Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company’s objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower our overall borrowing costs. To achieve the objective, the Company primarily uses interest rate swap and cap agreements to manage net exposure to interest rate changes related to its portfolio of borrowings. The Company does not enter into such arrangements for trading purposes. The Company recognizes all derivatives on the balance sheet at fair value. Change s in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified as an adjustment to interest expense as the underlying hedged item affects earnings.

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

The following table sets forth the computation of basic and diluted earnings per share applicable to common shares (in thousands except per share data):

	Successor Company	Predecessor Company

	2002	2001	2000

Earnings (loss):

Income (loss) from continuing operations	$73,794	$(1,248,359)	$(877,216)
Income (loss) from discontinued operations	(3,627)	(15,085)	4,708
Extraordinary item	–	1,509,918	–
Cumulative effect of accounting change	–	–	(10,412)

Net income (loss) attributed to common shareholders – basic computation	70,167	246,474	(882,920)
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	2,599	–	–

Net income (loss) – diluted computation	$72,766	$246,474	$(882,920)

Shares used in computation:

Weighted average shares outstanding – basic computation	41,226	48,641	47,077
Assumed conversion of preferred stock	2,091	–	–
Contingent consideration related to an acquisition	34	–	–

Weighted average shares outstanding – diluted computation	43,351	48,641	47,077

Earnings (loss) per common share:

Basic:
Income (loss) from continuing operations	$1.79	$(25.66)	$(18.63)
Income (loss) from discontinued operations	(0.09)	(0.31)	0.10
Extraordinary item	–	31.04	–
Cumulative effect of accounting change	–	–	(0.22)

Net income (loss) attributed to common shareholders	$1.70	$5.07	$(18.75)

Diluted:
Income (loss) from continuing operations	$1.76	$(25.66)	$(18.63)
Income (loss) from discontinued operations	(0.08)	(0.31)	0.10
Extraordinary item	–	31.04	–
Cumulative effect of accounting change	–	–	(0.22)

Net income (loss) attributed to common shareholders	$1.68	$5.07	$(18.75)

Back to Index

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long–lived assets and loss reserves for self–insurance programs. Actual results could differ significantly from those estimates. See note 5–“Certain Significant Risks and Uncertainties.”

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

(2)   Restatement of 2001 and 2000 Consolidated Financial Statements

Subsequent to the issuance of Genesis’ consolidated financial statements for 2002, the Company restated its consolidated financial statements for fiscal 2001 and 2000. The Company’s restated financial statements reflect the Multicare joint venture restructuring transaction (see note 6 –“Significant Transactions and Events”) in fiscal 2000 as a substantive acquisition of the 56.4% equity interest owned by the joint venture partners for total consideration of $200.0 million, including redeemable preferred stock issued with an estimated fair value of $198.0 million. Previously, the Company recognized a $420.0 million charge in connection with the restructuring. The $420.0 million represented the face amount of the redeemable preferred shares issued by Genesis in connection with the restructuring. The restatement resulted in a decrease in the Company’s reported net income in 2001 of $0.5 million and an reduction in the reported net loss in 2000 of $0.5 million. No adjustments were required to restate the balance sheet as of September 30, 2001 or for any financial statements for any periods subsequent to that date due to the adoption of fresh-start reporting as of September 30, 2001. The following summarizes the impact of the restatement (in thousands):

Restatement of 2001 and 2000 Consolidated Financial Statements

	2001

	Previously Reported
		Adjustments	As Restated

Consolidated statements of operations:
Net revenues	$2,452,171	$—	$2,452,171
Salaries, wages and benefits	1,045,446	—	1,045,446
Cost of sales	642,836	—	642,836
Other operating expenses	637,429	—	637,429
Net loss on sale of eldercare centers	540	—	540
Depreciation and amortization	104,394	(1,096)	103,298	(2)
Lease Expense	35,011	(974)	34,037	(3)
Interest expense	118,552	—	118,552
Debt restructuring and reorganization costs	1,083,407	(18,602)	1,064,805	(5)

Loss before equity in net loss of
unconsolidated affiliates, minority interests
and preferred stock dividend	(1,215,444)	20,672	(1,194,772)
Equity in net loss of unconsolidated affiliates	(10,213)	—	(10,213)
Minority interests	23,456	(21,207)	2,249	(7)
Preferred stock dividend	45,623	—	45,623

Loss from continuing operations	(1,247,824)	(535)	(1,248,359)
Loss from discontinued operations, net of taxes	(15,085)	—	(15,085)
Extraordinary item, net of taxes	1,509,918	—	1,509,918

Net income	$247,009	$(535)	$246,474

Per common share data - fully diluted:
Net income	$5.08	$(0.01)	$5.07

	2000

	Previously Reported
		Adjustments	As Restated

Consolidated statements of operations:
Net revenues	$2,327,627	$—	$2,327,627
Salaries, wages and benefits	1,035,332	—	1,035,332
Cost of sales	574,007	—	574,007
Other operating expenses	867,886	(59,293)	808,593	(1)
Net loss on sale of eldercare centers	7,922	—	7,922
Multicare joint venture restructuring charge	420,000	(420,000)	—	(1)
Depreciation and amortization	114,346	(2,577)	111,769	(2)
Lease Expense	37,852	(974)	36,878	(3)
Interest expense	202,858	20,869	223,727	(4)
Debt restructuring and reorganization costs	62,795	395,731	458,526	(5)

Loss before income tax benefit, equity in net loss of
unconsolidated affiliates, minority interests
and preferred stock dividend	(995,371)	66,244	(929,127)
Income tax benefit	(30,179)	(80,879)	(111,058)	(6)
Equity in net loss of unconsolidated affiliates	(2,407)	—	(2,407)
Minority interests	132,444	(133,806)	(1,362)	(7)
Preferred stock dividend	42,596	12,782	55,378	(8)

Loss from continuing operations	(877,751)	535	(877,216)
Income from discontinued operations, net of taxes	4,708	—	4,708
Cumulative change in acccounting principle	(10,412)	—	(10,412)

Net loss	$(883,455)	$535	$(882,920)

Per common share data - fully diluted:
Net loss	$(18.77)	$0.02	$(18.75)

The adjustments to restate were as follows:

(1)	In fiscal 2000, the Company reversed its previously recognized $420 million Multicare joint venture restructuring charge. Additionally, the Company reduced the level of goodwill impairment charges by $59.3 million in fiscal 2000. As the Company’s restated financial statements reflect the Multicare joint venture restructuring transaction as a step acquisition, there was less goodwill at the time the impairment charges were recognized than previously reported.

(2)	As a result of having less goodwill than previously reported, the Company also reduced the level of goodwill amortization expense in fiscal 2001 by $1.1 million and in 2000 by $2.6 million.

(3)	The Company reduced lease expense by $1.0 million in both fiscal 2001 and 2000 as a result of amortizing the liability for unfavorable lease agreements established in the step acquisition accounting for the Multicare joint venture restructuring.

(4)	The Company increased interest expense by $20.9 million in fiscal 2000 representing the accretion of debt recorded at fair value in the step acquisition accounting for the Multicare joint venture restructuring. This accretion was recorded until the Company filed for Chapter 11 bankruptcy protection. See (5).

(5)	In fiscal 2001, the Company reduced debt restructuring and reorganization costs by $18.6 million, principally due to lower fresh-start valuation charges as a result of having less goodwill than previously reported. In fiscal 2000, the Company increased debt restructuring and reorganization costs by $186.5 million representing the accelerated accretion of debt. The accelerated accretion occurred in the third quarter of fiscal 2000 following the Company’s filing for Chapter 11 bankruptcy protection because the face value of the debt was an allowed bankruptcy claim. Also in fiscal 2000, the Company increased debt restructuring and reorganization costs by $209.2 million representing accelerated accretion of the preferred stock issued by Genesis as its consideration in the Multicare joint restructuring transaction. The accelerated accretion occurred in the third quarter of fiscal 2000 following the Company’s filing for Chapter 11 bankruptcy protection because the face value of the preferred stock was an allowed bankruptcy claim.

(6)	A deferred tax benefit was recognized in fiscal 2000 primarily as a result of the accretion of debt described under (4) and (5). The related deferred tax liability had been recorded in connection with the step acquisition accounting.

(7)	In fiscal 2001 and 2000, the Company eliminated the allocation of operating losses of Multicare to its minority owners as the transaction resulted in the substantive acquisition of the 56.4% equity interest held by the joint venture partners.

(8)	In fiscal 2000, the Company increased preferred stock dividend expense by $12.8 million representing the accretion of the preferred stock through the date of the Chapter 11 filing.

(3)   Reorganization

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

Genesis’ and Multicare’s financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on Genesis’ and Multicare’s cash flows. Second, the federal reimbursement changes exacerbated a long–standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various states Medicaid programs. Third, numerous other factors adversely affected Genesis’ and Multicare’s cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, Genesis and Multicare were too highly leveraged to service o ur debt, including our long–term lease obligations.

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

Back to Index

In accordance with SOP 90–7 (as defined in note 4–“Fresh–Start Reporting”), Genesis recorded all expenses incurred as a result of the Bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs from continuing operations follows (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Professional, bank and other fees	$2,570	$59,393	$29,935
Employee benefit related costs, including severance	–	16,786	4,529
Accretion of allowed claims	–	–	395,731
Exit costs of terminated businesses	–	5,877	–
Fresh-start valuation adjustments (1)	–	982,749	–
Interest rate swap termination charge	–	–	28,331
Post confirmation mortgage adjustment	1,700	–	–

Total	$4,270	$1,064,805	$458,526

(1)	Fresh-start valuation adjustments on assets held for sale and discontinued operations totaling $32.4 million were reclassified as a component of the loss on discontinued operations for the year ended September 30, 2001.

As a result of the consummation of the Plan, the Company recognized an extraordinary gain on debt discharge in 2001 as follows (in thousands):

Liabilities subject to compromise:
Revolving credit and term loans	$1,484,904
Senior subordinated notes	617,510
Other indebtedness	120,961

Long-term debt subject to compromise	2,223,375

Accounts payable and accrued liabilities	64,621
Accrued interest (including a $28,331 swap termination fee)	87,716
Accrued preferred stock dividends on Series G Preferred Stock	49,673

Subtotal – liabilities subject to compromise	2,425,385

Redeemable preferred stock – Series H and Series I	468,722

Total liabilities subject to compromise	2,894,107

Less:
Cash payments	25,000
Value of secured, priority and other claims assumed	143,319
Value of new Senior Secured Notes	242,605
Value of Term Loan used to repay synthetic lease facility	50,000
Carrying value of deferred financing fees of discharged debts	32,230
Value of Successor Company’s common stock	833,530
Value of Successor Company’s redeemable preferred stock	42,600

Extraordinary gain on debt discharge	$1,524,823

Less: net extraordinary gain on discontinued operations	(14,905)

Extraordinary gain on debt discharge as reported	$1,509,918

Back to Index

(4)   Fresh–Start Reporting

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

(in thousands)	Predecessor Company	Reorganization	Fresh-Start Adjustments	Reclassification	Successor Company

Assets:
Cash and equivalents	$30,552	$1,587	$–	$–	$32,139
Restricted investments in marketable securities	12,932	–	–	–	12,932
Accounts receivable, net	399,816	–	–	–	399,816
Inventory	65,222	–	–	–	65,222
Prepaid expenses and other current assets	35,753	–	–	–	35,753

Total current assets	544,275	1,587	–	–	545,862

Property, plant and equipment	1,387,608	–	(553,883)	–	833,725
Accumulated depreciation	(306,797)	–	295,812	–	(10,985)

Property, plant and equipment, net	1,080,811	–	(258,071)	–	822,740
Restricted investments in marketable securities	38,693	–	–	–	38,693
Notes receivable and other investments	18,001	–	(3,462)	–	14,539
Other long-term assets	84,135	(25,452)	(12,985)	–	45,698
Investments in unconsolidated affiliates	12,504	–	–	–	12,504
Identifiable intangible assets	–	–	33,591	–	33,591
Goodwill	1,155,956	–	(830,363)	–	325,593

Total assets	$2,934,375	$(23,865)	$(1,071,290)	$–	$1,839,220

Back to Index

(in thousands)	Predecessor Company	Reorganization	Fresh-Start Adjustments	Reclassification	Successor Company

Liabilities and Shareholders’ Equity (Deficit)
Current installments of long-term debt	$196,000	$(196,000)	$–	$41,241	$41,241
Accounts payable	46,429	–	–	–	46,429
Accrued expenses	67,904	(5,635)	2,423	–	64,692
Current portion of self-insurance liability reserves	12,932	–	–	–	12,932
Accrued compensation	78,074	–	–	–	78,074
Accrued interest	1,599	14,239	–	–	15,838
Income taxes payable	4,640	–	–	–	4,640

Total current liabilities	407,578	(187,396)	2,423	41,241	263,846

Liabilities subject to compromise	2,425,385	(2,425,385)	–	–	–
Long-term debt	14,104	626,921	3,484	(41,241)	603,268
Deferred income taxes	48,534	–	(48,534)	–	–
Self-insurance liability reserves	26,834	–	–	–	26,834
Deferred gain and other long-term liabilities	46,713	30,500	(11,536)	–	65,677
Minority interests	4,137	–	(2,000)	–	2,137
Redeemable preferred stock	468,722	(426,122)	–	–	42,600
Shareholders’ equity (deficit)
Series G Preferred Stock	6	(6)	–	–	–
Common stock	973	(153)	–	–	820
Additional paid-in capital	803,202	832,710	–	(803,202)	832,710
Retained earnings (accumulated deficit)	(1,311,762)	(1,524,823)	(1,015,127)	803,202	1,136
Accumulated other comprehensive income	192	–	–	–	192
Treasury stock, at cost	(243)	243	–	–	–

Total shareholders’ equity (deficit)	(507,632)	2,357,617	(1,015,127)	–	834,858

Total liabilities and shareholders’ equity (deficit)	$2,934,375	$(23,865)	$(1,071,290)	$–	$1,839,220

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

The principal provisions of SFAS No. 142 require that goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but rather tested annually for impairment. Under SFAS No. 142, intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 requires companies to test intangible assets for impairment that are not amortized at least annually by comparing the fair value of those assets to their recorded amounts. See note 11–“Goodwill and Identifiable Intangible Assets”.

The principal provisions of SFAS No. 144 address financial accounting and reporting for the impairment or disposal of long–lived assets. While SFAS No. 144 supersedes Statement of Accounting Standards No. 121 “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to be Disposed of” (“SFAS No. 121”), it retains many of the fundamental provisions of that statement. Under SFAS No. 144, assets held for sale or discontinued businesses are removed from the financial results of continuing operations. See note 22–“Assets Held for Sale and Discontinued Operations”.

(5)   Certain Significant Risks and Uncertainties

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

(6)   Significant Transactions and Events

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

Back to Index

Arbitration Award

On February 14, 2002, an arbitrator ruled in favor of NeighborCare® on all claims and counterclaims in the lawsuit involving HCR Manor Care, Inc. and certain of its affiliates The arbitrator found that HCR Manor Care did not lawfully terminate the Master Service Agreements with NeighborCare, so that those contracts remain in full force and effect until the end of September 2004. The arbitrator awarded NeighborCare $21.9 million in damages for respondents’ failure to allow NeighborCare to exercise its right under the Master Service Agreements to service facilities owned and operated by a subsidiary of respondent HCR Manor Care. The Company recognized the $21.9 million award as a gain from arbitration award in the consolidated statements of operations. In addition, the arbitrator terminated his prior ruling that allowed respondents to withhold 10% of their payments to NeighborCare, and respondents paid NeighborCare $9.1 million in funds repres enting the amounts withheld during the course of the Arbitration pursuant to the arbitrator’s prior ruling.

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

Multicare Joint Venture Restructuring

In fiscal 1998, Genesis ElderCare Corp., a Delaware corporation of which Genesis owned 43.6%, acquired Multicare pursuant to a tender offer and merger. Multicare was in the business of providing eldercare and specialty medical services in selected geographic regions. Contemporaneous with the acquisition, Genesis entered into a management agreement pursuant to which it managed Multicare’s operations. In connection with the respective investments in the common stock of Genesis ElderCare Corp., Genesis and its joint venture partners entered into a put/call agreement relating to their respective ownership interests in Genesis ElderCare Corp. Under the put/call agreement, the Company had the option to purchase Genesis ElderCare Corp. common stock held by its joint venture partners at a price determined pursuant to the terms of the put/call agreement (the “call”). Genesis’ joint venture partners had the option to sell such Genesis ElderCare Corp. common stock to the Company at a price determined pursuant to the put/call agreement (the “put”). The put did not include a guaranteed return to the joint venture partners and it could be satisfied at the Company’s election by the issuance of its common stock.

In fiscal 2000, the Company entered into a restructuring agreement with its Multicare joint venture partners. Under the agreement, in exchange for 24,369 shares of its Series H Senior Subordinated Convertible Participating Cumulative Preferred Stock and 17,631 shares of its Series I Senior Convertible Exchangeable Participating Cumulative Preferred Stock (collectively the “Series H and I Preferred”), the other joint venture partners, among other things:

•	terminated the put option under the put/call agreement;

•	amended the call option to provide Genesis with the right to purchase all of the shares of common stock of Genesis ElderCare Corp. not owned by the Company for $2.0 million in cash at any time prior to the October 8, 2009 expiration. The Company’s joint venture partners continued to own 56.4% of Genesis ElderCare Corp.’s common stock;

•	granted Genesis an irrevocable proxy to vote the shares of common stock of Genesis ElderCare Corp. held by the Company’s joint venture partners on all matters to be voted on by shareholders, including the election of directors;

•	granted Genesis the right to appoint two-thirds of the members of the Genesis ElderCare Corp. board of directors;

•	granted Genesis the right to appoint 100% of the members of the operating committee of the Genesis ElderCare Corp. board of directors; and

•	provided, in a separate but related transaction, a $50.0 million infusion of cash in the form of the joint venture partners’ purchase of Genesis common stock.

Amendments made to the stockholders’ agreement and the put / call agreement gave the Company managerial, operational and financial control of Multicare, such that the Company began consolidating the financial statements of Multicare effective October 1, 1999.

Because of the amendments to the stockholders’ agreement and the fact that the amended call agreement gave the Company the right to purchase the remaining 56.4% interest in Multicare for a nominal $2.0 million, the Company effectively acquired the joint venture partners 56.4% equity interest in the restructuring transaction and began accounting for Multicare as a wholly-owned subsidiary.

The Multicare joint venture restructuring transaction has been accounted for as a step acquisition, whereby the Company recorded the assets and liabilities of Multicare at 43.6% of their historical cost and 56.4% of their fair value. The Series H and I Preferred stock issued by Genesis as consideration in the Multicare joint venture restructuring was recorded at its estimated fair value of $198 million, representing the then market value of the underlying Genesis common stock that the Series H and I Preferred were convertible into. The Series H and I Preferred were issued with a face value of $420.0 million. Subsequent to the Multicare joint venture restructuring transaction, and using the effective interest method, the Company recorded preferred stock dividend expense in fiscal 2000 of $12.8 million representing the accretion of the $198.0 million fair value to the $420.0 million face value of the Series H and I Preferred. This accretion was recorded until the Company filed for Chapter 11 bankruptcy protection at which time the Company recognized a charge included in debt restructuring and reorganization costs for the remaining difference between the carrying value and face value of the Series H and I Preferred because the face value of the Series H and I Preferred was an allowed bankruptcy claim.

In connection with the step acquisition accounting, the Company recorded approximately $168.0 million of goodwill. The most significant other purchase accounting adjustment was the recognition of 56.4% of Multicare’s debt obligations at fair value, resulting in a debt discount of approximately $207.4 million. Subsequent to the Multicare joint venture restructuring transaction, and using the effective interest method, the Company accreted the $568.6 million carrying value of Multicare debt to the $776.0 million contractual obligation of the debt. This accretion was recorded until the Company filed for Chapter 11 bankruptcy protection at which time the Company recognized a charge included in debt restructuring and reorganization costs for the remaining difference between the carrying value and face value of the debt because the face value of the debt was an allowed bankruptcy claim.

Sale of Ohio Operations

On May 31, 2000, Multicare sold 14 eldercare centers with 1,128 beds located in the state of Ohio for $33 million. We recorded a loss on sale of the Ohio properties of $7.9 million.

See also note 3 – “Reorganization” and note 22 – “Assets Held for Sale and Discontinued Operations”.

(7)   Restricted Investments in Marketable Securities

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

(8)   Property, Plant and Equipment

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

(10)   Other Long–Term Assets

Other long–term assets at September 30, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Deferred financing fees, net	$10,131	$9,725
Cost report receivables, net	4,379	11,217
Property deposits and funds held in escrow	15,985	15,587
Other, net	3,513	9,169

Other long-term assets	$34,008	$45,698

Back to Index

(11)   Goodwill and Identifiable Intangible Assets

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

The consolidated statements of operation for the years ended September 30, 2001 and 2000 include $32.4 million and $34.9 million of goodwill amortization, respectively. Following the adoption of SFAS No. 142, no goodwill amortization expense was recognized for the year ended September 30, 2002. The following table adjusts the reported loss from continuing operations and the corresponding loss per share amounts for the years ended September 30, 2001 and 2000 on a pro forma basis assuming the provisions of SFAS No. 142 were adopted effective October 1, 1999 (in thousands, except per share amounts):

	Predecessor Company

	2001	2000

Income (loss) from continuing operations – as reported	$(1,248,359)	$(877,216)
Income (loss) from continuing operations – as adjusted	(1,215,959)	(842,316)

Earnings (loss) per share from continuing operations – basic and diluted – as reported	(25.66)	(18.63)
Earnings (loss) per share from continuing operations – basic and diluted – as adjusted	$(25.00)	$(17.89)

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

(12)   Long–Term Debt

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

(13)   Leases and Lease Commitments

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

Eighteen of our eldercare centers are leased from ElderTrust, a real estate investment trust, at an annual lease cash basis cost of $16.7 million.

(14)   Income Taxes

Total income tax expense (benefit) for the years ended September 30, 2002, 2001 and 2000 was as follows (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Income (loss) from continuing operations before equity in net income (loss) of unconsolidated affiliates and minority interests	$32,463	$–	$(111,058)
Income (loss) from discontinued operations	(2,319)	–	3,012
Cumulative effect of accounting change	–	–	(5,988)

Total	$30,144	$–	$(114,034)

Back to Index

The components of the provision (benefit) for income taxes on income (loss) from continuing operations for the years ended September 30, 2002, 2001 and 2000 was as follows (in thousands):

Successor Company		Predecessor Company
	2002	2001	2000

Current:
Federal	$(10,285)	$–	$–
State	2,736	–	663

	(7,549)	–	663

Deferred:
Federal	35,682	–	(103,426)
State	4,330	–	(8,295)

	40,012	–	(111,721)

Total	$32,463	$–	$(111,058)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net income from continuing operations before income taxes, equity in net income (loss) of unconsolidated affiliates and minority interests (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Computed “expected” tax (benefit)	$38,540	$(418,170)	$(325,194)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefits	4,651	–	(431)
Amortization of goodwill	–	8,366	8,643
Targeted jobs tax credits	(857)	–	(1,389)
Carryback of losses allowed under Job Creation and Worker Assistance Act of 2002	(10,285)	–	–
Write-off of non deductible goodwill	–	304,500	47,352
Adequate protection payments	–	40,250	–
Change in valuation allowance	–	67,154	159,023
Other, net	414	(2,100)	938

Total income tax expense (benefit)	$32,463	$–	$(111,058)

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

(15)    Redeemable Preferred Stock

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

(16)   Shareholders’ Equity

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

The Company records compensation expense ratably over each vesting period at $20.33 per vesting share. In fiscal 2002, the Company recognized $2.5 million of compensation cost for the scheduled vesting of restricted stock grants, which is included in salaries, wages and benefit costs in the consolidated statements of operations. Also in fiscal 2002, the Company recognized $4.7 million of compensation cost for the accelerated vesting of restricted stock grants held by certain key executives whose employment was terminated during the fiscal year. See note 6 –“Significant Transactions and Events – Strategic Planning, Severance and Other Related Costs”. The compensation cost for the accelerated vesting of these restricted stock grants is included in strategic planning, severance and other related costs in the consolidated statements of operations.

At September 30, 2002, there are 393,825 shares of unvested restricted stock grants.

(17)   Stock Option Plans

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

	2002	2001	2000

Net income (loss) - as reported	$70,167	$246,474	$(882,920)
Net income (loss) - pro forma	57,422	246,474	(883,335)
Net income (loss) per share - as reported (diluted)	1.68	5.07	(18.75)
Net income (loss) per share - pro forma (diluted)	$1.38	$5.07	$(18.76)

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

(18)   Retirement Plan

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

(19)   Loss on Impairment of Assets and Other Charges

Fiscal 2002

In connection with the Company’s change in strategic direction and objectives, the Company incurred $4.9 million of asset impairment charges consisting of the write–down in carrying value of two idle eldercare real estate properties and the exit of an internet–based business–to–business joint–venture partnership. See note 6 –“Strategic planning, severance and other related costs”.

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

Fiscal 2001

During the twelve months ended September 30, 2001, the Company recorded costs in connection with certain uncollectible receivables, insurance related costs and other charges, and debt restructuring and reorganization costs. The following table and discussion provides additional information on these charges to continuing operations (in thousands):

2001

Notes receivable, advances, and trade receivables, due from affiliated businesses formerly owned or managed deemed uncollectible	$30,048
Uncollectible trade receivables	39,249
Self-insured and related program costs	15,110
Other charges	17,231

Total uncollectible receivable, insurance related and other charges (included in other operating expenses)	$101,638

Debt Restructuring and Reorganization Costs:
Professional, bank and other fees	$59,393
Employee benefit related costs, including severance	16,786
Exit costs of terminated businesses	5,877
Fresh start valuation adjustments	982,749

Total debt restructuring and reorganization costs	$1,064,805

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

Debt restructuring and reorganization costs

During the twelve months ended September 30, 2001, the Company incurred $1,064.8 million of legal, bank, accounting, fresh–start valuation adjustments and other costs in connection with its debt restructuring and the Chapter 11 cases. Of these charges, $59.4 million is attributed to professional, bank and other fees and $16.8 million pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In addition, the Company incurred $5.9 million of costs associated with exiting certain terminated businesses. Fresh–start valuation adjustments of $982.7 million were recorded pursuant to the provisions of SOP 90–7, which require entities to record their assets and liabilities at fair value. The fresh–start valuation adjustments are principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values.

Back to Index

Fiscal 2000

During fiscal 2000, the Company recorded charges in connection with the Multicare joint venture restructuring, the impairment of long–lived assets and other impairments, charges, debt restructuring and reorganization costs. The following table and discussion provides additional information on these charges to continuing operations (in thousands):

2000

Impairment of long-lived assets	$174,715
Exit costs and write-off of unrecoverable assets of six eldercare centers closed or leases terminated	28,363
Investments in information system development abandoned in fiscal 2000	19,200
Uncollectible trade and notes receivable due to customer bankruptcy or other liquidity issues	41,955
Other charges, including third party appeal issues and other cost settlement balances deemed uncollectible and insurance related adjustments	51,181

Total asset impairments and other charges (included in other operating expenses)	$315,414

Professional bank and other costs in connection with the Company’s amended senior bank credit facility and the filings under Chapter 11	$29,935
Interest rate swap termination charge	28,331
Employee benefit related costs	4,529
Accretion of allowed claims	395,731

Total debt restructuring and reorganization costs	$458,526

Asset impairments and other charges

During 2000, in connection with the Company’s budget preparations for the forthcoming year and in accordance with SFAS No. 121, management reviewed the current and projected undiscounted cash flows of the Company’s eldercare centers and its NeighborCare pharmacy businesses. This review indicated that the assets of certain eldercare centers were impaired. The fair market value of businesses deemed potentially impaired were then estimated and compared to the carrying values of the long–lived assets. Any excess long–lived asset carrying value over the estimated fair value was written–off. Fair value was estimated using a per bed value determined by Company management. The total loss for SFAS No. 121 impairments of $174.7 million was associated with 48 eldercare centers. No impairment charge was assessed on the long–lived assets of the NeighborCare pharmacy businesses. The impairment charge recorded resulted in the write–off of $125.7 million of goodwill and a write–down of $34.6 million of property, plant and equipment.

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

Debt restructuring and reorganization costs

During the third fiscal quarter of 2000, the Company began discussions with its lenders under the then existing Genesis and Multicare credit facilities to revise our capital structure. During the discussion period, Genesis and Multicare did not make certain scheduled principal and interest payments under the Genesis and Multicare credit facilities or certain scheduled interest payments under certain of the Genesis and Multicare senior subordinated debt agreements. On June 22, 2000, Genesis and Multicare filed for voluntary relief under Chapter 11 of the Bankruptcy Court. In connection with the debt restructuring negotiations and for the costs of the subsequent reorganization cases, the Company incurred legal, bank, accounting and other costs of $29.9 million. As a result of the nonpayment of interest under certain debt agreements, certain provisions under existing interest rate swap arrangements with Citibank were triggered. Citibank notified Genesis that they elected to force early termination of the interest rate swap arrangements, and asserted a $28.3 million obligation. In addition, as a result of the Company’s restructuring and Chapter 11 cases the Company incurred costs of $4.5 million for certain salary and benefit related costs, principally for a court approved special recognition program. The Company recorded $395.7 million for the accretion of allowed claims representing the accelerated accretion of the carrying value of certain debt and preferred stock instruments to the amount of such instruments contractual value upon the Company’s filing for Chapter 11 bankruptcy protection.

(20)   Commitments and Contingencies

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

As of the end of the prior fiscal year, the Company was engaged in multiple legal and arbitration proceedings with HCR Manor Care and certain of its affiliates in connection with certain pharmacy services agreements. These matters were settled in fiscal 2002 as discussed in note 6– “Significant Transactions and Events”.

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

(21)   Fair Value of Financial Instruments

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

(22)   Assets Held for Sale and Discontinued Operations

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

(23)   Segment Information

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

Back to Index

	Successor Company	Predecessor Company

(in thousands)	2002	2001 (1)	2000 (1)

Revenues:
Inpatient services – external	$1,330,993	$1,255,525	$1,227,250
Pharmacy services:
External	1,123,854	1,036,245	949,829
Intersegment	100,502	98,122	99,929
All other services:
External	168,832	160,401	150,548
Intersegment	172,160	194,323	186,746
Elimination of intersegment revenues	(272,662)	(292,445)	(286,675)

Total net revenues	2,623,679	2,452,171	2,327,627

Operating income (loss) (2):
Inpatient services	170,193	144,873	159,770
Pharmacy services	112,328	100,571	88,949
All other services	47,092	44,780	27,653
Corporate	(74,200)	(62,126)	(51,263)
Other adjustments (3)	(26,015)	(101,638)	(315,414)

Total operating income (loss)	229,398	126,460	(90,305)

Capital and other:
Consolidated:
Gain from arbitration award and other legal settlements	23,768	–	–
Net loss on sale of eldercare centers	–	(540)	(7,922)
Depreciation and amortization	(63,102)	(103,298)	(111,769)
Lease expense	(27,716)	(34,037)	(36,878)
Interest expense	(47,963)	(118,552)	(223,727)
Debt restructuring and reorganization costs	(4,270)	(1,064,805)	(458,526)
Income tax (provision) benefit	(32,463)	–	111,058
Equity in net income (loss) of unconsolidated affiliates	1,579	(10,213)	(2,407)
Minority interests	(2,838)	2,249	(1,362)
Preferred stock dividends	(2,599)	(45,623)	(55,378)

Income (loss) from continuing operations	73,794	(1,248,359)	(877,216)
Income (loss) from discontinued operations, net of taxes	(3,627)	(15,085)	4,708
Extraordinary item, net of taxes	–	1,509,918	–
Cumulative effect of accounting change, net of taxes	–	–	(10,412)

Net income (loss) attributed to common shareholders	$70,167	$246,474	$(882,920)

Back to Index

	Successor Company

(in thousands)	September 30, 2002	September 30, 2001 (1)

Assets:
Inpatient services (4)	$945,047	$973,476
Pharmacy services	677,032	686,361
All other	367,416	179,383

	$1,989,495	$1,839,220

(1)	The September 30, 2001 and 2000 periods were restated to conform to the current period presentation which includes direct overhead costs that support the inpatient services segment. The summary segment information for pharmacy services has historically included direct overhead costs. In accordance with our adoption of SFAS 144, all segments were restated to remove discontinued businesses from the results of continuing operations for the periods ended September 30, 2001 and September 30, 2000.

(2)	Operating income is defined as income after operating expenses as they appear on the Company’s consolidated statements of operations and is calculated by subtracting salaries, wages and benefits, cost of sales, other operating expenses and strategic planning, severance and other related costs from net revenues.

(3)	For a description of the other adjustments in fiscal 2002 see note 6–“Significant Transactions and Events – Strategic Planning, Severance and Other Related Costs”, and for other adjustments in fiscal 2001 and 2000, see note 19–“Loss on Impairment of Assets and Other Charges”.

(4)	Assets of the inpatient services segment at September 30, 2002 include $46.1 million of assets held for sale. See note 22–“Assets Held for Sale and Discontinued Operations”.

(24)   Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the years ended September 30, 2002, 2001 and 2000 (in thousands):

	Successor Company	Predecessor Company

	2002	2001	2000

Net income (loss) attributed to common shareholders	$70,167	$246,474	$(882,920)
Unrealized (loss) gain on marketable securities	647	1,981	(1,361)
Net change in fair value of interest rate swap and cap agreements	(2,474)	–	–

Total comprehensive income (loss)	$68,340	$248,455	$(884,281)

(25)   Derivative Financial Instruments

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

(26)   Subsequent Event

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

Back to Index

(27)   Quarterly Financial Data (Unaudited)

The Company's unaudited quarterly financial information is as follows (in thousands):

	Total Net Revenues	Income (Loss) from Continuing Operations	Net Income (Loss) Attributed to Common Shareholders	Diluted Income (Loss) Per Common Share from Continuing Operations	Diluted Net Income (Loss) Per Common Share

(Successor Company)
Quarter ended:
December 31, 2001	$638,927	$15,204	$15,599	$0.37	$0.38
March 31, 2002	653,594	27,835	24,943	0.66	0.59
June 30, 2002	660,767	18,306	17,453	0.44	0.42
September 30, 2002	670,391	12,449	12,172	0.30	0.29

(Predecessor Company)	As Restated (1)
Quarter ended:
December 31, 2000	$599,928	$(35,282)	$(34,036)	$(0.73)	$(0.70)
March 31, 2001	601,457	(40,288)	(40,763)	(0.83)	(0.83)
June 30, 2001	620,788	(30,748)	(30,025)	(0.64)	(0.62)
September 30, 2001	629,998	(1,142,041)	351,298	(23.48)	7.22

(1)	See note 2 — “Restatement of 2001 and 2000 Consolidated Financial Statements”.

The Company’s unaudited quarterly financial information as previously reported for the year ended September 30, 2001 as follows (in Thousands):

	Total Net Revenue	Income (Loss) From Continuing Operations	Net Income (Loss) Attributed to Common Shareholders	Diluted Income (Loss) Per Common Share from Continuing Operations	Diluted Net Income (Loss) Per Common Share

(Predecessor Company)
Quarter ended:
December 31, 2000	$599,928	$(34,057)	$(32,811)	$(0.70)	$(0.67)
March 31, 2001	601,457	(36,248)	(36,723)	(0.75)	(0.75)
June 30, 2001	620,788	(29,014)	(28,291)	(0.60)	(0.58)
September 30, 2001	629,998	(1,148,505)	344,834	(23.61)	7.09

< /R>

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

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2002, 2001 and 2000.
Schedule II is included herein on page 123. All other schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

Back to Index

No.	Description

2.1(1)	Stock Purchase Agreement dated October 10, 1997 among Genesis Health Ventures, Inc. (the “Company”), The Multicare Companies, Inc., Concord Health Group, Inc., Horizon Associates, Inc., Horizon Medical Equipment and Supply, Inc., Institutional Health Services, Inc., Care4 L.P., Concord Pharmacy Services, Inc., Compass Health Services, Inc. and Encare of Massachusetts, Inc.

2.2(1)	Asset Purchase Agreement dated October 11, 1997 among the Company, The Multicare Companies, Inc., Health Care Rehab Systems, Inc., Horizon Rehabilitation, Inc., Progressive Rehabilitation Centers, Inc., and Total Rehabilitation Centers, L.L.C.

2.3(1)	Agreement and Plan of Merger dated June 16, 1997 by and among Genesis ElderCare Corp., Genesis ElderCare Acquisition Corp., the Company, and the Multicare Companies, Inc.

2.4(2)	Agreement and Plan of Merger, dated as of April 26, 1998, by and among the Company, V Acquisition Corp. and Vitalink Pharmacy Services, Inc.

2.5(3)	Amendment Number One, dated as of July 7, 1998, to the Agreement and Plan of Merger, dated as of April 26, 1998, by and among the Company, V Acquisition Corp. and Vitalink Pharmacy Services, Inc.

2.6(19)	Agreement and Plan of Merger by and among the Company, Multicare Acquisition Corp., and Genesis Eldercare Corp. dated October 2, 2001.

2.7(4)	Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 6, 2001.

2.8(5)	Technical Amendments to Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated August 27, 2001.

2.9(5)	Amendments to Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated to comply with opinion on confirmation dated September 13, 2001.

2.10(6)	Asset Purchase Agreement dated September 24, 2001, by and among, Mariner Post–Acute Network, Inc. (“MPAN”), Mariner Health Group, Inc. (“MHG”), certain corporate entities related to MPAN and MHG, the Company and NeighborCare Pharmacy Services, Inc.

3.1(19)	The Company's Amended and Restated Articles of Incorporation, as filed with the Secretary of the Commonwealth of Pennsylvania on October 2, 2001.

3.2	The Company's Amended and Restated Bylaws, as amended.

4.1(7)	Specimen of Common Stock Certificate.

4.2(8)	Specimen of the Company's First Mortgage Bonds (Series A) due 2007.

4.3(9)	Indenture of Mortgage and Deed of Trust, dated as of September 1, 1992, by and among the Company, Delaware Trust Company and Richard N. Smith.

4.4(19)	Form of Warrant (included in Exhibit 10.12).

4.5(19)	Certificate of Designation of the Series A Convertible Preferred Stock (included in Exhibit 3.1).

4.6(19)	Indenture for Second Priority Secured Notes due 2007 dated as of October 2, 2001 between the Company, as issuer, the Guarantors, and the Bank of New York, as Trustee.

Back to Index

No.	Description

+10.1(10)	The Company's Employee Retirement Plan, adopted January 1, 1989, as amended and related Retirement Plan Trust Agreement.

10.2(13)	Letter Agreement, dated as of June 16, 1997, between the Company and Sterns Associates.

10.3(14)	Fourth Amended and Restated Credit Agreement, dated as of August 20, 1999, by and among the Company, the Subsidiaries of the Company referred to on the signature pages thereto (and such other subsidiaries of the Company which may from time to time become Borrowers thereunder in accordance with the provisions thereof) (collectively with Genesis, the “Borrowers”), the Lenders referred to on the signature pages thereto (together with other lenders parties thereto from time to time, and their successors and assigns, the “Lenders”), Mellon Bank, N.A., a national banking association as issuer of Letters of Credit thereunder (in such capacity, together with its successors and assigns in such capacity, the “Administrative Agent”), Citicorp USA, Inc. as Syndication Agent, First Union National Bank, a national banking association as Documentation Agent, and Bank of America, N.A. (as successor to NationsBank, N.A. and Bank of America, NT&SA), a national banking association as Syndication Agent.

10.4(15)	Forbearance Agreement, dated as of March 20, 2000, among Genesis Health Ventures, Inc., certain Subsidiaries thereof, Mellon Bank, N.A. as Administrative Agent, Issuer of Letters of Credit, Collateral Agent and Synthetic Lease Facility Agent, Citicorp USA, Inc. as Syndication Agent, First Union National Bank as Documentation Agent, Bank of America, N.A. as Syndication Agent, and the Lenders and Secured Parties.

10.5(16)	Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among Genesis Health Ventures, Inc., a Debtor–in–Possession under Chapter 11 of the Bankruptcy Code as Borrower and Mellon Bank, N.A. as Administrative Agent and Arranger, First Union National Bank as Syndication Agent and Goldman Sachs. Credit Partners, L.P., as Documentation Agent.

+10.6(21)	2001 Stock Option Plan.

+10.7(19)	Employment Agreement between the Company and Michael R. Walker dated as of October 2, 2001.

+10.8(19)	Employment Agreement between the Company and George V. Hager, Jr. dated as of October 2, 2001.

+10.9(19)	Employment Agreement between the Company and Richard R. Howard dated as of October 2, 2001.

+10.10(19)	Employment Agreement between the Company and David C. Barr dated as of October 2, 2001.

+10.11(19)	Employment Agreement between the Company and Robert A. Smith dated as of July 2, 2001 and the amendment thereto dated October 2, 2001.

10.12(19)	Warrant Agreement by and between the Company and Mellon Investor Services LLC as Warrant Agent dated as of October 2, 2001.

10.13(19)	Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company’s Common Stock.

10.14(19)	Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company’s Second Priority Secured Notes due 2007.

10.15(17)	Second Amendment and Waiver, dated as of February 14, 2001, to the Revolving Credit and Guarantee Agreement, dated as of June 22, 2000, among the Company and certain of its lenders.

10.16(18)	Third Amendment, dated as of June 29, 2001, to the Revolving Credit and Guaranty Agreement, dated as of June 22, 2000, among the Company and certain of its lenders.

10.17(19)	Credit, Security, Guaranty and Pledge Agreement, dated as of October 2, 2001, among the Company, the Guarantors, the Lenders, First Union Securities, Inc., as Co–Lead Arranger, Goldman Sachs Credit Partners L.P., as Co–Lead Arranger and Syndication Agent, First Union National Bank, as Administrative Agent and Collateral Agent, General Electric Capital Corporation, as Collateral Monitoring Agent and Co–Documentation Agent and CitiCorp USA, Inc., as Co–Documentation Agent (the “Credit, Security, Guaranty and Pledge Agreement”).

Back to Index

No.	Description

10.18(20)	Amendment No. 1, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement.

10.19(24)	Amendment No. 2, dated as of June 28, 2002, to the Credit, Security, Guaranty and Pledge Agreement.

+10.20	Employment Agreement between the Company and Robert H. Fish dated as of May 28, 2002 and the addendum thereto dated November 30, 2002.

+10.21(22)	The Company’s Deferred Compensation Plan.

+10.22(23)	Transition Agreement by and between the Company and Michael R. Walker, dated as of May 28, 2002.

+10.23(23)	Transition Agreement by and between the Company and David C. Barr, dated as of June 18, 2002.

+10.24	Voluntary Separation Agreement between the Company and Richard R. Howard dated as of October 28, 2002.

+10.25(25)	2001 Stock Incentive Plan.

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of Robert H. Fish, Principal Executive Officer of the Company, dated October 10, 2003 pursuant to 15 U.S.C. Section 10A.

31.2	Certification of George V. Hager, Jr., Principal Financial Officer of the Company, dated October 10, 2003 pursuant to 15 U.S.C. Section 10A.

32.1	Certification of Robert H. Fish, Principal Executive Officer, and George V. Hager, Jr., Principal Financial Officer, of the Company, dated October 10, 2003 pursuant to 18 U.S.C. Section 1350.

Back to Index

+	Management contract or compensatory plan or arrangement.
1)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on October 10, 1997.
2)	Incorporated by reference to the Company’s Registration Statement on Form S–4, filed on June 30, 1998 (File No. 333–58221).
3)	Incorporated by reference to the Company’s Amendment No. 1 to Form S–4 filed July 28, 1998 (333–58221).
4)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on June 19, 2001.
5)	Incorporated by reference to the Company’s Form T–3 filed on September 18, 2001.
6)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on October 9, 2001.
7)	Incorporated by reference to the Company’s Form 8–A filed on October 2, 2001.
8)	Incorporated by reference to the Company’s Registration Statement on Form S–1, dated September 4, 1992 (as amended) (Registration No. 33–51670).
9)	Incorporated by reference to the Company’s Annual Report on Form 10–K for the fiscal year ended September 30, 1992.
10)	Incorporated by reference to the Company's Registration Statement on Form S–1, dated June 19, 1991 (Registration No. 33–40007).
11)	Incorporated by reference to the Company's Annual Report on Form 10–K for the fiscal year ended September 30, 1995.
12)	Incorporated by reference to the Company's Quarterly Report on Form 10–Q for the quarter ended March 31, 1996 and filed on May 15, 1996.
13)	Incorporated by reference to Amendment No. 7 to the Tender Offer Statement on Schedule 14D–1 filed by Genesis ElderCare Corp. and Genesis ElderCare Acquisition Corp. on June 20, 1997.
14)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q/A for the quarter ended June 30, 1999 and filed on September 15, 1999.
15)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2000 and filed on May 15, 2000.
16)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2000 and filed on August 21, 2000.
17)	Incorporated by reference to the Company’s Quarterly Report Form 10–Q for the quarter ended December 31, 2000 and filed on March 22, 2001.
18)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2001 and filed on August 18, 2001.
19)	Incorporated by reference to the Company’s Annual Report on Form 10–K for the fiscal year ended September 30, 2001 and filed on December 28, 2002.
20)	Incorporated by reference to the Company’s Quarterly Report for the quarter ended December 31, 2001 and filed on February 14, 2002.
21)	Incorporated by reference to the Company’s Registration Statement on Form S–8 (File No. 33–82200) filed on February 5, 2002.
22)	Incorporated by reference to the Company’s Registration Statement on Form S–8 (File No. 33–82208) filed on February 5, 2002.
23)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on July 1, 2002.
24)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2002 filed on August 14, 2002.
25)	Incorporated by reference to the Company’s Registration Statement on Form S–8 (File No. 33– 83430) filed on February 26, 2002.

Back to Index

(b)	Reports on Form 8-K

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

Back to Index

Independent Auditors’ Report

The Board of Directors and Shareholders
Genesis Health Ventures, Inc.

Under date of September 30, 2003, we reported on the consolidated balance sheets of Genesis Health Ventures, Inc. and subsidiaries (the “Company”) as of September 30, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2002, as contained in the Genesis Health Ventures, Inc. annual report on Form 10–K/A for the year ended September 30, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10–K/A. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two year period ended September 30, 2001.

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
September 30, 2003

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

(2)	Represents amounts written off as uncollectible

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on October 10, 2003 by the undersigned thereunto duly authorized.

Genesis Health Ventures, Inc.

/s/ George V. Hager, Jr. ________________________________ By: George V. Hager, Jr., Executive Vice President and Chief Financial Officer