Form 10-K
period 2003-09-30
NEIGHBORCARE INC
filed 2003-12-24
CIK 874265

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission File Number 0-33217

NEIGHBORCARE, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	7 East Lee Street Baltimore, MD 21202	06-1132947
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices including zip code)	(I.R.S. Employer Identification Number)

(410) 752-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value $.02 per share
Preferred Share Purchase Rights, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $499,529,659(1). As of December 17, 2003, 43,093,682 shares of the registrant’s common stock were outstanding and 260,493 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

YES    NO

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES    NO

DOCUMENTS INCORPORATED BY REFERENCE

NONE

(1)
The aggregate market value of the voting and non-voting common stock set forth above equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., March 31, 2003) ($14.86). The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the registrant may or may not be deemed an affiliate of the registrant or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Back to Index

Cautionary Statements Regarding Forward-Looking Statements

As used herein, unless the context otherwise requires, “NeighborCare,” the “Company,” “we,” “our” or “us” refers to NeighborCare, Inc. and our subsidiaries.

Statements made in this report, and in our other public filings and releases, which are not historical facts contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•	statements contained in “Risk Factors;”
•
certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our notes to our consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on reimbursement for services provided, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003; and our ability to successfully implement our strategic objectives and achieve certain performance improvement initiatives; the expected financial impact of severance and related costs; the expected spin-off costs in fiscal 2004 and the foreseeable future; and estimates in our critical accounting policies, including our allowance for doubtful accounts, the anticipated impact of long-lived asset impairments and our ability to provide for loss reserves for self-insured programs;

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

Factors that could cause actual results to differ materially include, but are not limited to the following, which are discussed more fully in “Risk Factors:”

•	our ability, and the ability of our customers, to comply with Medicare or Medicaid reimbursement regulations or other applicable laws;

•	changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other legislation or measures to reduce the reimbursement for our services;

•	the expiration or phase out of enactments providing for additional governmental funding;

•	changes in pharmacy legislation and/or payment formulas;

•	the impact of federal and state regulations;

•	the impact of investigations and audits relating to alleged violations of federal and/or state regulations;

•	changes in the acuity of our customer’s patients, payor mix and payment methodologies;

•	further consolidation of managed care organizations and other third-party payors;

•	the effect of the expiration or termination of certain service and supply contracts;

•	changes in or our failure to satisfy our manufacturer’s rebate programs;

•	competition in our business;

•	competition for qualified management and pharmacy professionals;

•	an economic downturn or changes in the laws affecting our business in those markets in which we operate;

Back to Index

•	the impact of any acquisitions on our operations;

•	availability of financial and other resources to us after the spin-off of Genesis HealthCare Corporation (“GHC”);

•	operating inefficiencies and higher costs after the spin-off of GHC;

•	federal income tax liabilities and indemnification obligations related to the spin-off of GHC;

•	conflicts of interest as a result of our continuing relationship with GHC after the spin-off;

•	the ability of GHC, as our largest customer, to act as a separate entity;

•	our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•	our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•	the enforceability or limitations of the guarantees on our senior subordinated notes;

•	the liquidity of our senior subordinated notes as a new issue of securities;

•	our ability to repurchase or fulfill our obligations on our senior subordinated notes; and

•	acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, terrorism and other matters beyond our control.

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

RISK FACTORS

If we or our client institutions fail to comply with Medicare or Medicaid reimbursement regulations, our revenue could be reduced, we could be subject to penalties and we could lose our eligibility to participate in these programs.

For the year ended September 30, 2003, approximately 44% of our pharmacy services billings were directly reimbursed by government-sponsored programs, including Medicaid and, to a lesser extent, Medicare.   The Medicare and Medicaid programs are highly regulated.  Our failure to comply with applicable reimbursement regulations could adversely affect the reimbursement we receive and our ability to participate in Medicare and Medicaid.  Our failure to comply with these regulations could subject us to other civil and criminal penalties. Moreover, the Medicaid program is significantly dependent upon federal rules. Any limitation of federal funding to states under their Medicaid program could negatively affect our business.

Continuing efforts to contain healthcare costs may reduce our future revenue.

Our sales and profitability are affected by the efforts of healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting the scope of covered services, and negotiating reduced or

Back to Index

capitated pricing arrangements. Any changes that lower reimbursement levels under Medicare, Medicaid or private pay programs, including managed care contracts, could reduce our future revenue. Furthermore, other changes in these reimbursement programs or in related regulations could reduce our future revenue. These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicare, Medicaid or third-party expenditures.

Healthcare-related legislation has significantly impacted our business, and future legislation and regulations may negatively affect our financial condition and results of operations.

In recent years, Congress has passed a number of federal laws that have effected major changes in the healthcare system, including, without limitation, changes under the Medicare and Medicaid programs. Our business is directly affected by changes in reimbursement rates and methodologies for pharmaceutical services and indirectly affected through the changes that negatively impact our healthcare clients. Several of these changes have had a significant impact on us.

It is not possible to quantify fully the effect of potential legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which is complex and can result in delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

The recent legislation, titled the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, referred to as the Medicare Modernization Act, passed by Congress on November 25, 2003 and signed by the President on December 8, 2003, may have a significant impact on long-term care pharmacy services with respect to Medicare coverage and payment rates to facilities and individual suppliers.  The Medicare Modernization Act constitutes a significant overhaul of the Medicare system, including provisions which add a prescription drug benefit under Medicare starting in 2006, provide subsidies to insurers and managed care organizations and establish mechanisms to allow private health care coverage plans to compete with Medicare initially on a pilot basis.   In addition, the Medicare Modernization Act phases out the average wholesale price reimbursement system related to certain outpatient pharmaceutical drugs and biologicals.  For discussion of the Medicare Modernization Act, see Part I, Item 1, “Business — NeighborCare, Inc. — Medicare and Medicaid,” of this Form 10-K.

Because of the recent enactment of the Medicare Modernization Act and its broad scope, we are not in a position to fully assess its impact on our business.  The impact of this legislation depends upon a variety of factors, including patient mix.  It is not clear at this time whether this new legislation will have an overall negative impact on long-term care pharmacy services.  This legislation may reduce revenue and impose additional costs to the industry.  Moreover, the United States Department of Health and Human Services, referred to as DHHS, has not yet promulgated any regulations under the Act, as the Act requires it to do.  The impact of these regulations when promulgated, including those regulations relating to the prescription drug discount plan discussed above, is unclear.

We have described only certain provisions of the Medicare Modernization Act applicable to our business.  There may be other provisions of the legislation that may impact our business by decreasing revenues or increasing operational expenses.  We can make no assurance as to the effect of these provisions on our business.

The phase out of the average wholesale price reimbursement system related to certain outpatient pharmaceutical drugs and biologicals under the Medicare Modernization Act could adversely affect our business.  In addition, a second initiative under consideration at the federal level is a program to further reduce reimbursement for specific types of drugs.  These initiatives have focused on certain therapies that are not extensively utilized in long-term care facilities.  However, if this program were to be expanded, such a decision could have an adverse impact on our business.

<<

Back to Index

State Medicaid program reimbursement is directly affected by the Medicare Modernization Act and may have a material adverse effect on our operating results.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to applicable federal law and review by the Centers for Medicare and Medicaid Services, the agency within DHHS that is responsible for the Medicare and Medicaid programs.  In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have “lowest charge legislation” or “most favored nation provisions” which require us to charge Medicaid no more than its lowest charge to other consumers in the state.  Since 2000, federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised.  The Medicare Modernization Act’s phase out of the use of average wholesale price related to certain outpatient pharmaceutical drugs and biologicals might impact these current payment methodologies.

State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time and have not had a material adverse effect on the pricing policies or receivables collection for long-term care facility pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business.

In order to control healthcare costs, we anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for healthcare providers, including long-term care facilities and pharmacies.  Given the continuous debate regarding the cost of healthcare, managed care and other healthcare issues, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business.

While Congress has expanded Medicare to cover certain costs of outpatient pharmaceutical services, the federal and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid.  A number of states have enacted or are considering cost containment initiatives. Many of these initiatives focus on reducing the amount that the state Medicaid program will pay for drug acquisition costs. Some have attempted to impose more stringent pricing standards. Institutional pharmacies are often paid a dispensing fee over and above the payment for the drug. To the extent that changes in the payment for drugs are not accompanied by an increase in the dispensing fee, margins could erode. Some states have explored efforts to restrict utilization by requiring the use of preferred drug lists, prior-authorization and formularies. A few states have attempted to extend the preferred Medicaid pricing to all Medicare beneficiaries. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Healthcare reform and legislation may reduce payments to our skilled nursing facility customers, which may negatively impact our ability to fund our working capital needs.

Healthcare reform and legislation has an indirect effect on our business through decreasing funds available to our skilled nursing facility customers. Limitations or restrictions on Medicare and Medicaid payments to skilled nursing facilities could adversely impact the liquidity of our pharmacy and other service related business customers, resulting in their inability to pay us, or to pay us timely, for our products and services. This factor could require us to borrow in order to fund our working capital needs, and, in turn, cause us to become more highly leveraged.

We derive a significant portion of our revenue from state Medicaid programs and the recent economic downturn in the states in which we operate could have a material adverse effect on our operating results.

There are numerous reports affirming that the recent economic downturn has had a detrimental effect on state revenues. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate.

Back to Index

If we, or our long-term care customers, fail to comply with licensure requirements or other applicable laws, we may need to curtail operations, and could be subject to significant penalties.

Our pharmacy services business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which they are located or do business. We continuously monitor the effects of regulatory activity on our operations and we currently have pharmacy licenses for each pharmacy we operate. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the continued operation of our business. The long-term care facilities that contract for our services are also subject to federal, state and local regulations and are required to be licensed in the states in which they are located. The failure by these long-term care facilities to comply with these or future regulations or to obtain or renew any required licenses could result in our inability to provide pharmacy services to these facilities and their residents.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations including fraud and abuse laws may result in increased costs or sanctions.

We are also subject to federal and state laws that prohibit some types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of items or services. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs.  We are subject to periodic audits under the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that we have overcharged the programs or failed to comply with program requirements. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions. Other third-party payor sources also reserve the right to conduct audits and make monetary adjustments in connection with or exclusive of audit activities.

In the ordinary course of our business, the long-term care facilities we service receive notices of deficiencies for failure to comply with conditions of participation in the Medicare and Medicaid programs.  This non-compliance may have a negative effect upon our business.

We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to a particular provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties.

We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud requirements.  While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often complex and subject to change and interpretation.  Aggressive anti-fraud actions, however, could have an adverse effect on our financial condition, results of operations and cash flows.

In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws, which generally prohibit false advertising, deceptive trade practices and the like.

New federal medical privacy regulations may increase the costs of operations and expose us to civil and criminal sanctions.

We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 was enacted first, to ensure that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information.

Back to Index

Among the standards that the Secretary of Health and Human Services has adopted pursuant to the Health Insurance Portability and Accountability Act are standards for electronic transactions and code sets, and it may adopt unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although the Health Insurance Portability and Accountability Act was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. Failure to comply with the Health Insurance Portability and Accountability Act could result in fines and penalties that could have a material adverse effect on us.

Possible changes in the acuity of patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amounts of our revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of the centers we supply, the acuity of patients and the rates of reimbursement among payors. Changes in the acuity of the patients as well as payor mix among private pay, Medicare and Medicaid in the centers we supply will significantly affect our profitability. Particularly, any significant increase in the Medicaid population in such facilities could have a material adverse effect on our financial condition, results of operations and cash flows, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

Further consolidation of managed care organizations and other third-party payors may adversely affect our profits.

Managed care organizations and other third-party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. To the extent that such organizations terminate us as a preferred provider and/or engage our competitors as a preferred or exclusive provider, our business could be materially and adversely affected. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures.

We purchase a significant portion of our pharmaceutical products from one supplier.

We obtain approximately 98% of our pharmaceutical products from one supplier pursuant to contracts that are terminable by either party on 90 days notice. If these contracts are terminated, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost. In this event, failure to satisfy our customers’ requirements could materially and adversely affect our business, results of operations and financial condition.

Possible changes in or our failure to satisfy our manufacturers’ rebate programs could adversely affect our results of operations.

We currently earn rebates from certain manufacturers of pharmaceutical products for meeting targeted purchase volumes on a quarterly basis. There can be no assurance that our pharmaceutical manufacturers will continue to offer these rebates or that we will continue to satisfy the targeted purchase volumes. The termination of such programs or our failure to satisfy the targeted volumes may have an adverse affect on our cost of sales and inventory costs.

We face intense competition in our business.

We compete with a variety of other companies in providing pharmacy services, many of which have greater financial and other resources than we do and may be more established in their respective communities than we are. Competing companies may offer newer or different services than we do and may thereby attract customers who are presently our customers or are otherwise receiving our services.

The provision of pharmacy services in the long-term care industry is highly competitive. In the 32 states and in the District of Columbia where we sell pharmacy products and services, we compete with multiple national, regional and local institutional pharmacies. Institutional pharmacies compete principally on the basis of service, integrity, clinical expertise, fair pricing and the ability to form strong relationships with key personnel.

Back to Index

We are dependent on our senior management team and our pharmacy professionals.

We are highly dependent upon the members of our senior management team, our pharmacists and other pharmacy professionals. Our business is managed by a small number of key management personnel, including John J. Arlotta, who became our chairman, president and chief executive officer after the spin-off. If we were unable to retain these persons, we might be adversely affected. Our industry is small and there is a limited pool of senior management personnel with significant experience in our industry. Accordingly, we believe we could experience significant difficulty in replacing key management personnel. Although we have employment contracts with our key management personnel, these contracts generally may be terminated without cause by either party.

In addition, our continued success depends on our ability to attract and retain pharmacists and other pharmacy professionals. Competition for qualified pharmacists and other pharmacy professionals is intense. The loss of pharmacy personnel or the inability to attract, retain or motivate sufficient numbers of qualified pharmacy professionals could adversely affect our business. Although we generally have been able to meet our staffing requirements for pharmacists and other pharmacy professionals in the past, our inability to do so in the future could have a material adverse effect on us.

A significant portion of our business is concentrated in certain markets, and an economic downturn or changes in the laws affecting our business in those markets could have a material adverse effect on our operating results.

We receive approximately 62% of our revenue from operations in the states of Maryland, New Jersey, Pennsylvania, Virginia, Ohio and West Virginia. The economic condition of these markets could affect the ability of our patients and third-party payors to reimburse us for our services through a reduction of disposable household income or the ultimate reduction of the tax base used to generate state funding of their respective Medicaid programs. An economic downturn in these markets and in surrounding markets or changes in the laws affecting our business could have a material adverse effect on our financial condition, results of operations and cash flows.

We may make acquisitions that could subject us to a number of operating risks.

We anticipate that we may make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our strong position in the geographic markets in which we operate and to expand our businesses in new geographic markets. However, implementation of this strategy entails a number of risks, including:

•	inaccurate assessment of undisclosed liabilities;

•	entry into markets in which we may have limited or no experience;

•	diversion of management’s attention from our core business;

•	difficulties in assimilating the operations of an acquired business or in realizing projected efficiencies and cost savings;

•	increase in our indebtedness and a limitation on our ability to access additional capital when needed; and

•	difficulties in obtaining anticipated revenue synergies or cost reductions.

In addition, certain changes may be necessary to integrate the acquired businesses into our operations, assimilate many new employees and implement reporting, monitoring, compliance and forecasting procedures.

Back to Index

We have no history operating as an entity without our eldercare businesses.

Historically, our operations were conducted as part of a consolidated entity with GHC and not as a separate entity. As a result of the spin-off, we own and operate the pharmacy services business and GHC owns and operates the inpatient services business and other ancillary businesses. Neither of these businesses has an operating history as a separate company. The spin-off may result in some temporary dislocation and inefficiencies to our business operations, as well as impact the overall management of our company. In addition, operating these businesses independently may be more expensive, more complicated or more difficult than operating them together.

Since we and our subsidiaries emerged from bankruptcy on October 2, 2001, there is limited operating and financial data available from which to analyze our operating results and cash flows.

Financial information related to our and our subsidiaries’ operations after our emergence from bankruptcy is limited and therefore, it is difficult to compare such post-bankruptcy financial information with that of prior periods. Additionally, this information reflects the results of fresh-start reporting which also makes comparison of results of operations and financial condition after our emergence from bankruptcy to the results of prior periods difficult. For additional information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

Our historical financial information and our pro forma financial information may not be representative of our results as a separate company.

Historically, our operations were conducted as part of a consolidated entity with GHC and not as a separate entity. Accordingly, the pro forma financial information included in the notes to our consolidated financial statements may not reflect the results of operations and financial condition that would have been achieved had our company been operated independently during the period and as of the dates presented.  In addition, the historical pharmacy services segment information contained herein may not be indicative of how our business would have performed had the spin-off occurred during the periods presented.  Such segment information does not, for example, reflect general and administrative and other corporate overhead expenses.

Costs related to our corporate functions, including legal support, treasury administration, insurance administration, human resource management, information systems, internal audit and corporate accounting and income tax administration, which are not directly and solely related to our operations, have been allocated for purposes of preparing pro forma financial information based upon various methodologies deemed reasonable by management.  Although our management believes that the methods used to allocate and estimate such expenses are reasonable, there can be no assurance that our actual costs will not be higher, perhaps substantially.

Furthermore, our historical consolidated financial statements do not reflect the costs to us of borrowing funds as a separate entity.

We may be responsible for federal income tax liabilities that relate to our distribution of GHC common stock.

We have received a private letter ruling from the Internal Revenue Service to the effect that the spin-off and certain related transactions will qualify as a tax-free distribution to us and our shareholders under Section 355 of the Internal Revenue Code of 1986, as amended. We and GHC have made certain representations in connection with the private letter ruling, and we will agree to restrictions on certain future actions designed to preserve the tax-free status of the spin-off.

If the spin-off were found to be taxable by reason of any act (or failure to act) by GHC described in certain covenants contained in the spin-off documents, any acquisition of our equity securities or assets, or any breach of any of our representations in the spin-off documents or in the private letter ruling request, the spin-off would be taxable to us and may be taxable to holders of our common stock who received shares of GHC common stock in the spin-off. In such case, under the spin-off documents between us and GHC, GHC will be required to indemnify us against any taxes and related losses. The amount of any such indemnification payment could be substantial and we cannot assure you that GHC will have the ability to satisfy those obligations.

Back to Index

We may be required to satisfy certain indemnification obligations to GHC or may not be able to collect on indemnification rights from GHC.

Under the terms of the separation and distribution agreement, we and GHC have agreed to indemnify each other from and after the distribution with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. These indemnification obligations could be significant, and we cannot presently determine the amount of indemnification obligations for which we will be liable or for which we will seek payment from GHC. Our ability to satisfy these indemnities, if we are called upon to do so, will depend upon our future financial performance. Similarly, GHC’s ability to satisfy any such obligations to us will depend on GHC’s future financial performance. We cannot assure you that we will have the ability to satisfy any substantial indemnification obligations to GHC. We also cannot assure you that if GHC is required to indemnify us for any substantial obligations, GHC will have the ability to satisfy those obligations.

Our management owns stock in GHC and there continue to be agreements between us and GHC.

As a result of their ownership of our common stock, most of our officers and certain members of our board of directors own GHC stock received in the spin-off distribution to our shareholders. In addition, certain of our subsidiaries entered into a tax sharing agreement, transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement with GHC. Although we believe the charges for services under the group purchasing agreement, the pharmacy services agreement, the pharmacy benefit management agreement and the durable medical equipment services agreement represent fair market value, there can be no assurance that we could not have obtained more favorable terms from an independent third-party. In some cases, the terms of the new agreements are not as favorable to us as the terms in effect prior to the spin-off. Robert H. Fish, the former chairman of our board of directors and chief executive officer, continues to serve as a director of both GHC and NeighborCare. Ownership of GHC common stock by our officers and directors could create, or appear to create, potential conflicts of interest for these officers and directors when faced with decisions that could have implications for both GHC and us.

GHC, our largest customer, will be subject to its own risks as a result of the spin-off and its operation as a separate entity.

Sales to facilities of GHC, our largest customer, represented 14% of our total revenues for the year ended September 30, 2003 after giving effect to the spin-off. As a result of the spin-off, it is operating for the first time as an independent public entity. GHC is also exposed to risks similar to those outlined herein, including initial operation without the support of the former consolidated corporate infrastructure. In addition, GHC will be highly leveraged. The degree to which GHC is leveraged could materially and adversely affect GHC’s ability to obtain financing for working capital, acquisitions or other purposes and could make GHC more vulnerable to industry downturns and competitive pressures. GHC’s ability to meet its obligations will be dependent upon its future performance, which will be subject to financial, business and other factors affecting GHC’s operations. We are bound by a multi-year contractual arrangement with GHC. If GHC is not able to meet its obligations under this arrangement, our financial condition and results of operations could suffer materially.

Our ability to generate cash to service our indebtedness depends on many factors beyond our control.

Our ability to make payments on our existing and future debt and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. Risks of future cash generation include the ability to sustain an audfit, and utilized, net operating losses for tax purposes. Our ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, regulatory, legislative and other factors that are beyond our control.

Cost containment and lower reimbursement levels relative to inflationary increases in cost by third-party payors, including federal and state governments, have had a significant impact on the healthcare industry and on our

Back to Index

cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as labor costs and insurance premiums.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we do not generate or are unable to borrow sufficient amounts of cash to meet these needs, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, curtail discretionary capital expenditures or file for bankruptcy protection. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The agreements governing our existing debt permit us, subject to specified conditions, to incur a significant amount of additional indebtedness. If we incur additional debt above current levels, the risks associated with our leverage, including our ability to service our debt, would increase.

The agreements governing our existing debt and preferred stock impose, and future debt may impose, significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The agreements and instruments governing our existing debt impose, and the agreements and instruments governing our future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit our ability to:

•	incur additional indebtedness;

•	issue redeemable preferred stock;

•	pay dividends or make other distributions to our shareholders;

•	repurchase our stock;

•	make certain investments;

•	create liens;

•	sell or otherwise dispose of certain assets;

•	consolidate, merge or sell all of our assets;

•	prepay, redeem or repurchase debt;

•	enter into transactions with affiliates; and

•	engage in certain business activities.

In addition, the agreements and instruments governing our existing debt require us to maintain specified financial ratios and satisfy other financial condition tests. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities or limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans. A breach of any of those covenants or our inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Back to Index

The terms of our outstanding preferred stock also contain restrictions on our ability to complete certain types of transactions without the consent of the holders of our preferred stock.

Provisions in Pennsylvania law and our corporate charter documents could delay or prevent a change in control.

As a Pennsylvania corporation, we are governed by the Pennsylvania Business Corporation Law of 1988, as amended, referred to as Pennsylvania corporation law.  Pennsylvania corporation law provides that the board of directors of a corporation in discharging its duties, including its response to a potential merger or takeover, may consider the effect of any action upon employees, shareholders, suppliers, customers and creditors of the corporation, as well as upon communities in which offices or other establishments of the corporation are located, and all other pertinent factors.  In addition, under Pennsylvania corporation law, subject to certain exceptions, a business combination between us and a beneficial owner of more than 20% of our stock may be accomplished only if certain conditions are met.

Our articles of incorporation contain certain provisions that may affect a person’s decision to implement a takeover of us, including the following provisions:

•	a classified board of directors, with each director having a three-year term;

•	a provision providing that certain business combinations involving us, unless approved by at least 75% of the board of directors, will require the affirmative vote of at least 80% of our voting stock;

•
a provision permitting the board of directors to oppose a tender or other offer for our securities in light of the fairness of the price, the impact on our constituents, the reputation of the offeror, the value of the offered securities and any applicable legal or regulatory issues raised by the offer, as well as all other pertinent factors;

•
a provision requiring the affirmative vote of at least 80% of our voting stock to amend provisions relating to anti-takeover measures, unless the amendment is approved by at least 75% of the board of directors; and

•	the authority to issue preferred stock with rights to be designated by the board of directors.

Additionally, we have entered into a shareholder rights plan which will make it extremely difficult for any person or group to acquire a significant interest in our common stock without advance approval of our board of directors.

The overall effect of the foregoing provisions may be to deter a future tender offer or other offer to acquire us or our shares.  Shareholders might view such an offer to be in their best interest if the offer includes a substantial premium over the market price of the common stock at that time.  In addition, these provisions may assist our management in retaining their position and place us in a better position to resist changes that the shareholders may want to make if dissatisfied with the conduct of our business.

Back to Index

PART I

ITEM 1:	BUSINESS

General

NeighborCare, Inc. was incorporated in May 1985 as a Pennsylvania corporation and was formerly named Genesis Health Ventures, Inc.

Prior to December 1, 2003, our operations were comprised of two primary business segments:  pharmacy services and inpatient services. On December 1, 2003, we completed the distribution (the “spin-off”) of the common stock of Genesis HealthCare Corporation (“GHC”) and on December 2, 2003, we changed our name to NeighborCare, Inc. and changed our trading symbol to “NCRX.” The spin-off was effected by way of a pro-rata tax free distribution of the common stock of GHC to holders of NeighborCare’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NeighborCare stock owned as of October 15, 2003. We received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC stock qualified as tax free for GHC and our shareholders, with the exception of cash received for fractional shares.  The common stock of GHC began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.”  As a result of the spin-off, we continue to own and operate our pharmacy services business and our group purchasing business and GHC owns and operates what was formerly our inpatient services business (as well as our former rehabilitation therapy, diagnostic, respiratory and management services businesses). See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events,” of this Form 10-K. As used herein, unless the context otherwise requires, “NeighborCare,” the “Company,” “we,” “our” or “us” refers to NeighborCare, Inc. and its subsidiaries.

Because the spin-off occurred subsequent to our fiscal year ended September 30, 2003 but before the filing of this report on Form 10-K, we have included the required business and financial disclosures of the consolidated organization herein. We will treat the operations of GHC as discontinued in our consolidated financial statements beginning in fiscal 2004.

We provide pharmacy services nationwide through our NeighborCare® integrated pharmacy operation that serves approximately 246,000 institutional beds in long–term care settings. We also operate 32 community–based retail pharmacies and a group purchasing organization.

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. GHC currently owns, leases, manages or jointly–owns 217 eldercare centers with 26,470 beds, of which two centers with 404 beds have been identified as either held for sale or discontinued operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Assets Held for Sale and Discontinued Operations,” of this Form 10-K. GHC also provides rehabilitation therapy, diagnostic, respiratory, and management services.

Financial information regarding our business segments prior to the spin-off (i.e., pharmacy services and inpatient services) is presented at note 21 — “Segment Information” of Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

The business descriptions below of NeighborCare, Inc. and GHC are as they existed after the spin-off.

NeighborCare, Inc.

Description of Business

We are the third largest provider of institutional pharmacy services in the United States. In five of the seven regions in which we do business, we believe we are the number one or number two institutional pharmacy service provider based upon the number of beds served. As of September 30, 2003, we provided pharmacy services for approximately 246,000 beds in long-term care facilities in 32 states and the District of Columbia. Our pharmacy operations consist of 62 institutional pharmacies (five are jointly-owned), 32 community-based professional retail

Back to Index

pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers’ facilities and serve only customers of that facility. In addition, we operate 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

Institutional pharmacy

Our institutional pharmacy business purchases, repackages, labels and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such medications to long-term care facilities for administration to individual residents. We typically service long-term care facilities within a 100-mile radius of our pharmacy locations. We maintain 24-hour, seven-day per week, on-call service for emergency dispensing and delivery or for consultation with the facility’s staff or the resident’s attending physician.

Upon receipt of a prescription, the relevant resident information is entered into our computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions or resident sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; otherwise generic drugs are substituted in accordance with applicable federal and state laws. We also provide therapeutic interchange, with physician approval, in accordance with our pharmaceutical care guidelines, which are in compliance with applicable state laws. Therapeutic interchange is a process that allows the pharmacist to dispense a pre-approved therapeutically equivalent and cost-effective product within a designated therapeutic category whenever a non-formulary product is ordered.

We offer prescription and non-prescription pharmaceuticals to our customers through a unit dose or modified unit dose packaging, dispensing and delivery system, typically in 30-day supplies. Unit doses are packaged for dispensing in individual doses compared to bulk packaging used by most retail pharmacies. We believe a unit dose delivery system is preferred over the bulk delivery systems employed by retail pharmacies because it does not require the measurement of each individual dose, improves control over the provision of drugs and reduces errors in drug administration in long-term care facilities. Dispensing in unit dose also makes it possible to accept returns and issue credits where permitted by law, reducing waste and, therefore, resident care costs.

Integral to our drug distribution system is our computerized medical records and documentation system. We provide to each client facility patient specific computerized medication administration records, physician’s order sheets and treatment records. Data extracted from these computerized records is also formulated into monthly management reports which each client facility utilizes in resident care and quality assurance. We believe our computerized documentation system, in combination with our unit dose drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. In addition, our consulting practice is fully integrated with our dispensing system through proprietary software, enabling us to offer unique, real time consultations to our customers.

Approximately 91% of our institutional pharmacy revenues for the year ended September 30, 2003 consisted of the sale of prescription and non-prescription pharmaceuticals. Approximately 84% of the institutional pharmacy sales in the year ended September 30, 2003 was generated through external contracts with independent healthcare providers, with the balance attributable to centers owned or leased as of December 1, 2003 by GHC. At September 30, 2003, we had contracts to provide services to more than 246,000 residents in long-term care facilities in 32 states and the District of Columbia. These contracts, as is typical in the industry, are generally for a period of one year but can be terminated by either party for any reason upon thirty days written notice. For the year ended September 30, 2003, other than sales to facilities owned or leased as of December 1, 2003 by GHC (16% of institutional pharmacy revenue and 11% of beds served) and Manor Care (14% of institutional pharmacy revenue and 11% of beds served), no individual customer or market group represented more than 5% of the total sales of our institutional pharmacy business. In connection with the spin-off, we entered into a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement with GHC. These new agreements represent an approximately 0.5% annual reduction in revenue for NeighborCare. In addition, we have a pharmacy services agreement with Manor Care which expires in 2006.

We obtain approximately 98% of our institutional pharmaceutical products from one supplier pursuant to contracts that are terminable by either party on 90 days notice. We have not experienced any difficulty in obtaining pharmaceutical products or supplies used in the conduct of our business.

Back to Index

We also provide pharmacy consulting services that assist clients in complying with federal and state regulations applicable to long-term care facilities. Federal and state regulations mandate that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. Our consulting services include:

•
monthly reviews of each resident’s drug regimen to assess the appropriateness and efficacy of drug therapies, including a review of medical records, monitoring drug interactions with other drugs or food, monitoring laboratory test results and recommending alternate therapies;

•	participation on quality assurance and other committees of our customers;

•	monitoring and reporting on facility-wide drug utilization;

•	development and maintenance of pharmaceutical policy and procedure manuals; and

•	assistance with federal and state regulatory compliance pertaining to resident care.

Community-Based Professional Retail Pharmacies

We also operate 32 community-based professional retail pharmacies, two of which are jointly owned. Our community-based professional pharmacies are retail operations located in or near medical centers, hospitals and physician office complexes which provide prescription and non-prescription medications and certain medical supplies as well as personal service and consultation by licensed registered pharmacists.

Home Infusion, Respiratory and Medical Equipment

Our home infusion, respiratory and medical equipment distribution centers provide a wide array of products and services to support the home care needs of a range of individuals of all ages. We work with physicians, hospital discharge planners, case managers and managed care organizations that refer these individuals to us. Services include respiratory and medical equipment (such as oxygen, hospital beds, wheelchairs and respiratory medications), as well as home infusion (such as antibiotics, TPN, chemotherapy and pain management).

Other Services

We also own and operate The Tidewater Healthcare Shared Services Group, Inc., one of the largest long-term care group purchasing companies in the country. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities.

Revenue Sources

We receive revenues from Medicare, Medicaid, private insurance, self-pay patients, other third-party payors and long-term care facilities that utilize our pharmacy and other services. The healthcare industry is experiencing the effects of the trend toward cost containment as federal and state governments and other third-party payors seek to control utilization and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for customers, generally have resulted in reduced rates of reimbursement for the products and services provided by us.

The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers’ patients and the rates of reimbursement among payors. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will affect our profitability.

Back to Index

The following table reflects the payor mix of pharmacy service revenues for the respective years ended September 30:

	2003	2002	2001

Medicaid	42%	40%	37%
Long-term care facilities	30%	34%	35%
Third-party payor	16%	14%	14%
Private	10%	10%	11%
Medicare Part B	2%	2%	3%

Totals:	100%	100%	100%

Medicare and Medicaid

The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), or “Medicare,” is a federally funded and administered health insurance program for individuals aged 65 and over or for certain individuals who are disabled. The Medicare program consists of three parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers; and (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare+Choice or Medicare Part C. Pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, passed by Congress on November 25, 2003 and signed into law by the President on December 8, 2003, the Medicare+Choice program will be subsumed into a new Medicare supplemental product called Medicare Advantage by 2006.  Under Medicare Part B, we are entitled to payment for products that replace a bodily function (i.e., ostomy supplies), home medical equipment and supplies and a limited number of specifically designated prescription drugs.  The Medicare program is currently administered by fiscal intermediaries (for Medicare Part A and some Medicare Part B services) and carriers (for Medicare Part B) under the direction of the Centers for Medicare and Medicaid Services, or CMS, the Medicare and Medicaid oversight division of the United States Department of Health and Human Services, or DHHS.

Medicaid (Title XIX of the Social Security Act) is a federal-state matching fund program, whereby the federal government, under a needs-based formula, matches funds provided by the participating states for medical assistance to “medically indigent” persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payments, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For patients eligible for Medicaid, we bill the individual state Medicaid program or, in certain circumstances, the state designated managed care or other similar organizations. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Centers for Medicare and Medicaid Services and applicable federal law. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement for certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Most states establish a fixed dispensing fee that is adjusted to reflect associated costs on an annual or less frequent basis.  The payment methodology for certain forms of prescription drugs and biologicals reimbursed under the Medicaid program may be subject to changes under the Medicare Modernization Act.  See “— NeighborCare, Inc. — Laws Affecting Revenues.”

Any future changes in Medicaid reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business. The annual increase in the federal share could vary from state to state based on a variety of factors. Such provisions, if ultimately signed into law, could adversely affect our business. Additionally, any shift from Medicaid to state designated managed care could adversely affect our business due to historically lower reimbursement rates for managed care.

Back to Index

Moreover, Medicare and Medicaid are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the timing and/or levels of payments to us for our services.

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

Laws Affecting Revenues

Congress has enacted laws directly affecting our business and the skilled nursing facilities served by us. Three major laws during the past six years have significantly altered payment for nursing home and medical ancillary services. Healthcare related legislation has significantly impacted our business, and future legislation and regulations are likely to affect us. For a discussion of the effect of laws upon our business, see “Risk Factors.”

The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Medicare Modernization Act, may have a significant impact on our business or the business of our primary customers, nursing facilities.  Specifically, the Medicare Modernization Act increases payments to nursing facilities to cover the high costs of care associated with treatment for AIDS patients, subject to applicable sunsets, while potentially reducing payments for certain outpatient pharmaceutical drugs and biologicals currently reimbursed under the “average wholesale price” methodology.  The legislation shifts the payment methodology from average wholesale price to “average sales price.”  DHHS will have the authority to adjust payment rates where the average sales price does not reflect widely available market prices.  In addition, the legislation will have a significant impact on reimbursement rates for durable medical equipment by freezing durable medical equipment rates from 2004 through 2006.  DHHS will have the authority to adjust rates for the top five most widely used durable medical equipment codes to reflect reimbursement rates paid under the Federal Employee Health Benefit Plan.  The Medicare Modernization Act also provides for increased federal resources being available for prescription drug benefits coverage in 2006.  Finally, the Medicare Modernization Act authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for Medicare beneficiaries between 2004 and 2006.

Because of the recent enactment of the Medicare Modernization Act and its broad scope, we are not in a position to fully assess its impact on our business.  The impact of the legislation depends upon a variety of factors, including patient mix.  It is not clear at this time whether this new legislation will have an overall negative impact on institutional and long-term care pharmacy services.  This legislation may reduce revenue and impose additional costs to the industry.  DHHS has not yet promulgated any final regulations under the Act, as the Act requires it to do.  The impact of these regulations when promulgated, including those regulations relating to the prescription drug discount plan discussed above, is unclear. NeighborCare will continue to work closely with the Center for Medicare and Medicaid Services directly, as well as through the Long Term Care Pharmacy Alliance, to offer its expertise in pharmaceutical care for the elderly.

Prior to the Medicare Modernization Act, reimbursement for certain products covered under Medicare Part B was limited to 95% of the “average wholesale price.”  The move to a prospective payment system under the Balanced Budget Act of 1997 made pricing a more important consideration in the selection of pharmacy providers.  Also, Congress included provisions in the Balanced Budget Act of 1997 that would require nursing facilities to submit all claims for Medicare–covered services that their residents receive, both Medicare Part A and Medicare Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and rehabilitation therapy providers, except for certain excluded services. The Benefits Improvement and Protection Act, enacted in December 2000, repealed this provision, except for therapy services as discussed below.

The reimbursement rates for pharmacy services under Medicaid are determined on a state by state basis subject to review by the Centers for Medicare and Medicaid Services and applicable federal law.  In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee.  Certain states have “lowest charge legislation” or “most favored nation provisions” which require our institutional pharmacy and medical supply operation to charge Medicaid no more than its lowest charge to other consumers in the state. Since 2000, federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised.  We have

Back to Index

participated in the efforts to review and interact with the Centers for Medicare and Medicaid Services on the revisions.  This proactive involvement has helped in modifying the rate structures and thereby minimizing the impact of the new rules on our operations.

Revisions made by the Medicare Modernization Act are expected to provide significant relief to states as Medicare coverage becomes primary to Medicaid assistance for dually eligible individuals.  While those provisions making Medicare primary to Medicaid do not become effective until January 1, 2006, the competitive design of the interim Drug Rx Discount Card program is expected to influence cost reductions for all pharmacy services, thus impacting Medicaid outlays for prescription drugs.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of our principal customers. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

We belong, with other leading multi-state institutional pharmacy companies, to the Alliance for Long Term Care Pharmacy (“LTCPA”),an industry trade group established to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and the District of Columbia. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in a number of instances, but given the budgetary concerns of both federal and state governments, there can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

While Congress has, through the Medicare Modernization Act, expanded Medicare coverage of certain costs of outpatient pharmaceutical services, the federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

See “ — Genesis HealthCare Corporation — Laws Affecting Revenues.”

Government Regulation

General

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

Institutional pharmacies, as well as the long-term care facilities that they service, are subject to extensive federal, state and local laws and regulations. These laws and regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. We continuously monitor the effects of regulatory activity on our operations.

Back to Index

Licensure, Certification and Regulation

States require that companies operating a pharmacy within that state be licensed by its’ board of pharmacy. We currently hold a license for each of the pharmacies we operate. Our pharmacies are also registered with the appropriate federal and state authorities pursuant to statutes governing the regulation of controlled substances.

For an extensive period of time, the long-term care pharmacy business has operated under regulatory and cost containment pressures from federal and state legislation primarily affecting the Medicare and Medicaid programs.

The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program.  Failure to comply with these requirements and standards may adversely affect the ability of providers and/or suppliers to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given broad authority, subject to certain standards, to limit or to specify conditions as to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for long-term care facilities relating to drug regimen reviews for Medicaid patients in such facilities. States may require pharmacies to comply with the general standards, regardless of whether the long-term care facility satisfies the drug regimen review requirement, and the states in which we operate currently require their pharmacies to comply therewith. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid residents.

In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect our operations. For example, some states have enacted “freedom of choice” requirements which prohibit a long-term care facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the long-term care facility. Such limitations may increase the competition that we face in providing services to long-term care facility patients.

Providers and suppliers who participate in the Medicare and Medicaid programs are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these programs. We believe that our billing procedures materially comply with applicable federal and state requirements. However, there can be no assurance that in the future such requirements will be interpreted in a manner consistent with the current interpretation and application.

Laws Affecting Billing and Business Practices

We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

•
the “anti-kickback” provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Penalties may include imprisonment, fines, exclusion from participation in the Medicare and Medicaid programs and loss of license; and

•
the “Stark laws” which prohibit, with limited exceptions, the referral of patients by physicians for certain services, to an entity in which the physician has a financial interest. Penalties may include denial of payment, mandatory refund of prior payment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often complex and have seldom been interpreted by the courts or regulatory agencies. From time to time, we have sought guidance as to the interpretation of these laws, however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with our practices.

Back to Index

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years, the Department of Health and Human Services has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics and supplies and supplier performance practices have been among the services addressed in these publications. Our Corporate Integrity Program is working to assure that our practices conform to those requirements applicable to us. The Department of Health and Human Services also issues fraud alerts and advisory opinions. Directives concerning double billing, home health services and the provision of medical supplies to nursing facilities have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have focused our internal compliance reviews to assure our practices conform with government instructions, we cannot accurately predict the impact of any such initiatives. See “Cautionary Statements Regarding Forward-Looking Statements” and “— NeighborCare, Inc. — Revenue Sources.”

Laws Governing Health Information

We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the DHHS may adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. We have established a HIPAA task force consisting of clinical, financial and information services professionals focused on HIPAA compliance.

The Department of Health and Human Services has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule establishes uniform standards for common healthcare transactions, including:

•	healthcare claims information;

•	plan eligibility, referral certification and authorization;

•	claims status;

•	plan enrollment and disenrollment;

•	payment and remittance advice;

•	plan premium payments; and

•	coordination of benefits.

Second, DHHS has released standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. Third, DHHS has released rules governing the security of health information maintained or transmitted in electronic form.

DHHS finalized the transaction standards on August 17, 2000. DHHS issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. On February 20, 2003, DHHS issued final rules governing the security of health information. This rule specifies a series of administrative, technical and physical security procedures to assure the confidentiality of electronic protected health information. Affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and civil sanctions.

At this time, our management anticipates that NeighborCare will be able to fully comply with those HIPAA requirements that have been adopted. As part of our Corporate Integrity Program, we will monitor our compliance with HIPAA. Our compliance and privacy officer will be responsible for administering the Corporate Integrity Program which includes HIPAA related compliance. However, management cannot at this time estimate the cost of compliance, nor can management estimate the cost of compliance with standards that have not yet been finalized by DHHS.

It is not possible to fully quantify the effect of recent legislation, potential legislative or regulatory changes, the interpretation or administration of such legislation or any other governmental initiatives on our business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not

Back to Index

adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in our industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Corporate Integrity Program

Our Corporate Integrity Program was developed to assure that we continue to achieve our goal of providing a high level of care and service in a manner consistent with all applicable federal and state laws and regulations and our internal standard of conduct. This program is intended to allow personnel to prevent, detect and resolve any conduct or action that fails to satisfy all applicable laws and our standard of conduct.

We have a corporate compliance officer responsible for administering the Corporate Integrity Program. The corporate compliance officer, with the approval of our chief executive officer or our board of directors, may use any of our resources to evaluate and resolve compliance issues. The corporate compliance officer reports significant compliance issues to our board of directors.

We established the Corporate Integrity Program hotline, which offers a toll-free number available to all of our employees to report non-compliance issues, including any alleged privacy violations under the Health Insurance Portability and Accountability Act of 1996. Employee calls to the hotline will be kept anonymous unless the employee waives his/her right to anonymity. All calls reporting alleged non-compliance are logged, investigated, addressed and remedied by appropriate company officials.

The corporate integrity subcommittee was established to ensure a mechanism exists for us to monitor compliance issues. The corporate integrity subcommittee members are senior members of the human resources, legal, internal audit and operations departments.

Periodically, we receive information from the Department of Health and Human Services regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers may include pharmacists and pharmacy technicians. On a monthly basis, management compares the information provided by the Department of Health and Human Services to our employee databases. Any potential matches are investigated and any necessary corrective action is taken to ensure we cease employing that individual.

Personnel

At September 30, 2003, we employed approximately 5,900 people, including approximately 4,800 full-time and 1,100 part-time employees. Approximately 16% of these employees are pharmacists or nurses.

We currently have two facilities that are covered by collective bargaining agreements. The agreements expire at various dates through 2007 and cover approximately 100 employees. We believe that our relationship with our employees is generally good.

Competition for qualified pharmacists and other pharmacy professionals is intense. See “Risk Factors — We are dependent on our senior management team and our pharmacy professionals.”

We believe that clinical staff retention and development, both pharmacists and nurses, continues to be a critical factor in our successful operation. In order to reduce turnover and increase our staff retention rates, we have implemented a compensation program which provides for annual merit reviews as well as continued market wage assessments. Our management team is also eligible for both financial and clinically based incentives that ultimately promote staff motivation and productivity. All sites participate in performance improvement initiatives that make an impact on the quality of patient care.

In 2002, in response to the pharmacist shortage, we implemented a pharmacist scholarship program to provide financial assistance to 3rd and 4th year pharmacy school students. In addition, we offer tuition assistance programs to our internal associates that enroll in an accredited educational program.

Back to Index

In 2000, we began a junior level management and leadership training program, Mastering Management. This program includes various topics such as leadership style, setting goals, problem solving, interviewing and performance management. To date, we have trained over 1,000 participants.

Marketing

We market our institutional pharmacy services, homecare and group purchasing services through a direct sales force which primarily calls on long-term care facilities and their owners, hospitals, clinics and home health agencies. In addition, we have formed a national accounts team that is responsible for identifying opportunities within significant long-term care chains.

In addition, we have a corporate marketing department that helps develop promotional materials and literature focusing on our operational philosophy, the programs and services provided, and clinical expertise as well as providing market research.

Our logos, trademarks and service marks are featured in print advertisements in publications serving the markets in which we operate. Our marketing is aimed at supporting the efforts of our field sales staff and increasing awareness among decision makers in key professional and business audiences. We use advertising to promote our brand names in trade, professional and business publications and to promote services directly to consumers. In addition, to support our professional pharmacy business we advertise in regional markets through both radio and television outlets.

Inventories

We seek to maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to our customers. Our primary supplier also maintains local warehousing in most major geographic markets in which we operate.

Competition

The institutional pharmacy business is highly fragmented. We are the third largest provider of institutional pharmacy services in the United States. In the 32 states and the District of Columbia where we sell pharmacy products and services, we compete with multiple national, regional and local institutional pharmacies, pharmacies owned by long-term care facilities and numerous local retail pharmacies. Some of our competitors may have greater financial and other resources and may be more established than us in the markets in which we compete. Competing companies also may offer newer or different services than us and may thereby attract our clients. We believe that the primary competitive factors in obtaining and retaining clients are service, integrity, clinical expertise, fair pricing and the ability to form strong relationships with key personnel.

We also compete with a variety of companies in the retail pharmacy market as well as companies providing home infusion, respiratory and medical equipment in providing other specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in these businesses are similar to those in the pharmacy business and include service, the cost of services, the quality of clinical services, responsiveness to customer needs, information management and patient record-keeping. See “Risk Factors —We face intense competition in our business.”

Insurance

Our workers’ compensation, automobile, general and professional liability insurance is maintained as statutorily required through third-party commercial insurers. The commercial insurance purchased is loss sensitive in nature. As a result, we are responsible for adverse loss development beyond an aggregate level.

We provide several health insurance options to our employees, including a self-insured health plan and several fully-insured health maintenance organizations.

Back to Index

Genesis HealthCare Corporation

Description of Business

GHC is one of the largest providers of healthcare and support services to the elderly in the United States. Within its network of geographically concentrated facilities, GHC offers services focusing on the primary medical, physical and behavioral issues facing the medically complex elderly population. Through its physicians, nurses, therapists and other members of our interdisciplinary medical care team, GHC applies a comprehensive approach to the complex needs facing the elderly, which it believes has resulted in its above industry average occupancy levels and an enhanced quality payor mix. For the twelve months ended September 30, 2003, the average occupancy level in GHC’s inpatient facilities was approximately 91%, and approximately 28% of its net revenues were from Medicare patients.

GHC’s business is comprised of two primary businesses: inpatient services and rehabilitation therapy services. These segments are supported by complementary service capabilities.

Approximately 90% of GHC’s net revenues are generated through inpatient services. GHC’s inpatient services business is offered through a network of skilled nursing and assisted living centers primarily located in the eastern United States. Its eldercare centers are concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. GHC currently owns 123 eldercare facilities, jointly-owns 22 eldercare facilities, leases 37 eldercare facilities and manages 35 eldercare facilities. These eldercare facilities consist of 194 skilled nursing facilities and 23 assisted living facilities with 26,470 beds, including two skilled nursing facilities with 404 beds located in the state of Wisconsin that have been identified as held for sale.

GHC’s rehabilitation therapy business provides an extensive range of rehabilitation therapy services to the elderly, including speech pathology, physical therapy and occupational therapy in its eldercare regional market concentrations. These services are provided by approximately 4,200 licensed rehabilitation therapists and assistants employed or contracted by GHC at substantially all of the eldercare facilities it operates, as well as by contract to third-party healthcare facilities and through its 13 outpatient rehabilitation sites.

Inpatient Services

GHC’s eldercare centers are located in 13 states, and concentrated in three geographic regions: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia/Delaware Valley/New Jersey); and Chesapeake/Allegheny Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia/West Virginia/Western Pennsylvania/North Carolina).

GHC’s services focus on the primary medical, physical and behavioral issues facing the more medically complex elderly. Through the talents of its nurses, physicians, therapists and other members of the interdisciplinary team, GHC believes that its holistic approach to meeting the complex needs facing the elderly has resulted in a high occupancy of available beds and enhanced quality payor mix.

GHC employs physicians, physician assistants and nurse practitioners who are primarily involved in providing medical direction and/or direct patient care. The emphasis on physician leadership is a strength that differentiates GHC from other long-term care companies. Its physician executives are administratively and clinically accountable for clinical care and quality improvement. The nursing center medical directors are dually accountable to the administrator and the physician executive. This medical staff structure allows for significant involvement of physicians at all levels of the organization thus ensuring that an emphasis on quality care is maintained. GHC maintains a corporate quality improvement program to enhance and continuously improve care provided in each center.

GHC has established and actively markets programs for the elderly and other patients who require more complex levels of medical care. It focuses on clinically complex elderly patients who need extensive therapies and treatments to stabilize health problems before returning home or transitioning into a permanent long-term care setting. Over 90% of patients come to GHC’s centers directly from an acute hospital stay and have four or more health problems that affect their ability to carry out everyday activities. Half of the elders who enter GHC’s centers for post-acute care are discharged within 27 days while the average stay for a long-term care patient is 174 days.

Back to Index

Private insurance companies and other third-party payors, including certain state Medicaid programs, have recognized that treating patients requiring complex medical care in centers such as those GHC operates is a cost-effective alternative to treatment in an acute care hospital. GHC provides high acuity care at rates that it believes are substantially below the rates typically charged by acute care hospitals for comparable services.

The following table reflects GHC’s average number of beds in service and its average occupancy levels for the periods presented. The average beds in service have not been adjusted to exclude discontinued operations, however, the owned and leased facility occupancy data does exclude discontinued operations:

	Years Ended September 30,

	2003	2002	2001

Average Beds in Service
Owned and Leased Facilities	22,758	24,139	24,783
Managed and Jointly-Owned Facilities	6,320	7,898	9,215
Occupancy Based on Average Beds in Service:
Owned and Leased Facilities	91%	92%	92%
Managed and Jointly-Owned Facilities	92%	91%	88%

The following table reflects the payor mix of inpatient services revenues for the periods presented, and has not been adjusted to exclude discontinued operations:

	Years Ended September 30,

	2003	2002	2001

Medicaid	50%	48%	48%
Medicare	28%	29%	27%
Private pay and other	22%	23%	25%

	100%	100%	100%

See “ — Genesis HealthCare Corporation — Revenue Sources” and “ — Genesis HealthCare Corporation — Government Regulation.”

Rehabilitation Therapy

GHC provides an extensive range of rehabilitation therapy services, including speech pathology, physical therapy and occupational therapy in all of its eldercare regional market concentrations. These services are provided by approximately 4,200 licensed rehabilitation therapists and assistants employed or contracted by GHC at substantially all of the eldercare centers it operates, as well as by contract to healthcare facilities operated by others and through any one of GHC’s 13 certified outpatient rehabilitation agencies.

Other Services

GHC provides management services to 57 eldercare centers and transitional care units, which are the eldercare centers jointly-owned and/or managed referred to in “ — Genesis HealthCare Corporation — Inpatient Services” above, pursuant to management agreements that provide generally for the day-to-day responsibility for the operation and management of the centers. In turn, GHC receives management fees, depending on the agreement, computed as an overall fixed fee, a fixed fee per customer, a percentage of net revenues of the center plus an incentive fee, or a percentage of gross revenues of the center with some incentive clauses. The management agreements, including renewal option periods, are scheduled to terminate between 2003 and 2018, 34 of which are scheduled to terminate within the next twelve months. GHC expects to renew a majority of the terminating contracts.

GHC also provides an array of other specialty medical services in certain parts of its eldercare network, including portable x-ray and other diagnostic and respiratory health services.

Back to Index

Revenue Sources

GHC receives revenues from Medicare, Medicaid, private insurance, self-pay residents, other third-party payors and long-term care facilities that utilize its rehabilitation therapy services and other service related businesses.

The sources and amounts of GHC’s revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of its eldercare centers, the mix of patients and the rates of reimbursement among payors. Likewise, payment for ancillary medical services, including services provided by GHC’s rehabilitation therapy services business, vary based upon the type of payor and payment methodologies. Changes in the case mix of the patients as well as payor mix among Medicare, Medicaid and private pay can significantly affect GHC’s profitability.

Medicare and Medicaid

The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), or “Medicare,” is a federally funded and administered health insurance program for individuals aged 65 and over or for certain individuals who are disabled. The Medicare program consists of three parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers; and (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare+Choice or Medicare Part C. Pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, passed by Congress on November 25, 2003 and signed into law by the President on December 8, 2003, the Medicare+Choice program will be subsumed into a new Medicare supplemental product called Medicare Advantage by 2006.  Under Medicare Part B, we are entitled to payment for products that replace a bodily function (i.e., ostomy supplies), home medical equipment and supplies and a limited number of specifically designated prescription drugs.  The Medicare program is currently administered by fiscal intermediaries (for Medicare Part A and some Medicare Part B services) and carriers (for Medicare Part B) under the direction of the Centers for Medicare and Medicaid Services, or CMS, the Medicare and Medicaid oversight division of the United States Department of Health and Human Services, or DHHS.

Medicaid (Title XIX of the Social Security Act) is a federal-state matching fund program, whereby the federal government, under a needs-based formula, matches funds provided by the participating states for medical assistance to “medically indigent” persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payments, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For patients eligible for Medicaid, we bill the individual state Medicaid program or, in certain circumstances, the state designated managed care or other similar organizations. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Centers for Medicare and Medicaid Services and applicable federal law. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement for certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Most states establish a fixed dispensing fee that is adjusted to reflect associated costs on an annual or less frequent basis.  The payment methodology for certain forms of prescription drugs and biologicals reimbursed under the Medicaid program may be subject to changes under the Medicare Modernization Act.  See “ — Genesis HealthCare Corporation — Laws Affecting Revenues.”

State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time and have not had a material adverse effect on the pricing policies or receivables collection for long-term care facility pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business. The annual increase in the federal share could vary from state to state based on a variety of factors. Such provisions, if ultimately signed into law, could adversely affect our business. Additionally, any shift from Medicaid to state designated managed care could adversely affect our business due to historically lower reimbursement rates for managed care.

Back to Index

Moreover, Medicare and Medicaid are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the timing and/or levels of payments to us for our services.

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

Laws Affecting Revenues

Congress has enacted three major laws during the past six years that have significantly altered payment for skilled nursing facilities and medical ancillary services. The Balanced Budget Act, signed into law on August 5, 1997, reduced federal spending on Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act, enacted in November 1999, addressed a number of the funding difficulties caused by the Balanced Budget Act. The Benefits Improvement and Protection Act, enacted on December 15, 2000, further modified the law and restored additional funding. The following is a brief summary of these laws and an overview of the impact of these enactments on us. For a discussion of the effect of laws upon our business, see “Risk Factors.”

Under the Balanced Budget Act, participating skilled nursing facilities are reimbursed under a prospective payment system for inpatient Medicare covered services. The prospective payment system commenced with a facility’s first cost reporting period beginning on or after July 1, 1998. Under the prospective payment system, skilled nursing facilities are paid a predetermined amount per patient, per day or “per diem” based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of 44 resource utilization groups using the information gathered as a result of each patient’s minimum data set assessment. There is a separate per diem rate for each of the resource utilization group classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services. The law phased in the prospective payment system over a three-year period.

As implemented by the Centers for Medicare and Medicaid Services, the prospective payment system has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the resource utilization group case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services.

In November 1999, the Balanced Budget Refinement Act was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the Balanced Budget Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the Medicare per diem rate was increased by 20% for 15 resource utilization group payment categories, which we refer to as “payment add-ons.” While this provision was initially expected to adjust payment rates for only six months, the Centers for Medicare and Medicaid Services withdrew proposed resource utilization group refinement rules. These payment add-ons will continue until the Centers for Medicare and Medicaid Services completes certain mandated recalculations of current resource utilization group weightings.

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 resulting in an approximate 10% reduction in the rates paid to us for providing services to Medicare patients. We refer to the expiration of the additional funding as the “skilled nursing facility Medicare cliff.” Effective October 1, 2002, Medicare rates adjusted for the skilled nursing facility Medicare cliff were increased by a 2.6% annual market basket adjustment. For us, the net impact of these provisions adversely impacted annual revenue and EBITDA in fiscal 2003 by approximately $24.8 million.

Back to Index

The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhance the reimbursement rates for fiscal year 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

The recently enacted Medicare Modernization Act suspended application of the therapy caps, as of December 8, 2003 through calendar year 2005.  The therapy caps in place effective September 1, 2003, imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension does not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003.  The imposition of the therapy caps between September 1, 2003 and December 8, 2003 may have the effect of reducing annual net revenue and EBITDA in GHC’s fiscal year 2004.  Extension of the moratorium removes a significant financial threat to our therapy business for the short term.  Previously, GHC estimated that the therapy caps would reduce its annual net revenues by approximately $18.9 million and EBITDA by approximately $4.9 million.  The new law also assures at least a positive 1.5% increase in the therapy fee schedule for each of the next two years through calendar year 2005.  No assurances can be made or given that Congress will extend the moratorium on application of the therapy caps beyond 2005.

The Balanced Budget Act of 1997 repealed the “Boren Amendment” federal payment standard for payments to Medicaid nursing facilities, effective October 1, 1997. This repeal gave the states greater latitude in setting payment rates for nursing facilities. Budget constraints and other factors have caused some states to reduce Medicaid reimbursement to nursing facilities and states may continue to reduce or delay payments to nursing facilities in the future. The law also granted the states greater flexibility in establishing Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver programs generally exempted institutional care, including nursing facility and institutional pharmacy services, these programs could ultimately change the Medicaid reimbursement system for long-term care. These changes could include changing reimbursement for pharmacy services from fee-for-service, or payment per procedure or service rendered, to a fixed amount per person utilizing managed care negotiated or capitated rates.

The Benefits Improvement and Protection Act of 2000 enacted a phase out of intergovernmental transfer transactions by states whereby states would artificially inflate the payments to certain public facilities to increase federal matching funds.  This action may have had the effect of reducing federal support for a number of state Medicaid programs. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers. We operate in several of the states that have experienced or will experience a contraction of federal matching funds.

The recent economic downturn is having a detrimental affect on state revenues in most jurisdictions. Budget shortfalls range from 4% to 5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to responsively address the particular funding issues.

The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. Earlier this year, Congress passed temporary relief to states providing a 2.9% temporary increase in the Federal Medicaid Assistance Percentage for five quarters. This assistance is estimated to provide states $10 billion in Medicaid relief.

Late in November 2003, the General Accounting Office released a study examining how nursing home reimbursement has been affected by the fiscal crisis being experienced by a number of states. The report documents that most states have sustained their reimbursement commitments. States have tapped reserves, tobacco settlement monies and other funding strategies including provider assessments to meet their obligations. While the data does not evaluate the adequacy of state Medicaid payments for nursing facility services, the analysis does suggest that under current difficult conditions states are honoring their commitments.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of our principal customers.

Back to Index

Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

While Congress has, through the Medicare Modernization Act, extended the moratorium on payment caps on Medicare Part B rehabilitation therapy services, the federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

See “ — NeighborCare, Inc. — Laws Affecting Revenues.”

Government Regulation

General

GHC’s business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure, certification and government reimbursement. For GHC’s eldercare centers, these regulations relate, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of GHC’s business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of the facility.

Licensure, Certification and Regulation

All of GHC’s eldercare centers and healthcare services, to the extent required, are currently licensed under applicable law. All skilled nursing centers and healthcare services, or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Generally, assisted living centers are not eligible to be certified under Medicare or Medicaid. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. GHC believes that its eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of its business, GHC receives notices of deficiencies for failure to comply with condition of participation in the Medicare and Medicaid programs. GHC reviews such notices and takes appropriate corrective action. In these cases, GHC submits its plan to bring the center into compliance with regulations which must be accepted by the reviewing agency. In some cases, the reviewing federal or state agency may take various adverse actions against a provider, including but not limited to:

•	the imposition of fines;
•	suspension of payments for new or all admissions to the center; and
•	in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center’s or service site’s license.

These actions may adversely affect a center’s ability to continue to operate, ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of GHC’s centers have received notices that, as a result of certain alleged deficiencies, the federal and/or

Back to Index

state agency was taking steps to impose remedies. Additionally, actions taken by one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

All of GHC’s skilled nursing centers participate in the Medicare and Medicaid programs. Both initial and continuing qualifications of a skilled nursing center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

During 2002, the Centers for Medicare and Medicaid Services piloted a new nursing home quality initiative in six states. GHC’s facilities cooperated in these initiatives to generate improved reporting and public awareness. Based on the success of the pilot program, the Centers for Medicare and Medicaid Services has rolled out the program nationwide. In addition to the changes being driven by public agencies, a number of nursing home companies in conjunction with several national trade associations have signed a quality covenant. This covenant establishes quality benchmarks the signing companies are striving to obtain.

Several states in which GHC operates have adopted certificate of need or similar laws which generally require that a state agency approve certain acquisitions and determine that the need for certain bed additions, new services, and capital expenditures. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in:

•	the inability to provide the service;

•	the inability to operate the centers;

•	the inability to complete the acquisition, addition or other change; and

•	the imposition of sanctions or adverse action on the center’s license and adverse reimbursement action.

During recent years several states have passed legislation altering their certificate of need requirements. Virginia is expected to phase out its certificate of need requirement and Maryland is studying a similar action. These changes are not expected to materially alter our business opportunities.

Laws Affecting Billing and Business Practices

GHC is also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

•
the “anti-kickback” provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Penalties may include imprisonment, fines, exclusion from participation in the Medicare and Medicaid programs and loss of license; and

•
the “Stark laws” which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest. Penalties may include denial of payment, mandatory refund of prior payment, civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.

In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often complex and have seldom been interpreted by the courts or regulatory agencies. From time to time, GHC has sought guidance as to the interpretation of these laws, however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with GHC’s practices.

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years, the Department of Health and Human Services has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics, supplies, and supplier performance practices have been among the services addressed in these

Back to Index

publications. GHC’s Corporate Integrity Program is working to assure that its practices conform to regulatory requirements. The Department of Health and Human Services also issues fraud alerts and advisory opinions. For example, directives concerning double billing, home health services, the provision of medical supplies to nursing facilities, and most recently, contractual joint venture relationships have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While GHC has reviewed government guidance, it cannot accurately predict the impact of any such initiatives.

Laws Governing Health Information

GHC faces additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services has or may adopt pursuant to the Health Insurance Portability and Accountability Act are standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy, and enforcement.

Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, GHC believes that implementation of this law will result in additional costs. GHC has established a HIPAA task force consisting of clinical, financial and informational services professionals focused on HIPAA compliance.

The Department of Health and Human Services has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule establishes uniform standards for common healthcare transactions, including:

•	healthcare claims information;

•	plan eligibility, referral certification and authorization;

•	claims status;

•	plan enrollment and disenrollment;

•	payment and remittance advice;

•	plan premium payments; and

•	coordination of benefits.

Second, DHHS has released standards relating to the privacy of individually identifiable health information. These standards not only require GHC’s compliance with rules governing the use and disclosure of protected health information, but they also require it to impose those rules, by contract, on any business associate to whom GHC discloses information. Third, DHHS has released rules governing the security of health information maintained or transmitted in electronic form.

DHHS finalized the transaction standards on August 17, 2000. DHHS issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. On February 20, 2003, DHHS issued final rules governing the security of health information. This rule specifies a series of administrative, technical and physical security procedures to assure the confidentiality of electronic protected health information. Affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and civil sanctions.

Back to Index

At this time, GHC management anticipates that GHC will be able to fully comply with those HIPAA requirements that have been adopted. As part of GHC’s Corporate Integrity Program, GHC will monitor its compliance with HIPAA. GHC’s compliance and privacy officer will be responsible for administering the Corporate Integrity Program which includes HIPAA related compliance. However, GHC management cannot at this time estimate the cost of compliance, nor can GHC management estimate the cost of compliance with standards that have not yet been finalized by the DHHS.

It is not possible to fully quantify the effect of recent legislation, potential legislative or regulatory changes, the interpretation or administration of such legislation or any other governmental initiatives on GHC’s business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not adversely affect GHC’s business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. GHC’s financial condition and results of operations may be affected by the reimbursement process, which in GHC’s industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Corporate Integrity Program

GHC’s Corporate Integrity Program was developed to assure that it strives to achieve its goal of providing a high level of care and service in a manner consistent with all applicable state and federal laws and regulations and GHC’s internal standard of conduct. This program is intended to allow personnel to prevent, detect and resolve any conduct or action that fails to satisfy all applicable laws and GHC’s standard of conduct.

GHC has a corporate compliance officer responsible for administering the Corporate Integrity Program. The corporate compliance officer, with the approval of the chief executive officer or the board of directors, may use any of GHC’s resources to evaluate and resolve compliance issues. The corporate compliance officer reports significant compliance issues to the board of directors.

GHC established the Corporate Integrity Program hotline, which offers a toll-free number available to all of its employees to report compliance issues, including any alleged privacy violations under the Health Insurance Portability and Accountability Act. All calls reporting alleged non-compliance are logged, investigated, addressed and remedied by appropriate company officials.

The corporate integrity subcommittee was established to ensure a mechanism exists for GHC to monitor compliance issues. The corporate integrity subcommittee members are senior members of the finance, human resources, information systems, legal, clinical practices, internal audit and operations departments.

Periodically, GHC receives information from the Department of Health and Human Services regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers may include medical directors, attending physicians, vendors, consultants and therapists. On a monthly basis, management compares the information provided by the Department of Health and Human Services to databases containing providers and individuals doing business with GHC. Any potential matches are investigated and any necessary corrective action is taken to ensure GHC ceases doing business with that provider and/or individual.

Personnel

GHC employs over 35,000 people. It has 57 facilities that are covered by, or are negotiating, collective bargaining agreements. The agreements expire at various dates through 2006 and cover approximately 4,700 employees. GHC believes that its relationship with its employees is generally good.

GHC and its industry continue to experience shortages in qualified professional clinical staff. GHC competes with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, GHC and its competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has created added pressure on GHC’s operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While GHC has been able to retain the services of an adequate number of qualified personnel to staff its facilities and sites of service appropriately and maintain its standards of quality care, there can be no assurance that continued shortages will not affect its ability to attract and maintain an adequate staff of qualified healthcare

Back to Index

personnel in the future. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary nursing agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect GHC’s operating results or expansion plans.

In recognition of the competitive nature of nurse recruitment and retention, GHC expects to create reward, recognition and professional development programs for nurses. Shared Governance, a structure to support the participation of nurses in the development and implementation of policies, projects and processes which affect their practice has been instituted. Additionally, STEPP (Steps To Excellence in Professional Practice), a clinical advancement program which allows nurses to receive recognition and compensation for clinical expertise, has been implemented.

Marketing

Marketing for eldercare centers is focused at the local level and is conducted primarily by a dedicated regional marketing staff that calls on referral sources such as hospitals, hospital discharge planners, doctors and various community organizations. In addition to those efforts, GHC’s marketing objective is to maintain public awareness of its eldercare centers and their capabilities. GHC takes advantage of its regional concentrations in its marketing efforts, where appropriate, through consolidated marketing programs, which benefit more than one center. Toll-free regional phone lines assist the marketing staff and direct referral sources, which speeds admissions by automated tracking of bed availability and specialty care capabilities for each of GHC’s centers and all of its affiliated centers.

GHC markets its rehabilitation therapy services, respiratory therapy and diagnostic services through a direct sales force which primarily calls on eldercare centers, hospitals, clinics and home health agencies.

Historically, GHC operated its core business under the name Genesis ElderCare. Its logos, trademarks and service marks are featured in print advertisements in publications serving the regional markets in which GHC operates. GHC is using advertising, including its toll free ElderCare lines, to promote its brand names in trade, professional and business publications and to promote services directly to consumers.

Competition

GHC competes with a variety of other companies in providing healthcare services. Certain competing companies have greater financial and other resources and may be more established in their respective communities than GHC is. Competing companies may offer newer or different centers or services than GHC and may thereby attract GHC’s patients who are either presently residents of its eldercare centers or are otherwise receiving its healthcare services.

GHC operates eldercare centers in 13 states. In each market, GHC’s eldercare centers may compete for patients with rehabilitation hospitals, subacute units of hospitals, skilled or intermediate nursing centers, and personal care or residential centers. Certain of these providers are operated by not-for-profit organizations and similar businesses that can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to GHC. In competing for patients, a center’s local reputation is of paramount importance. Referrals typically come from acute care hospitals, physicians, religious groups, health maintenance organizations, the patient’s families and friends, and other community organizations.

Members of a patient’s family generally actively participate in the selection of an eldercare center. Competition for medically complex patients is intense among acute care hospitals with long-term care capability, rehabilitation hospitals and other specialty providers and is expected to remain so in the future. Important competitive factors include the reputation in the community, services offered, the appearance of a center, and the cost of services.

GHC competes in providing other healthcare services with a variety of different companies. Generally, this competition is regional and local in nature. The primary competitive factors in these businesses are similar to those in the inpatient services business and include reputation, the cost of services, the quality of clinical services, responsiveness to patient needs, and the ability to provide support in other areas such as third-party reimbursement, information management and patient record-keeping.

Back to Index

Insurance

GHC has experienced an adverse effect on its operating cash flow due to an increase in the cost of certain of its insurance programs. Rising costs of eldercare malpractice litigation and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for skilled nursing facilities. Also, a tightening of the reinsurance market has affected property, auto and excess liability insurance carriers. Accordingly, the costs of all insurance premiums have increased.

This increase in insurance costs has prompted GHC to exit its otherwise profitable operations in the State of Florida. There is no assurance that liability exposure and the related costs of insurance will not migrate to other states.

Prior to June 1, 2000, GHC purchased general and professional liability insurance coverage from various commercial insurers on a first dollar coverage basis. Beginning with the June 1, 2000 policy, GHC has purchased general and professional liability insurance coverage from a commercial insurer subject to per claim retentions. These retentions are insured by GHC’s wholly-owned captive insurance company, Liberty Health Corp. Liberty Health Corp. is currently insuring GHC’s workers’ compensation, auto and general and professional liability insurance retentions.

Workers’ compensation insurance has been maintained as statutorily required, and in certain jurisdictions for certain periods, GHC has qualified as exempt or self-insured. Most of the commercial insurance purchased is loss sensitive in nature. As a result, GHC is responsible for adverse loss development.

GHC provides several health insurance options to its employees, including a self-insured health plan and several fully-insured health maintenance organizations. Growth in health insurance premiums in the market has risen to 10% to 20% in recent years. GHC’s business is a labor intensive business, and therefore health insurance costs represent a significant expense for it. In recent years, GHC has managed this increase with changes in program offerings and the shift in responsibility for cost increases to the employee. Continuing increases substantially in excess of inflation could have a negative impact on GHC’s profitability, as further shifts in responsibility for these cost increases to the employee may not be possible.

GHC believes that adequate reserves are in place to cover the ultimate liability related to general and professional liability, workers’ compensation and health insurance claims exposure. However, there can be no assurance that any current or future claims will not exceed applicable insurance coverage.

Other

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events,” of this Form 10-K for a further description of the nature and results of our reorganization and a description of other recent matters impacting our business and results of operations.

See “Risk Factors.”

Back to Index

Available Information

Our Internet address is www.NeighborCare.com. During fiscal 2003, we made available free of charge on www.ghv.com and, as of December 1, 2003, we have made available free of charge on www.NeighborCare.com our annual report on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

NeighborCare, Inc.
7 East Lee Street
Baltimore, MD 21202
Attention: Investor Relations
Telephone: (410) 752-2600

Information contained on our website is not part of this annual report on Form 10–K and is not incorporated by reference in this document. Our website is and is only intended to be an inactive textual reference.

Back to Index

ITEM 2:	PROPERTIES

Pharmacy Sites of Service

The following table provides information by state as of December 2003 regarding the pharmacy service locations owned or leased by our NeighborCare pharmacy operations.

State	Institutional Pharmacies	Medical Supply/ Home Medical Equipment Sites	Community- Based Pharmacies	Total	Total Square Feet

Pennsylvania	6	3	2	11	220,930
Maryland	6	5	27	38	208,190
New Jersey	4	1	1	6	200,592
Virginia	4	1	2	7	84,236
Florida	4	1	—	5	66,391
California	4	1	—	5	59,187
Indiana	3	—	—	3	38,500
Wisconsin	4	—	—	4	37,112
Massachusetts	2	1	—	3	30,265
Illinois	3	1	—	4	22,777
Texas	2	—	—	2	22,222
Rhode Island	1	—	—	1	21,600
South Carolina	3	—	—	3	21,149
New Hampshire	1	—	—	1	20,000
Oregon	1	—	—	1	18,428
Colorado	1	—	—	1	17,479
Ohio	1	—	—	1	16,200
West Virginia	1	—	—	1	15,794
Oklahoma	1	—	—	1	14,905
Connecticut	1	1	—	2	12,450
Michigan	1	—	—	1	12,000
North Carolina	2	—	—	2	9,700
Iowa	2	—	—	2	6,803
New York	2	1	—	3	6,000
Washington	1	—	—	1	5,600
Kentucky	1	—	—	1	5,000

Totals	62	16	32	110	1,193,510

In addition to the locations listed in the table above, we also operate 20 on-site pharmacies which are located in customers’ facilities and serve only customers of that facility.

All but 3 of these sites are leased. Our inability to make rental payments under these leases could result in loss of the leased property through eviction or other proceedings. Certain leases do not provide for non–disturbance from the mortgagee of the fee interest in the property and consequently these leases are subject to termination in the event that the mortgage is foreclosed following a default by the owner.

Back to Index

Inpatient Sites of Service

The following table provides information by state as of December 2003 regarding the eldercare centers we owned, leased and managed. Included in the center count are 23 stand-alone assisted living facilities with 2,133 units and 16 skilled nursing facilities with 550 assisted living units.

	Wholly-Owned Centers		Leased Centers		Managed Centers (1)		Total

State	Facilities	Beds	Facilities	Beds	Facilities	Beds	Facilities	Beds

Pennsylvania	31	4,167	9	1,038	4	705	44	5,910
New Jersey	18	2,654	10	1,738	8	775	36	5,167
Maryland	13	1,613	6	825	12	1,658	31	4,096
Massachusetts	13	1,742	2	250	22	1,533	37	3,525
West Virginia	14	1,306	5	394	4	270	23	1,970
Connecticut	10	1,511	—	—	2	168	12	1,679
New Hampshire	8	814	4	366	1	85	13	1,265
Delaware	5	583	—	—	2	237	7	820
Wisconsin	2	404	—	—	—	—	2	404
Virginia	3	367	1	240	—	—	4	607
Rhode Island	3	373	—	—	—	—	3	373
North Carolina	—	—	—	—	2	340	2	340
Vermont	3	314	—	—	—	—	3	314

Total	123	15,848	37	4,851	57	5,771	217	26,470

(1)
Managed facilities include 22 properties with 3,086 beds that are jointly-owned by us and independent third-parties. On a weighted average basis, we have an approximate 22% ownership interest in our jointly-owned properties. Also included in “managed centers” are 16 transitional care units with 412 beds located in hospitals principally in the Commonwealth of Massachusetts.

Included in the total centers listed above are two facilities with 404 beds located in the State of Wisconsin that have been identified as held for sale.

We believe that our physical properties are well maintained and are in a suitable condition for the conduct of our business.

Back to Index

ITEM 3:	LEGAL PROCEEDINGS

We are a party to litigation arising in the ordinary course of business. See “Cautionary Statements Regarding Forward-Looking Statements.”

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

The plaintiff filed a proof of claim in our bankruptcy proceedings initially for approximately $650 million and subsequently submitted an amended claim in the amount of approximately $325 million. We believe the allegations have no merit and objected to the proof of claim. In connection with an estimation of the proof of claim in the bankruptcy proceeding, we filed a motion for summary judgment urging that the claim be estimated at zero. On or about January 24, 2002, the U.S. Bankruptcy Court for the district granted Debtors’ motion and estimated the claim at zero.

On or about February 11, 2002, the plaintiff appealed the bankruptcy court’s granting of summary judgment to the U.S. District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the U.S. District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the U.S. District Court, the assets previously reserved for the plaintiff’s claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the U.S. District Court denied the plaintiff’s appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. On or about April 25, 2003, the plaintiff filed an appeal to the Third Circuit Court of Appeals. The appeal is currently pending with the Third Circuit and it is most likely to be heard by the Court of Appeals in 2004.

The Company believes that the settlement of this matter will not be significant to the results of operations or financial condition of the Company.

Pending DEA Investigation

In August 2001, and March 2002, our pharmacy located in Colorado reported missing inventory and potential diversion to the Drug Enforcement Administration (“DEA”), the local police and the Colorado Board of Pharmacy. As a result of the pharmacy reporting these incidents, the DEA commenced an audit of the pharmacy’s operations. Under the Controlled Substance Act the government may seek the potential value of the inventory diverted as well as other damages. The Civil Division of the U.S. Attorney’s Office for the District of Colorado has advised us that there is potential civil liability relating to the violations of the Controlled Substance Act. The Company has cooperated with all requests for information, including making its personnel and documents available to the government. The government and the Company are currently in discussions regarding the allegations.

The Company believes that the settlement of this matter will not be significant to the results of operations or financial condition of the Company.

Back to Index

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

ITEM 4A:	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers following the spin-off:

Name	Age	Position

John J. Arlotta	54	Chairman, President and Chief Executive Officer
Robert A. Smith	55	Chief Operating Officer
John L. Kordash	61	Executive Vice President and Assistant to the Chairman and Chief Executive Officer
Richard W. Sunderland, Jr.	43	Senior Vice President and Chief Financial Officer
John F. Gaither, Jr.	54	Senior Vice President, General Counsel and Secretary

John J. Arlotta has served as our vice chairman with primary responsibility for the NeighborCare business since July 2003.  Following the spin-off, Mr. Arlotta has become our chairman, president and chief executive officer.  Prior to joining us, Mr. Arlotta served as a consultant to Caremark Pharmaceutical Services.  Mr. Arlotta was president and chief operating officer of Caremark Pharmaceutical Services from May 1998 to February 2002 and chief operating officer of Caremark Pharmaceutical Services from September 1997 to May 1998.

Robert A. Smith served as our president and chief operating officer of NeighborCare since May 2001. Following the spin-off, Mr. Smith has become our chief operating officer. Prior to May 2001, Mr. Smith served as executive vice president and chief operating officer of NeighborCare’s Allegheny region since November 1999. He served as senior vice president of NeighborCare’s Allegheny region since August 1998, a position he held with Vitalink Pharmacy Services prior to its acquisition by NeighborCare. Mr. Smith has held senior management positions in several long–term care pharmacy organizations since 1988.

John L. Kordash has served as our executive vice president and assistant to the vice chairman since July 2003.  Following the spin-off, Mr. Kordash has become executive vice president and assistant to the chairman and chief executive officer.  Prior to joining us, Mr. Kordash was chairman and chief executive officer of Medical Scientists, Inc., a healthcare company that provides predictive modeling medical software and healthcare consulting services to organizations at risk for medical care costs, since 1997.

Richard W. Sunderland, Jr. has served as senior vice president and corporate controller of NeighborCare since April 2000 and has assumed the role of chief financial officer following the spin-off.  From August 1998 until April 2000, Mr. Sunderland served as vice president and controller of NeighborCare.  From November 1995 to August 1998, Mr. Sunderland served as vice president and controller of Genesis ElderCare Services, Genesis Managed Care Services and the Genesis ElderCare Chesapeake region.  Mr. Sunderland joined the company in 1993 as controller of Genesis ElderCare Services.

John F. Gaither, Jr. joined NeighborCare as senior vice president, general counsel and secretary in September 2003.  From April 2000 to September 2003, Mr. Gaither served as vice president, general counsel and corporate secretary of Global Healthcare Exchange, LLC, a supplier of business-to-business procurement solutions for the healthcare industry.  From 1982 to 2000, Mr. Gaither held various positions with Baxter International, Inc., a leading manufacturer and marketer of healthcare products and services.

Back to Index

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Nasdaq National Market System under the symbol “NCRX.” From February 8, 2002 until December 1, 2003, our common stock traded on the Nasdaq National Market System under the symbol “GHVI.” From October 15, 2001 until February 7, 2002 our common stock traded on the OTC Bulletin Board under the symbol “GHVE”. Our common stock that was cancelled in connection with our reorganization was traded on the New York Stock Exchange through June 22, 2000 and on the OTC Bulletin Board thereafter. The following table indicates, for each of the quarters in the fiscal year ended September 30, 2003, the range of high and low closing prices of our common stock as reported on the Nasdaq National Market.  The table also includes the range of the high and low closing prices of our common stock for each of the quarters in the fiscal year ended September 30, 2002 on the OTC Bulletin Board for the period through February 7, 2002 and on the Nasdaq National Market thereafter.

Fiscal Year Ended	High	Low

September 30, 2003
First Quarter	$17.51	$12.79
Second Quarter	16.79	13.01
Third Quarter	17.90	14.35
Fourth Quarter	24.21	17.55
September 30, 2002
First Quarter	$26.00	$19.20
Second Quarter	21.00	13.74
Third Quarter	21.23	17.70
Fourth Quarter	19.50	14.25

We consummated the spin-off on December 1, 2003 by distributing, on a pro rata basis, all the shares of GHC common stock that we owned to holders of record of our common stock at the close of business on October 15, 2003, the record date for the spin-off. Holders of shares of GHC common stock were not entitled to preemptive rights. Our common stock price as of the close of business on December 2, 2003 was $22.05, as adjusted to give effect to the spin-off of GHC.

Based on the total number of shares of our common stock outstanding at the close of business on the record date for the spin-off (39,796,209 shares), each record holder of our common stock received 0.5 shares of GHC common stock for each share of our common stock held at the close of business on the record date or cash in lieu of a fractional share of GHC common stock.

Additionally, immediately after the spin-off, we issued a small number of shares of GHC common stock into an escrow account for future delivery to former unsecured claimants of NeighborCare and its subsidiaries that were entitled to receive common equity securities under the terms of our 2001 joint plan of reorganization. We refer to these shares of GHC common stock as the “unsecured claimant shares.” The number of unsecured claimant shares was equal to the product of the distribution ratio and the number of shares of our common stock reserved as of the spin-off date for issuance to former unsecured claimants of NeighborCare. As of October 15, 2003, the number of shares of our common stock reserved for issuance to the unsecured claimants was 260,493.

As of December 15, 2003, there were 6,243 shareholders of record of our common stock. We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted by our revolving credit facility and senior subordinated notes agreements. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” of this Form 10-K. Management does not anticipate the payment of cash dividends on our common stock in the foreseeable future.

See Part III, Item 11, “Executive Compensation — Benefit Plans,” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plans,” of this Form 10-K for disclosure regarding our equity compensation plans.

Back to Index

On October 2, 2001, we and The Multicare Companies, Inc. consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving our joint plan of reorganization. In connection with our joint plan of reorganization, we issued or will issue without registration under the Securities Act of 1933 in reliance on Section 1145 of the Bankruptcy Code and the Bankruptcy Court order confirming our joint plan of reorganization: (a) 41,000,000 shares of our common stock to our and Multicare’s creditors as identified in our joint plan of reorganization, of which 40,739,507 of the shares were issued on various dates from December 2, 2001 to December 15, 2003, and as of December 15, 2003, 260,493 of these shares of common stock have not yet been issued, and (b) 425,946 shares of our Series A convertible preferred stock to our and Multicare’s senior secured creditors as identified in our joint plan of reorganization on various dates in fiscal 2002.

Effective December 16, 2003, our board of directors exercised its option to require the mandatory conversion of the Series A convertible preferred stock, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of our common stock pursuant to the terms of our amended and restated articles of incorporation, as amended.

Back to Index

ITEM 6:	SELECTED FINANCIAL DATA

	Successor Company		Predecessor Company

(Years ended September 30, )	2003	2002	2001	2000	1999

Statement of Operations Data (1)
(in thousands, except per share data)
Net revenues	$2,648,979	$2,485,788	$2,327,133	$2,206,554	$1,728,109
Income (loss) from continuing operations	51,112	78,508	270,862	(874,191)	(286,508)
Net income (loss) attributable to common shareholders	29,987	70,167	246,474	(882,920)	(290,050)
Per common share data (diluted):
Earnings (loss) from continuing operations	$1.25	$1.87	$5.57	$(18.57)	$(8.07)
Net income (loss) attributable to common shareholders	0.74	1.68	5.07	(18.75)	(8.17)
Weighted average common shares – diluted	40,757	43,351	48,641	47,077	35,485
Other Financial Data:
Capital expenditures (in thousands)	$59,758	$51,635	$43,721	$51,981	$77,943
Operating Data:
Pharmacy Services
Payor Mix
Long-term care facilities and other	56%	58%	60%	62%	63%
Medicaid	42%	40%	37%	35%	33%
Medicare Part B	2%	2%	3%	3%	4%
Average institutional pharmacy beds served	246,628	247,114	253,224	244,409	245,277
Inpatient Services
Payor Mix
Medicaid	50%	48%	48%	49%	49%
Medicare	28%	29%	27%	24%	23%
Private pay and other	22%	23%	25%	27%	28%
Average owned/leased eldercare center beds (1)	22,758	24,139	24,783	14,286	15,522
Occupancy Percentage	91%	92%	92%	91%	93%
Average managed eldercare center beds (1)	6,320	7,898	9,215	23,779	23,984

	Successor Company			Predecessor Company

(As of September 30,)	2003	2002	2001	2000	1999

Balance Sheet Data (in thousands)
Working capital	$446,657	$449,006	$282,016	$304,241	$235,704
Total assets	1,938,729	2,010,477	1,839,220	3,081,998	2,429,914
Liabilities subject to compromise	—	—	—	2,446,673	—
Long-term debt	611,619	689,683	644,509	143,441	1,521,636
Redeemable preferred stock	46,831	44,765	42,600	442,820	—
Shareholders’ equity (deficit)	$916,163	$914,123	$834,858	$(246,391)	$587,890

Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events,” of this 10-K for a description of significant transactions. See also

Back to Index

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Factors Affecting Comparability of Financial Information.”

(1)
The statement of operations data from continuing operations for all prior year periods has been adjusted for operations identified as discontinued. Inpatient services payor mix and occupancy data has also been adjusted to exclude discontinued operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Assets Held for Sale and Discontinued Operations.”

Back to Index

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

NeighborCare, Inc. was incorporated in May 1985 as a Pennsylvania corporation and was formerly named Genesis Health Ventures, Inc.

Prior to December 1, 2003, our operations were comprised of two primary business segments: pharmacy services and inpatient services. On December 1, 2003, we completed the distribution (the “spin-off”) of the common stock of Genesis HealthCare Corporation (“GHC”) and on December 2, 2003 we changed our name to NeighborCare, Inc. and changed our trading symbol to “NCRX.” The spin-off was effected by way of a pro-rata tax free distribution of the common stock of GHC to holders of NeighborCare’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NeighborCare stock owned as of October 15, 2003. We received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC stock qualified as tax free for GHC and our shareholders, with the exception of cash received for fractional shares.  The common stock of GHC began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.”  As a result of the spin-off, we continue to own and operate our pharmacy services business and our group purchasing business and GHC owns and operates what was formerly our inpatient services business (as well as our former rehabilitation therapy, diagnostic, respiratory and management services businesses). See “— Certain Transactions and Events.” As used herein, unless the context otherwise requires, “NeighborCare,” the “Company,” “we,” “our” or “us” refers to NeighborCare, Inc. and its subsidiaries.

Because the spin-off occurred subsequent to our fiscal year ended September 30, 2003 but before the filing of this report on Form 10-K, we have included the required business and financial disclosures of the consolidated organization herein. We will treat the operations of GHC as discontinued in our consolidated financial statements beginning in fiscal 2004.

We provide pharmacy services nationwide through our NeighborCare integrated pharmacy operation that serves approximately 246,000 institutional beds in long–term care settings. We also operate 32 community–based retail pharmacies and a group purchasing organization.

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. GHC currently owns, leases, manages or jointly–owns 217 eldercare centers with 26,470 beds, of which two centers with 404 beds have been identified as either held for sale or discontinued operations. See “— Certain Transactions and Events — Assets Held for Sale and Discontinued Operations.” GHC also provides rehabilitation therapy, diagnostic, respiratory, and management services.

Certain Transactions and Events

The Spin-Off:

Pharmacy services businesses and inpatient services businesses are distinct businesses with significant differences in their markets, products, investment needs and plans for growth. Our board of directors determined that the separation into two independent public companies would resolve existing sales and marketing issues by eliminating customer/competitor conflicts, isolate inherent business risks, provide each organization with the ability to independently access capital markets, and better align management incentives with business-specific operating performance.  The decision of our board of directors to pursue the spin-off was based on, among other things, the following considerations and assumptions.

Sales and Marketing and Customer/Competition Issues

The vast majority of our pharmacy services business customers are in GHC’s business, the ownership or operation of eldercare properties. Many of the pharmacy services business customers or potential customers that operate in GHC’s geographic regions are GHC’s competitors. Many customers or potential customers believe that purchasing pharmacy services from us strengthens a competitor and, therefore, resist doing business with us.

Back to Index

The spin-off of GHC’s businesses from us and the resulting elimination of the customer/competitor conflict are important to the future growth of our pharmacy services business.

Inherent Business Risks

The inpatient services business and the pharmacy services business face uncertainty because the rate of Medicare and Medicaid reimbursements, which are set by government regulators, are not constant and can be unpredictable. Each business’ reimbursement risks pose problems for the other. In the event that revenues of the inpatient services business or the pharmacy services business are reduced as a result of regulatory changes, we may be forced to use profits from one business to cover the costs of the other, or to cover a disproportionate part of shared costs such as corporate overhead, resulting in a reduction in the amount of capital available to the business that did not suffer the revenue reduction, thereby limiting such business’ ability to expand in new markets or explore new products. In addition to risks associated with Medicare and Medicaid reimbursement, the inpatient services business’ and pharmacy services business’ participation in the Medicare and Medicaid reimbursement systems exposes each business to the risk that one business may cause the other to be burdened by onerous federal and state anti-fraud statutes.

The inpatient services business is exposed to general and professional liability risks relating to the quality of care that are much greater than those present in the pharmacy services business. The inpatient services business’ potential malpractice liability exposures create financial uncertainty and potentially reduce the amount of capital available for investment in the pharmacy services business. These exposures also cause us to divert human and financial resources from the pharmacy services business in favor of the eldercare businesses.

Direct Access to Capital Markets

After the spin-off, we and GHC will no longer need to compete with each other for limited capital resources, and each company will be able to access the debt or equity capital markets directly. As a result of the defined focus of each company, investors should be better able to evaluate the different strategies, investment profiles, operating characteristics and credit fundamentals of the two companies, thereby enhancing the likelihood that each company will achieve appropriate market valuations. As a result, the management of each company will be able to adjust goals and evaluate strategic opportunities in light of investor expectations within its respective industry, without undue attention to investor expectations in other industries. In addition, each company will be able to focus its public relations efforts on cultivating its own separate identity.

Targeted Incentives and Greater Accountability for Employees

The spin-off will permit each company to implement employee compensation and benefit programs, including stock-based and other incentive programs, that reward employees of each company based on the success of the individual company’s operations. Both companies expect the motivation of their employees and the focus of their management to be strengthened by incentive compensation programs that are tied to their core businesses’ financial results and the market performance of their common stock, without regard to the performance of other businesses that are dependent on different growth and performance profiles. As a result, both companies expect the distribution to enhance their ability to attract and retain qualified personnel.

Distribution Transactions:

As a result of the spin-off, as of December 1, 2003, we and GHC operate independently of one another. We have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off. In addition, we have agreed to certain mutually beneficial commercial arrangements.

We and GHC have entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement.

Back to Index

Separation and Distribution Agreement

On October 27, 2003, we and GHC entered into the separation and distribution agreement, which sets forth the agreements between us and GHC with respect to the principal corporate transactions required to consummate the spin-off, and a number of other agreements governing the relationship between us and GHC following the spin-off.

The Separation.      Pursuant to the separation and distribution agreement, we transfered to GHC, or caused our subsidiaries to transfer to GHC, the legal entities comprising the eldercare businesses.

Series A Preferred Stock.     We adjusted the conversion price of our Series A Preferred Stock in accordance with the terms thereof.  See Part II, Item 5, “Market For the Registrant’s Common Equity and Related Stockholder Matters,” of this Form 10-K.

Unsecured Bankruptcy Claimants.     GHC agreed to issue 130,247 common shares into an escrow account for future delivery to our and our subsidiaries’ former unsecured claimants who are entitled to receive common equity securities under the terms of our 2001 joint plan of reorganization. We refer to these common shares of GHC as the “unsecured claimant shares.”  As of October 15, 2003, the most recent date for which information is available, the number of our common shares reserved for issuance to the unsecured claimants was 260,493.

Releases and Indemnification.     The separation and distribution agreement generally provides for a full and complete release and discharge as of the date of the consummation of the spin-off of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the consummation of the spin-off between or among us and our affiliates, on the one hand, and GHC and its affiliates, on the other hand, including any contractual agreements or arrangements existing or alleged to exist between or among those parties on or before that date.

GHC has agreed to indemnify, defend and hold harmless us and our affiliates, and each of our directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of GHC, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of the liabilities of the eldercare businesses;

•	any liabilities of the eldercare businesses and the operation of the eldercare businesses at any time before or after the spin-off;

•	any breach by GHC or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;

•	one-half of any liabilities arising out of our 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

•	specified disclosure liabilities.

We have agreed to indemnify, defend and hold harmless GHC and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of us, or our affiliates, or any other person to pay, perform or otherwise promptly discharge any of our liabilities, other than liabilities of the eldercare businesses;

•	any of our liabilities, other than liabilities of the eldercare businesses, and the operation of our business other than the eldercare businesses at any time before or after the spin-off;

•	any breach by us or our affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;

•	one-half of any liabilities arising out of our 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

•	specified disclosure liabilities.

Back to Index

The separation and distribution agreement also specifies procedures for claims for indemnification made under the provisions described above.

Amendments and Waivers.     The separation and distribution agreement provides that no provisions of it or any ancillary agreement will be deemed waived, amended, supplemented or modified by any party unless the waiver, amendment, supplement or modification is in writing and signed by the authorized representative of the party against whom that waiver, amendment, supplement or modification is sought to be enforced.

Tax Sharing Agreement

For periods prior to the spin-off, GHC will be included in our U.S. federal consolidated income tax group, and GHC’s tax liability thus will be included in our and our subsidiaries’ consolidated federal income tax liability. GHC also will be included with us or certain of our subsidiaries in consolidated, combined or unitary income tax groups for state and local tax purposes until the spin-off occurs.

The tax sharing agreement governs the respective rights, responsibilities, and obligations of us and GHC after the spin-off, with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns.

In general, we will prepare and file the federal consolidated return, and any combined, consolidated or unitary tax returns that include both us or one of our subsidiaries and GHC or one of its subsidiaries and will be responsible for all income taxes and other taxes with respect to such returns. GHC will prepare and file any tax return required to be filed by GHC or any of its subsidiaries that does not include us or any entity that will be our subsidiary after the spin-off and will be responsible for all income taxes or other taxes with respect to any such tax return. In general, we will be responsible for any increase (and will receive the benefit of any decrease) in the income tax of any entity that is or was reflected on a tax return filed by us and we will control all audits and administrative matters relating to such tax returns.

GHC generally may not (i) take or fail to take any action that would cause any representations, information or covenants in the spin-off documents or documents relating to the private letter ruling request to be untrue, (ii) take or fail to take any action that would cause the spin-off to lose its tax-free status, (iii) sell, issue, redeem or otherwise acquire its equity securities for a period of two years following the spin-off, except in certain specified transactions, and (iv) sell or otherwise dispose of a substantial portion of its assets, liquidate, merge or consolidate with any other person for a period of two years following the spin-off. During that two-year period, GHC may take certain actions prohibited by the covenants if, for example, we obtain a supplemental private letter ruling or an unqualified opinion of counsel to the effect that these actions will not affect the tax-free nature of the spin-off, in each case satisfactory to us in our sole and absolute discretion. Notwithstanding the receipt of any such private letter ruling or opinion, GHC must indemnify us for any taxes and related losses resulting from (i) any act or failure to act described in the covenants above, (ii) any acquisition of GHC’s equity securities or assets (or equity securities or assets of any member of GHC’s group) and (iii) any breach by GHC or any member of GHC’s group of certain representations in the spin-off documents or the documents relating to the private letter ruling.

In addition, the tax sharing agreement provides for cooperation and information sharing with respect to taxes.

Transition Services Agreement

The transition services agreement provides for the provision of certain transitional services by GHC to us. The services include the provision of information systems (e.g., access to computer systems that are expected to be owned by GHC), tax services, investor relations services, corporate compliance services, treasury functions, financial systems and reporting, bankruptcy claims processing and certain additional services identified by the parties. The transition services agreement provides for a term of 18 months. In addition, we may extend the transition services agreement for an additional six months with adequate notice. The pricing is based on actual costs incurred by GHC in rendering the services.

Back to Index

Tidewater Membership Agreement

The Tidewater membership agreement, referred to as the “Tidewater agreement,” provides group purchasing and shared service programs to skilled nursing facilities and assisted living facilities operated by GHC. Under the Tidewater agreement, GHC engaged Tidewater, our wholly-owned group purchasing subsidiary, as an independent group purchasing organization, and Tidewater will grant to GHC access to its vendor contracts. The initial term of the Tidewater agreement will be ten years. GHC will not make any payments to us under the Tidewater agreement. Instead, Tidewater will receive administrative fees from various suppliers. Such fees are based on a percentage of the volume of purchases made by all of Tidewater’s members, including GHC. GHC will remain directly responsible to vendors for purchases through the Tidewater agreement. The Tidewater agreement will obligate GHC to purchase certain minimum amounts; however, GHC may be a member of other group purchasing organizations. GHC may earn financial incentives, such as fee sharing, for meeting certain purchasing volumes under the Tidewater agreement.

Employee Benefits Agreement

We and GHC entered into an employee benefits agreement which provides for certain employee compensation, benefit and labor-related matters. In general, after the spin-off, we and GHC will be responsible for all obligations and liabilities relating to our respective current and former employees and their dependents and beneficiaries.

As of the date of the spin-off, and except with respect to health and welfare plans and flexible benefit plans as set forth below, GHC will cease to participate in any benefit plan or trust under any such plan sponsored or maintained by us and we will cease to participate in any benefit plan or trust under any such plan sponsored or maintained by GHC. With respect to employees who are transferred to or from us or GHC, both parties will mutually recognize and credit service with the other employer.

Except as otherwise provided below, all liabilities relating to employee benefits incurred by or on behalf of either company’s employees or their covered dependents on or before the date of the spin-off remain our liabilities. Liabilities and assets will be transferred from our retirement plan to a comparable plan to be established by GHC. Similarly, liabilities and assets will be transferred from our union retirement savings plan, the sponsorship of which will be assumed by GHC. Liabilities under our deferred compensation plan (a non-qualified plan) and assets relating to such plan held in a rabbi trust will be transferred to a comparable plan and trust established by GHC. In the event that we or GHC elect to contribute the full matching amount due to participants covered under each company’s respective plan and entitled to a match at the end of the 2003 plan year, each company will reimburse the other for 50% of the amount contributed with respect to specified employees who are transferred between companies in connection with the spin-off. A similar arrangement will apply with respect to bonus amounts due for the 2003 fiscal year. In general, all liabilities relating to workers’ compensation claims incurred by or on behalf of either company’s employees on or before December 1, 2003, the date of the spin-off, will remain liabilities of GHC.

To avoid the administrative inconvenience and expense that would result from our having to establish separate health and welfare plans and flexible benefit plans for the remainder of the calendar year during which the spin-off occurs, during the period beginning immediately following the spin-off and ending on December 31, 2003, current and former employees of GHC will remain covered under our existing health and welfare plans and flexible benefit plans. GHC will reimburse us for all expenses we incur as a result of this arrangement. As of January 1, 2004, current and former employees of ours and GHC will be covered under their own health insurance plans.

Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services

GHC and our subsidiary NeighborCare Pharmacy Services, Inc., or “NCPS,” entered into a master agreement for pharmacy, pharmacy consulting and related products and services, referred to as the “pharmacy services agreement.” The agreement has an initial term of ten years, plus a renewal term of five years if NCPS matches third-party bids for comparable services. The pharmacy services agreement provides the terms and conditions on which NCPS and its affiliates provides pharmacy, pharmacy consulting and medical supply products and services to all long-term care facilities owned or leased by GHC and its affiliates. These services include the provision of all of the needed prescription and non-prescription medications, pharmacy consulting services, Medicare Part B supplies and services, Medicare Part B claim filing services, enteral nutrition products, durable and disposable medical supplies and equipment, and related services as required by applicable law and as reasonably requested by each facility. NCPS also agreed to participate with GHC in a joint committee to review drug utilization at GHC’s facilities, to

Back to Index

establish a formulary, to provide reports reasonably requested by GHC relating to utilization, and to review the role of the consultant pharmacist. NCPS agreed to designate one dedicated full-time relationship representative to implement the terms of the pharmacy services agreement, as well as to address any concerns and resolve any issues raised by GHC with respect to pharmacy services. NCPS agreed to provide to GHC, as reasonably requested, a report comparing products which GHC has returned to NCPS to credits issued by NCPS for such returned products, and an explanation of the reasons why returned products did not entitle GHC to a credit. The agreement imposes restrictions on GHC’s ability to purchase pharmaceutical products and supplies from other suppliers.

Each of GHC’s eldercare facilities entered into an individual services agreement with NCPS that reflects the terms of the pharmacy services agreement. The individual services agreements govern the terms under which pharmacy, pharmacy consulting and medical supply products and services will be provided to each eldercare facility by NCPS.

Pricing under the pharmacy services agreement is at pre-negotiated prices or formulas consistent with market pricing for the applicable services and are set forth in the individual service agreements. NCPS has the right to adjust prices, other than those that are determined by formula, not more than once per year to account for increases in its costs in providing the services (including inflation). GHC is eligible for a pricing reduction at specified percentages for certain specified products and services if and so long as the aggregate number of skilled nursing facility beds served by NCPS increases to specified targets over a baseline amount. In addition, GHC and NCPS will negotiate in good faith to enter into arrangements whereby GHC will contract directly with certain manufacturers of enteral nutrition products, durable medical equipment and other non-pharmaceutical products historically purchased from NCPS to receive “end user pricing,” and NCPS will distribute enteral nutrition products and durable medical equipment to GHC’s facilities for a fee priced at the fair market value of such distribution services. In addition, after five years, pricing may be reset depending upon NCPS’s pricing to its other customers of similar size.

GHC may terminate the pharmacy services agreement with respect to any facility in connection with a sale of the facility to a third party or the closing of the facility so long as GHC uses its best efforts to persuade the buyer or successor of the facility, if any, to assume the applicable service agreement. This right is limited to five facilities through the first year, 10 facilities through the second year, 20 facilities through the third year, and a maximum of 30 facilities over the 10-year term of the pharmacy services agreement.

If the pharmacy services agreement or any individual service agreement is terminated by GHC, then NCPS will be entitled to recover a specified amount per facility based on the remaining number of months in the term. Each of GHC and NCPS will indemnify the other against all claims, losses and liabilities arising out of the acts or omissions of the other party in connection with the pharmacy services agreement.

The pharmacy services agreement provides that GHC will not compete with NCPS or solicit NCPS’s employees or customers until 2015 or, if later, two years following termination of the pharmacy services agreement.

Either party may assign the pharmacy services agreement, or any individual services agreement, upon receipt of written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but NCPS may assign its interest without GHC’s consent to an affiliate, joint venture or a provider whose service and/or quality levels are at least comparable to those currently provided by NCPS.

Pharmacy Benefit Management (CareCard) Agreement

GHC and our subsidiary, CareCard, Inc., entered into a pharmacy benefit management agreement, referred to as the “CareCard agreement.” The CareCard agreement sets forth the agreements between GHC and CareCard relating to the provision of services to GHC by our “CareCard” business. The term of the CareCard agreement expires on December 31, 2004. Under the CareCard agreement, CareCard provides pharmacy benefit management services to GHC and access to retail and mail pharmacy services. GHC agreed to enroll all of its employees participating in a GHC self-insured health plan in the CareCard program. The CareCard agreement may be assigned by either party upon receipt of the written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but CareCard may assign its interest without GHC’s consent to a provider whose service and/or quality levels are at least comparable to those currently provided by CareCard.

Back to Index

Master Agreement for Specialty Beds and Oxygen Concentrators

The master agreement for specialty beds and oxygen concentrators, referred to as the “durable medical equipment agreement,” sets forth the agreements between GHC and NCPS relating to the provision of certain equipment and related services to GHC’s skilled nursing and assisted living facilities. The durable medical equipment agreement provides for an initial five-year term with one-year automatic renewals (unless terminated upon 90 days’ notice prior to the expiration of the then-current term). Under the durable medical equipment agreement, NCPS agreed to provide GHC’s facilities with durable medical equipment (specialty beds and oxygen concentrators), equipment maintenance and warehousing of equipment at prices set forth in the durable medical equipment agreement. The durable medical equipment agreement provides that, except as otherwise required by law, NCPS will be the exclusive provider of specialty beds and oxygen concentrators to the contracting facilities. Either party may assign the agreement upon receipt of the written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but NCPS may assign its interest without GHC’s consent to a provider whose service and/or quality levels are at least comparable to those currently provided by NCPS.

Strategic Planning, Severance and Other Related Costs:

We have incurred costs that were attributable to our long-term objective of transforming to a pharmacy based business, including the costs of the spin-off. Certain of these costs are expected to continue into fiscal 2004 and are segregated in the consolidated statement of operations as “Strategic planning, severance and other related costs.” Details of these costs follow (in thousands):

Fiscal 2003:

	Accrued at Beginning of Year	Provision	Paid	Non-cash Charges	Accrued at End of Year

Severance and related costs	$1,100	$14,247	$5,916	$8,431	$1,000
Strategic consulting costs	621	14,039	11,280	1,220	2,160

Total	$1,721	$28,286	$17,196	$9,651	$3,160

Fiscal 2002:

	Accrued at Beginning of Year	Provision	Paid	Non-cash Charges	Accrued at End of Year

Severance and related costs	$—	$16,410	$10,599	$4,711	$1,100
Strategic consulting costs	—	4,730	3,089	1,020	621
Asset impairments	—	358	—	358	—

Total	$—	$21,498	$13,688	$6,089	$1,721

Severance and Related Costs

In fiscal 2002, we announced an expense reduction program, which included the termination of over 100 individuals resulting in $3.8 million of severance related costs in that year. In fiscal 2003, in a continuation of that expense reduction initiative, additional overhead terminations resulted in a charge of severance, and related costs of $2.2 million.  At September 30, 2003, $1.0 million remained unpaid, which is expected to be paid in the first fiscal quarter of 2004.

In fiscal 2002, Michael R. Walker resigned as our chief executive officer. Our board of directors appointed Robert H. Fish as our interim chief executive officer. Also, in that period, David C. Barr resigned as vice chairman.

Back to Index

In fiscal 2002, we recognized $12.6 million in severance and related costs relating to the transition agreements with Mr. Walker and Mr. Barr.

In fiscal 2003, Richard R. Howard resigned as vice chairman. We recognized $4.8 million in severance and related costs in fiscal 2003 in connection with Mr. Howard’s transition agreement. The final payment of this agreement was made in January 2003.

On April 1, 2003, we extended an offer to our employees, including executive officers except for our chief executive officer, to tender all options to purchase shares of our common stock, par value $.02 per share, outstanding under our 2001 Stock Option Plan, for the following consideration: (a) for those holders of options who had received awards of more than 2,000 restricted shares of common stock under our 2001 Stock Incentive Plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who had not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003. We accepted for exchange and cancellation options to purchase 1,724,000 shares of our common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders, on May 13, 2003. All eligible options held by our employees were tendered in the offer, with the exception of options to purchase 35,000 shares. As a result of this offer and exchange, we expensed $7.2 million in fiscal 2003, of which $1.4 million was disbursed in cash, with the remainder distributed in common stock.

Strategic Consulting Costs

During fiscal 2003 and 2002, we incurred strategic consulting costs of $14.0 million and $4.7 million respectively, in connection with several of our new strategic objectives. Initially, these strategic consulting firms were engaged to assist our board of directors and management in the evaluation of our existing business model and the development of our strategic alternatives. Additional services were procured to assist in the evaluation of our pharmacy sales and marketing function, the bid selection process in connection with the potential sale or spin-off of the eldercare business and, more recently, the legal, accounting and other professional fees directly attributed to the spin-off transaction. Strategic consulting costs in fiscal 2003 also include executive compensation of $2.2 million which relates to certain incentive compensation to recruit John J. Arlotta as the Company's new chief executive officer and incentive compensation paid to Robert H. Fish for services rendered during his term as the interim chief executive officer. During Mr. Fish’s term as interim chief executive officer, his primary objectives were focused on the Company’s pharmacy transformation initiatives.

We recognize the cost of such consulting fees as the services are performed.

We expect to incur approximately $30 million of additional strategic planning, severance and other related costs (excluding deferred financing costs) in fiscal 2004, principally to consummate the spin-off transaction.

Asset Impairments

During fiscal 2002, we incurred $0.4 million of asset impairment charges consisting of the write-down in carrying value of one idle eldercare real estate property.

ElderTrust Transactions:

On September 11, 2003, GHC entered into agreements with ElderTrust, a real estate investment trust from who GHC currently or previously leased or subleased 18 of its eldercare facilities and eight managed and jointly-owned facilities. The principal terms of the agreements are as follows:

•
GHC will purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. GHC leases these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively.  On October 29, 2003, GHC purchased one of the aforementioned eldercare facilities having 183 beds for $10.3 million.  The remaining four properties are expected to be purchased by January 2004;

•
GHC agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties currently subleased to GHC by ElderTrust.  On October 29, 2003, GHC paid ElderTrust $2.3 million to reduce the rents of two of the nine aforementioned eldercare facilities, and on

Back to Index

November 7, 2003 paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•	NeighborCare paid ElderTrust $4.4 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NeighborCare to GHC.

On August 13, 2003, GHC acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust. GHC purchased its joint venture partner’s interest in the unconsolidated partnership for $3.1 million and will subsequently purchase one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, GHC paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that will continue to be leased from ElderTrust were extended from 2010 to 2015.

Reorganization:

Background

On June 22, 2000, we and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the same date, our 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries, and certain of its affiliates, also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as “the Chapter 11 cases,” “our bankruptcy” or other general references to these cases, unless the context otherwise requires).

Our and Multicare’s financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significantly adverse impact on the healthcare industry as a whole and on our and Multicare’s cash flows. Second, the federal reimbursement changes exacerbated a long–standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various state Medicaid programs. Third, numerous other factors adversely affected our and Multicare’s cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, we and Multicare were too highly leveraged to service our debt, including our long-term lease obligations.

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

•	Holders of our and Multicare’s pre-Chapter 11 preferred and common stock received no distribution and those instruments were canceled;

•	Claims between us and Multicare were set off against one another and any remaining claims were waived and released; and

Back to Index

•	A new board of directors was constituted.

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

In accordance with SOP 90–7 (as defined below under “Fresh–Start Reporting”), we recorded all expenses and gains incurred as a result of the bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs and net (gain) on debt discharge from continuing operations follows (in thousands):

	Successor Company		Predecessor Company

	2003	2002	2001

Professional, bank and other fees	$—	$2,570	$59,393
Employee benefit related costs, including severance	—	—	16,786
Exit costs of terminated businesses	—	—	5,877
Fresh start valuation adjustments (1)	—	—	932,435
Gain on debt discharge (2)	—	—	(1,460,909)
Post confirmation mortgage adjustment	—	1,700	—

Total debt restructuring and reorganization costs and net gain on debt discharge	$—	$4,270	$(446,418)

(1)
The fresh-start valuation adjustment represents the net write-down to fair value of NeighborCare’s assets and liabilities from continuing operations at September 30, 2001, and does not include $101.3 million of net write-downs attributed to discontinued operations.

(2)
The gain on debt discharge in 2001 represents the relief of NeighborCare’s obligations for liabilities subject to compromise from continuing operations, and does not include $63.9 million attributed to discontinued operations.

Fresh–Start Reporting

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

NCS Transaction Termination Fee

On July 28, 2002, we and our wholly-owned subsidiary, Geneva Sub, Inc., entered into an agreement and plan of merger (the “Merger Agreement”) with NCS HealthCare, Inc. (“NCS”), pursuant to which NCS was to become a wholly-owned subsidiary of us (the “NCS Transaction”). After the Merger Agreement was entered, Omnicare, Inc. made a cash tender offer for all of the NCS shares.

On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior determinations of the Court of Chancery, entered an order preliminary enjoining the consummation of the NCS transaction pending further proceedings.

Back to Index

On December 15, 2002, we entered into a termination and settlement agreement with Omnicare whereby we agreed to terminate the Merger Agreement and Omnicare agreed to pay to us $22 million. In addition, we and Omnicare each agreed to release the other from any claims arising from the Merger Agreement and not commence any action against one another in connection with the Merger Agreement. On December 16, 2002 we provided notice to NCS terminating the Merger Agreement. In fiscal 2003, we recognized a $10.2 million gain resulting from the $22 million break-up fee, net of $11.8 million of costs associated with the proposed NCS transaction.

Medical Supplies Service Agreement

During the third quarter of fiscal 2002, we entered into a seven year agreement with Medline Industries, Inc. for the fulfillment of our bulk medical supply services to its customers. Under the agreement, Medline provides order intake, warehousing, delivery and invoicing services. NeighborCare earns a service fee from Medline for providing sales and marketing services, calculated as a percentage of the revenues earned by Medline for sales to NeighborCare customers. As a result of this agreement, NeighborCare no longer recognizes revenue for the sale of bulk medical supplies to its customers. The agreement does not include certain products and services that NeighborCare continues to sell directly to customers. It is estimated that the agreement resulted in a reduction of pharmacy service revenue of approximately $40.0 million in fiscal 2003 with no significant impact on EBITDA or net income. This agreement was terminated in connection with the spin-off.

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

Amended Pharmacy Service Agreements

On August 15, 2002, we announced that we and HCR Manor Care, Inc. agreed to withdraw all outstanding legal actions against each other stemming from our acquisition of HCR Manor Care’s pharmacy subsidiary, Vitalink. We and HCR Manor Care also agreed to withdraw the prior pharmacy service agreement that was set to expire in 2004 and entered into a new pharmacy service agreement. The new pharmacy service agreement runs through January 2006 and covers approximately 200 of HCR Manor Care’s facilities. The pricing in the new pharmacy service agreement was reduced by approximately $12.8 million annually based upon then current sales volumes.

In September 2002, we were awarded a contract to serve 6,892 beds owned by the State of New Jersey under a three year agreement with the option for two one-year extensions. NeighborCare was the encumbant pharmacy provider serving these beds under a 1996 agreement of an initial term of three years which was extended through September 30, 2002. The new contract was awarded through New Jersey’s competitive bidding process, and was bid by us at reimbursement rates lower than the prior agreement. The revenue reduction associated with the new pharmacy agreement is approximately $7.2 million annually based upon then current sales volumes.

Assets Held for Sale and Discontinued Operations

In the normal course of business, we continually evaluate the performance of our operating units, with an emphasis on selling or closing under-performing or non-strategic assets. On September 30, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any cost to exit such businesses in the year of discontinuation, are

Back to Index

classified as discontinued operations in the consolidated statements of operations. Businesses sold or closed prior to our adoption of SFAS 144 continue to be reported in the results of continuing operations.

Since our adoption of SFAS 144, we have classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted us to sell our otherwise profitable operations in the state of Florida during fiscal 2003. Since our inception, we have continued to develop our eldercare network in concentrated geographic markets in the eastern United States. The geographic location of our eldercare centers in the states of Illinois and Wisconsin relative to our strategic geographic markets, combined with the operating performance of those centers, prompted us to identify those assets as held for sale during fiscal 2002. In addition to these assets, we identified 13 eldercare centers in other states, one rehabilitation services clinic, two physician services practice and our ambulance business as held for sale or closed due to under-performance.

Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations in fiscal 2003, fiscal 2002 and fiscal 2001 was $2.3 million, $3.8 million, and $8.6 million, respectively.

We have separately classified $18.3 million and $46.1 million of carrying value associated with our assets held for sale in our consolidated balance sheets at September 30, 2003 and 2002, respectively.

The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2003, 2002, and 2001 (in thousands):

	Successor Company		Predecessor Company

	Years Ended September 30,		Year Ended September 30, 2001

	2003	2002

Net revenues	$144,279	$261,879	$259,014

Net operating loss of discontinued businesses	$(20,779)	$(2,296)	$(24,388)
Loss on discontinuation of businesses	(14,168)	(11,004)	—
Income tax benefit	13,822	4,959	—

Loss from discontinued operations, net of taxes	$(21,125)	$(8,341)	$(24,388)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.

The operations of GHC spun-off on December 1, 2003 will be reported as discontinued operations beginning in fiscal 2004.

Results of Operations

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh-start reporting effective September 30, 2001, the financial information presented in the consolidated statements of operations and the statements of cash flows for the fiscal years ended September 30, 2003 and 2002 are generally not comparable to the financial results for the corresponding period in fiscal 2001. To highlight the lack of comparability, a solid vertical line separates the pre-

Back to Index

emergence financial information from the post-emergence financial information in the accompanying consolidated financial statements and the notes thereto. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh-start reporting, while those labeled “Successor Company” refer to periods following adoption of fresh-start reporting.

The lack of comparability in the accompanying consolidated financial statements is most apparent in our capital costs (lease, interest, depreciation and amortization), as well as with debt restructuring and reorganization costs and net (gain) on debt discharge, and preferred dividends. We believe that business segment operating revenue and EBITDA of the Predecessor Company are generally comparable to those of the Successor Company.

Fiscal 2003, fiscal 2002 and fiscal 2001 financial information has been adjusted to exclude operations identified as discontinued, including assets held for sale, since our September 30, 2001 adoption of SFAS No. 144. Properties identified as discontinued prior to our September 30, 2001 adoption of SFAS No. 144 continue to be reflected in the results from continuing operations. See “ — Certain Transactions and Events — Assets Held for Sale and Discontinued Operations.”

Reconciliation of Net Income to EBITDA

The following table reconciles our non-GAAP measure of EBITDA to our net income available to common shareholders.  See “— Reasons for Non-GAAP Financial Disclosure” (in thousands):

	Successor Company		Predecessor Company

	Years ended September 30,		Year ended September 30,
	2003	2002	2001

Net income available to common shareholders - as reported	$29,987	$70,167	$246,474
Add back:
Loss from discontinued operations, net of taxes	21,125	8,341	24,388
Preferred stock dividends	2,701	2,599	45,623
Equity in (net income) loss of unconsolidated affiliates	(1,184)	(2,165)	10,213
Minority interests	5,194	2,838	(2,249)
Income tax expense	28,674	35,103	—
Interest expense	40,917	41,183	114,404
Depreciation and amortization expense	66,384	59,449	99,898

EBITDA	$193,798	$217,515	$538,751

The results of operations discussion includes EBITDA. For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

Management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business. We use EBITDA primarily as a performance measure. We use EBITDA as a measure to assess the relative performance of our operating businesses, as well as the employees responsible for operating such businesses. EBITDA is useful in this regard because it does not include such costs as interest expense, income taxes and depreciation and amortization expense, which may vary from business unit to business unit depending upon such factors as the method used to finance the original purchase of the business unit or the tax law in the state in which a business unit operates. By excluding such factors, when measuring financial performance, many of which are outside of the control of the employees responsible for operating our business units, management is better able to evaluate operating performance of the business unit and the employees responsible for business unit performance. Consequently, management uses EBITDA to determine the extent to which our employees have met financial performance goals, and therefore may or may not be eligible for incentive compensation awards. We also use

Back to Index

EBITDA in our annual budget process. We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance. Although we use EBITDA as a financial measure to assess the performance of our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our less than 100% owned operations and the operating results of our discontinued businesses. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBTIDA as the only measure of our performance could draw an incomplete or misleading conclusion regarding our financial performance. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of our performance.  EBITDA should be considered in addition to, not as a substitute for, or superior to, GAAP financial measures or as indicators of operating performance.

We define EBITDA as earnings from continuing operations before equity in net income (loss) of unconsolidated affiliates, minority interests, interest, taxes, depreciation and amortization. Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income (loss) as defined by GAAP.

Fiscal 2003 Compared to Fiscal 2002

Consolidated Overview

For the current fiscal year, revenues were $2,649.0 million, an increase of $163.2 million, or 6.6%, over the prior fiscal year.  Of this growth, pharmacy services revenue to external customers increased by $113.5 million, inpatient services revenue increased by $28.2 million and all other business lines grew $21.5 million. See “— Segment Results” below for a discussion of inpatient services and pharmacy services revenue fluctuations.  The other revenue increase of $21.5 million is principally attributed to growth in our rehabilitation services business due to the net addition of 85 new customers, which contributed an additional $21.3 million of revenues.

Net income available to common shareholders for the current fiscal year declined $40.2 million, or 57.3%, to $30.0 million compared to $70.2 million for the prior fiscal year.  The decline in net income is principally attributed to $12.8 million of higher after-tax losses reported by our discontinued operations, $6.9 million of growth in depreciation and amortization expense, $3.3 million of higher earnings levels of our less than 100% owned subsidiaries attributed to our investment partners, partially offset by $6.4 million of reduced income tax expense from continuing operations.  The reasons for each of the above mentioned fluctuations are addressed in the paragraphs that follow. The remaining decline in net income available to common shareholders of approximately $23.6 million is attributed to the matters described under the following bullets:

•
A $14.3 million increase in the EBITDA of our pharmacy services segment, principally due to revenue growth and the realization of our pharmacy margin expansion initiatives.  See “— Segment Results” for a more in-depth discussion of the results of our pharmacy services segment.

•
A $20.1 million decline in the EBITDA of our inpatient services segment, principally due to the negative impact of the Skilled Nursing Facility Medicare Cliff.  See “— Segment Results” for a more in-depth discussion of the results of our inpatient services segment.

•	An $8.3 million decline in all other businesses’ EBITDA, principally due to a decline in the operating performance of our hospitality service business. $6.3 million of this decline is attributed to a change in the pricing charged by our hospitality service business to our inpatient services segment for dietary, housekeeping and laundry management services. The remaining $2 million of deterioration is primarily the result of lost external hospitality service business. The hospitality service business is not considered a component of our core businesses or strategy.

•
A $5.3 million decrease in fiscal 2003 general and administrative costs principally due to the results of our overhead reductions initiatives and reduced stock based compensation expenses in the current year period.

•
A $6.8 million increase in fiscal 2003 costs incurred in connection with our strategic planning, severance and other related costs versus the same period in the prior year.  The cost increase was centered in strategic consulting costs.  See “— Certain Transactions and Events — Change in Strategic Direction and Objectives” for the composition of such costs incurred in the current year.

Back to Index

•
A $4.3 million decrease in debt restructuring and reorganization costs as a result of the recognition in the prior year-to-date period of approximately $2.6 million of reorganization costs for post confirmation liabilities payable to the United States Trustee related to the Chapter 11 proceedings, as well as recording debt restructuring and reorganization costs resulting from a settlement reached with a lender of a pre-petition mortgage obligation for an amount that exceeded the estimated loan value established in the September 30, 2001 fresh-start balance sheet by approximately $1.7 million.

•
A $12.4 million decrease in fiscal 2003 net gains from break-up fees and other settlements (net gains).  In the current year-to-date period we recorded $11.3 million of net gains composed of a $10.2 million net break-up fee earned in connection with the proposed NCS transaction (see  “ — Certain Transactions and Events — NCS Transaction Termination Fee”) and $1.1 million of net gain resulting from the early extinguishment of debt.  In the prior year-to-date period we recorded a net gain of approximately $23.8 million, principally related to an arbitration award.

Depreciation and amortization expense increased $6.9 million, or 11.7%, to $66.4 million for the current fiscal year compared to $59.5 million for the prior fiscal year.  The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year in excess of fixed asset retirements, and from the amortization of certain identifiable intangible assets acquired since the prior year.

Interest expense was relatively flat with a $0.3 million, or 0.6%, decrease for the current fiscal year to $40.9 million, compared to $41.2 million in the prior fiscal year.  Debt levels and the corresponding interest expense attributable to our continuing operations are lower than the same period in the prior year due to unscheduled debt repayments.  This reduction is offset with the incremental costs of our derivative financial instruments entered into in the fourth quarter of fiscal 2002, which fixed or capped our interest cost on $275 million of debt.

Income tax expense for the current and prior year to date periods were offset by tax credits of $4.4 million and $10.3 million, respectively, pursuant to the Job Creation and Worker Assistance Act of 2002.  Our income tax expense is otherwise estimated using an effective tax rate of approximately 40.1% in the current year to date period and 39.1% in the prior year to date period.  The increase in the current year effective tax rate is due to the non-deductibility of certain costs related to the spin-off of GHC.

Equity in net income of unconsolidated affiliates for the current fiscal year was $1.2 million compared to our equity in net income of unconsolidated affiliates of $2.2 million for the prior fiscal year.  The $1.0 million decrease in the current year is primarily due to the negative impact of the Skilled Nursing Facility Medicare Cliff on the operating results of eldercare centers that we jointly-own, as well as our purchase in July 2003 of four eldercare centers that were previously jointly-owned and are therefore no longer accounted for under the equity method of accounting.

Minority interests expense increased $2.4 million for the current fiscal year to $5.2 million compared to $2.8 million for the comparable prior fiscal year due primarily to the operational growth and improved operating performance of certain consolidated pharmacy joint-venture partnerships.

Preferred stock dividends were relatively unchanged at $2.7 million for the current fiscal year versus $2.6 million for the prior fiscal year.  Preferred stock dividends are accrued in the form of additional shares of preferred stock (paid-in-kind).

Loss from discontinued operations, net of taxes, was $21.1 million in the current fiscal year and $8.3 million in the prior fiscal year.  The change is due in part to an $8.9 million (after-tax) write-down of assets classified as discontinued in the current fiscal year compared to $6.7 million (after-tax) recorded in the prior fiscal year, combined with the relative results of operations of those businesses identified as discontinued operations.  The

Back to Index

deterioration in the operating results of our discontinued businesses is attributed to the impact of the Skilled Nursing Facility Medicare Cliff on such operations and adverse self-insured liability claims development associated with our discontinued Florida properties.  See “— Certain Transactions and Events — Assets Held For Sale and Discontinued Operations.”

Segment Results

For fiscal 2003 and 2002, we had two reportable segments: (1) pharmacy services and (2) inpatient services. For a reconciliation of segment financial information to the consolidated statements of operations, see note 21 to our consolidated financial statements — “Segment Information” of Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Pharmacy Services

Pharmacy services revenue (before intersegment eliminations) increased $91.0 million, or 7.4%, to $1,313.4 million in the current fiscal year compared to $1,222.4 million for the same period in the prior year. Revenues from intersegment customers, which are eliminated in consolidation, decreased $22.5 million, or 22.4%, to $78.0 million for the current fiscal year compared to $100.5 million for the same period in the prior year. The increase in pharmacy service revenues (before intersegment eliminations) is net of approximately $40.0 million of reduced medical supply revenue resulting from transferring the fulfillment of medical supply services to Medline and net of approximately $20.0 million of reduced revenue related to price concessions afforded in the extension of our contracts with Manor Care and the State of New Jersey.  The gross increase of $151.0 million in pharmacy services revenue is attributable to favorable changes in bed mix, higher patient acuity mix and drug price inflation.

EBITDA of the pharmacy services segment increased $14.3 million, or 12.8%, to $126.7 million for the current fiscal year from $112.3 million for the prior fiscal year. EBITDA margin improved to 9.6% in the current fiscal year from 9.2% for the same period in the prior year.  EBITDA growth is attributed to the net growth in revenues previously described and improved cost controls.  Cost of sales (before intersegment eliminations) increased $64.0 million, or 8.4%, for the current fiscal year, to $828.0 million from $764.0 million for the same period in the prior year. Of this growth, $56.9 million is attributed to pharmacy services revenue growth and $7.1 million is due to margin compression related changes in payor mix and reductions in reimbursement rates. As a percentage of revenue, cost of sales was 63.0% for the current fiscal year and 62.5% for the same period in the prior year. Included in other operating expenses for this segment are salaries, wages and benefits which increased $10.4 million, or 4.9%, to $222.1 million from $211.7 in the prior year.  As a percentage of revenue, salaries, wages and benefits declined to 16.9% as compared to 17.3% in the prior year.  The remainder of the segment’s other operating expenses include selling, general and administrative expenses which increased to $1.0 million to $99.9 million, or 1%, from $98.9 million in the prior year.  As a percentage of revenues, selling, general and administrative expense declined to 7.6% compared to 8.1% in the prior year.  These declines in operating costs are attributed to improved cost control and the leveraging of fixed costs against increased revenues.

Inpatient Services

Inpatient services revenue increased $28.2 million, or 2.3%, to $1,229.2 million in the current fiscal year from $1,201.1 million for the same period in the prior year.  Of this increase, $23.5 million is attributed to increased payment rates.  Our average rate per patient day in the current fiscal year was $188 compared to $184 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by increased average Medicaid rates ($148 in 2003 versus $138 in 2002), offset by a decline in our average Medicare rate per patient day ($314 in 2003 versus $340 in 2002) due to the $24.8 million net impact of the October 1, 2002 Skilled Nursing Facility Medicare Cliff. $10.0 million of the overall revenue increase resulted from the revenues of four eldercare centers acquired in July 2003.  Such increases were offset by a decrease in revenue of $7.8 million resulting from an overall decrease in occupancy, partially mitigated by $2.5 million of increased revenues primarily due to a favorable shift in payor mix.  The favorable shift in payor mix resulted from Medicare census representing 0.8% more of total census in 2003 than in 2002.  Total patient days increased 7,983 to 6,545,759 in the current fiscal year compared to 6,537,776 for the same period in the prior year.  Of this increase, 59,042 patient days are attributed to the aforementioned four eldercare centers acquired in July 2003, offset by decreased operating census of 51,059 patient days as the result of a decline in overall occupancy.  Our occupancy was 91% and 92% in the current and prior year periods, respectively.

Back to Index

EBITDA for the inpatient services segment in the current fiscal year decreased $20.1 million, or 14.3%, to $120.8 million compared to $140.9 million for the same period last year.  EBITDA margin declined to 9.8% from 11.7% for the same periods, respectively.  Operating margins were adversely impacted by the $24.8 million impact of the Skilled Nursing Facility Medicare Cliff, an overall reduction in occupancy and increased operating expenses.  The preceding were partially mitigated by the favorable increases in state Medicaid rates and less reliance on agency labor.  Operating expenses, including salaries, wages and benefits, and other operating expenses, grew by $48.3 million, or 4.6%, to $1,108.5 million for the current fiscal year compared to the same period in the prior year.  $9.2 million of such growth was due to eldercare centers acquired in July 2003. The remaining $39.1 million of growth in operating expense is principally attributed to wage rate pressures related to a highly competitive market for healthcare professionals and increased ancillary utilization resulting from increased Medicare census.  Nursing labor costs, including both employed and agency labor, increased to $77.73 per patient day in the current fiscal year, or 5.3%, from the same period in the prior year.  This increase is principally driven by inflationary factors which were partially mitigated by less reliance on agency labor (primarily nursing costs), resulting from improved hiring and retention trends.  Other operating expense declined in the current fiscal year by $9.1 million, principally due to reduced agency utilization and reduced pricing from our hospitality service business for dietary, housekeeping and laundry management services, partially offset by increased ancillary costs.

Fiscal 2002 Compared to Fiscal 2001

Consolidated Overview

For fiscal 2002 revenues grew $158.7 million, or 6.8%, to $2,485.8 million compared to $2,327.1 million for the same period in the prior year. Of this growth, external pharmacy services revenue increased by $86.7 million, inpatient services revenue grew by $64.8 million and all other business lines grew $7.2 million. See “ — Segment Results” discussed further in this section for a discussion of revenue fluctuations.

Net income available to common shareholders in fiscal 2002 declined $176.3 million, or 71.5%, to $70.2 million compared to $246.5 million for the prior fiscal year.  The decline in net income is principally attributed to $35.1 million of growth in income tax expense, partially offset by $16.0 million of decreased after-tax losses reported by our discontinued operations, $7.3 million of lower earnings levels of our less than 100% owned subsidiaries attributed to our investment partners, $43.0 million of decreased preferred stock dividends and decreases of $73.2 million and $40.5 million in interest expense and depreciation and amortization expense, respectively.  The reasons for each of the above mentioned fluctuations are addressed in the paragraphs that follow. The remaining decline in net income available to common shareholders of approximately $321.2 million is attributed to the matters described under the following bullets:

•
An $11.8 million increase in the EBITDA of our pharmacy services segment, principally due to revenue growth and increased margins.  See “— Segment Results” for a more in-depth discussion of the results of our pharmacy services segment.

•
A $24.9 million increase in the EBITDA of our inpatient services segment, principally due to increased payment rates.  See “— Segment Results” for a more in-depth discussion of the results of our inpatient services segment.

•	A $2.0 million increase in all other businesses’ EBITDA, principally due to the improved operating performance of our rehabilitation services business.

•
An $18.6 million increase in fiscal 2002 general and administrative costs resulting from approximately $9 million of additional expenses for self-insured liability claims, approximately $5 million due to changes in our employee incentive compensation program and the remainder is principally attributed to inflationary increases in cost.

•
A $450.5 million increase in fiscal 2002 debt restructuring and reorganization costs and net gain on debt discharge primarily due to $1,460.9 million of gains recognized during fiscal 2001 in connection with the discharge of liabilities subject to compromise pursuant to our joint plan of reorganization, partially offset by $1,014.5 of costs recognized during fiscal 2001, primarily consisting of fresh-start valuation adjustments. Fresh-start valuation adjustments

Back to Index

were recorded pursuant to the provisions of SOP 90-7, which require entities to record their assets and their liabilities at estimated fair values. The fresh-start valuation adjustment as described relates only to continuing operations and is principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated. In fiscal 2002, $4.3 million of debt restructuring and reorganization costs were recognized.

•	A $106.4 million decrease in fiscal 2002 operating expenses due to the recognition in fiscal 2001 of costs in connection with certain uncollectible receivables, insurance related costs and other charges included in other operating expenses. Cost components included: (a) $30.0 million of notes receivable, advances, and trade receivables, due from affiliated businesses formerly owned or managed deemed uncollectible, (b) $38.9 million of uncollectible trade receivables, (c) $15.1 million of self-insured and related program costs, (d) $22.4 million of other charges principally related to contract and litigation matters and settlements, and certain other charges.

•	A $23.8 million increase in fiscal 2002 net gains from break-up fees and other settlements (net gains). During fiscal 2002, we recorded a net gain of $21.9 million resulting from the award in the Manor Care arbitration. In addition, we also recorded $1.9 million of gains on other legal settlements in fiscal 2002.

•	A $21.5 million decrease in fiscal 2002 costs incurred in connection with our strategic planning, severance and other related costs in fiscal 2002.

•	A $0.5 million net loss on sale of eldercare centers recognized in fiscal 2001. In October 2000, we sold an idle 232 bed eldercare center for cash consideration of $7 million, resulting in a net gain on sale of $1.8 million. In April 2001, we sold an operational 121 bed eldercare center for cash consideration of $0.5 million, resulting in a net loss of $2.3 million.

Depreciation and amortization expense decreased $40.5 million to $59.4 million in fiscal 2002 compared to $99.9 million for the same period in the prior year. The decrease was primarily caused by the impact of fresh-start reporting on the carrying value of our property, plant and equipment, which were adjusted to their estimated fair values as of September 30, 2001, and our September 30, 2001 adoption of an accounting pronouncement which no longer requires the amortization of goodwill.

Interest expense decreased $73.2 million in fiscal 2002 to $41.2 million, compared to $114.4 million for the same period in the prior year. In fiscal 2001, in accordance with SOP 90-7, we ceased accruing interest following the petition date, June 22, 2000, on certain long-term debt instruments classified as liabilities subject to compromise. Our contractual interest expense in fiscal 2001 was $209.8 million, leaving $95.4 million of interest expense unaccrued for that period as a result of the Chapter 11 cases. Interest expense in fiscal 2002 was accrued at the contractual rates. Contractual interest expense in fiscal 2002 decreased by $168.6 million compared to the same period in the prior year. This decrease is attributed to the overall reduction of debt levels following our emergence from bankruptcy in addition to a lower weighted average borrowing rate.

Income tax expense in fiscal 2002 of $45.4 million was offset by a $10.3 million tax credit realized pursuant to the Job Creation and Worker Assistance Act of 2002. Our income tax expense is otherwise estimated using an effective tax rate of 39.1%. We did not record any income tax expense in fiscal 2001 due to our operating losses.

Equity in net income of unconsolidated affiliates in fiscal 2002 was $2.2 million compared to equity in net loss of unconsolidated affiliates of $10.2 million for the same period in the prior year, which is attributed to changes in the earnings / losses reported by our unconsolidated affiliates.  The less favorable operating performance of our unconsolidated affiliates in fiscal 2001 is attributed to certain asset impairment charges recorded by our affiliates in that year.

Minority interests expense increased by $5.1 million in fiscal 2002 to expense of $2.8 million compared to income of $2.2 million for the comparable period in the prior year.  The increase is primarily due to a pharmacy joint-venture partnership initiated in 2002 and improved operating performance of certain other consolidated pharmacy joint-venture partnerships.

Back to Index

Preferred stock dividends decreased $43.0 million to $2.6 million in fiscal 2002 compared to $45.6 million for the comparable period in the prior year. This decrease is attributed to the cancellation of our predecessor company preferred stock and related dividends, and offset with dividends on $42.6 million of the preferred stock issued in connection with our joint plan of reorganization.

Losses from discontinued operations decreased $16.1 million in fiscal 2002, to $8.3 million from $24.4 million for the same period in the prior year. The decrease in losses from discontinued operations in fiscal 2002 compared to the same period in the prior year is principally due to the level of fixed asset write-downs to fair value in the 2001 period by the discontinued businesses in connection with their adoption of fresh start reporting. See “— Certain Transactions and Events — Assets Held For Sale and Discontinued Operations.”

Segment Results

Pharmacy Services

Pharmacy services revenue (before intersegment eliminations) increased $89.1 million, or 7.9%, to $1,222.4 million in fiscal 2002 compared to $1,133.3 million for the same period in the prior year. Revenues from intersegment customers, which are eliminated in consolidation, increased $2.4 million, or 2.4%, to $100.5 million in fiscal 2002 compared to $98.1 million for the same period in the prior year. Pharmacy service revenues with external customers increased $86.7 million, or 8.4%, due to favorable changes in bed mix and patient acuity, and drug price inflation.

EBITDA of the pharmacy services segment increased $11.8 million, or 11.7%, to $112.3 million in fiscal 2002 from $100.6 million for the same period in the prior year. EBITDA margin improved to 9.2% in fiscal 2002 from 8.9% in the same period in the prior year. EBITDA growth is attributed to the net growth in revenues previously described and improved cost controls.  Cost of sales (before intersegment eliminations) increased $61.3 million, or 8.7%, in fiscal 2002, to $764.0 million from $702.7 million for the same period in the prior year. Of this growth, $55.7 million is attributed to pharmacy and medical supply revenue growth, and $5.6 million is due to margin compression related changes in payor mix and reductions in reimbursement rates. As a percentage of revenue, cost of sales in fiscal 2002 and 2001 was 62.5% and 62.0%, respectively. Other operating expenses for this segment, including salaries, wages and benefits, increased $16.0 million, or 4.8%, to $346.0 million in fiscal 2002 compared to $330.0 million for the same period in the prior year. As a percentage of revenue, other operating costs declined to 28.3% in fiscal 2002 from 29.1% for the comparable period in the prior year. This decline is attributed to improved cost control and the leveraging of fixed costs against increased revenues.

Inpatient Services

Inpatient services revenue increased $64.8 million, or 5.7%, to $1,201.1 million in fiscal 2002 from $1,136.3 million for the same period in the previous year. Of this increase, $67.2 million is principally attributed to increased payment rates. Our average rate per patient day in fiscal 2002 was $184 compared to $171 for the comparable period in the prior year. This increase in the average rate per patient day is principally driven by the full year effect of the April, 2001 implementation of the Benefits Improvement and Protection Act on our average Medicare rate per patient day ($340 in 2002 versus $327 in 2001), as well as increased Medicaid rates ($138 in 2002 versus $128 in 2001) in certain states, most notably in Maryland.  Revenues improved by $11.7 million due to a favorable shift in payor mix resulting from Medicare census representing 1.5% more of total census in 2002 than in 2001.   The preceding were offset by a decrease in revenue of $17.5 million resulting from eldercare center divestitures.  Total patient days decreased 114,361 to 6,537,776 in fiscal 2002 compared to 6,652,137 in fiscal 2001. Of this decrease, 121,768 patient days are attributed to eldercare center divestitures being offset by increased operating census of 7,407 patient days as the result of an increase in overall occupancy.  Our occupancy was 92% in both fiscal year 2002 and 2001. Increased Medicare Part B volume was the primary reason for the remaining $3.4 million of increased revenue in fiscal 2002.

EBITDA for the inpatient services segment in fiscal 2002 increased $24.9 million, or 21.5%, to $140.9 million in fiscal 2002 from $116.0 million in fiscal 2001. EBITDA margin increased to 11.7% from 10.2% for the same periods, respectively.  The improvement in operating margins was primarily the result of improved Medicare and Medicaid payment rates.  Operating expenses, including salaries, wages and

Back to Index

benefits, and other operating expenses, grew by $39.9 million, or 3.9%, to $1,060.2 million in fiscal 2002 compared to the same period in the prior year. The primary cost for this segment is salary, wage and benefit costs, which increased $18.9 million, or 3.4% in fiscal 2002 to $576.6 million from $557.7 million for the same period in the prior year. This increase is net of $12.2 million of reduced salary, wage and benefit costs resulting from eldercare center divestitures. Salary, wage and benefit costs, considering the impact of divested eldercare centers, increased $31.1 million, or 5.7%, driven by inflationary cost increases and the relative mix of employed labor versus agency labor costs. As a percentage of net revenue, salary, wage and benefit costs, once adjusted for the impact of divested eldercare centers, was 48.0% in fiscal 2002 compared to 48.8% for the comparable period in the prior year. The decline in this ratio is attributed to a disproportionate increase in revenue as a result of the full year impact of the Benefits Improvement Protection Act in 2002 as compared to the increase in labor related costs. The inpatient services segment has experienced continued pressure on wage and benefit related costs mitigated by less reliance on agency labor (primarily nursing costs) resulting from improved hiring and retention trends. Other operating expenses, once reduced for the impact of divested eldercare centers ($8.1 million in fiscal 2001), increased $28.4 million, or 6.3%, to $483.0 million in fiscal 2002 compared to $454.5 million in fiscal 2001. The increase was primarily driven by $12.2 million of additional ancillary supply costs to treat a higher acuity customer base, increased property and general liability insurance of $9.5 million and other operating costs of $6.7 million.

Liquidity and Capital Resources

Working Capital and Cash Flows

At September 30, 2003, we had cash and equivalents of $132.7 million, net working capital of $446.7 million and $149.1 million of unused commitment under our $150 million revolving credit facility.

At September 30, 2003, we had restricted investments in marketable securities of $90.6 million, which are held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC are restricted by statutory capital requirements in Bermuda. In addition, certain of these investments are pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC are precluded from freely transferring funds through intercompany loans, advances or cash dividends.

Our cash flow from operations before debt restructuring and reorganization costs in fiscal 2003 generated cash of $115.2 million compared to $233.4 million in fiscal 2002. A year-over-year comparison of the primary operating cash flow activities follows:

•	A reduction in cash flow from operations of $60.8 million, net of charges not requiring funds, principally driven by the $24.8 million negative impact of the Skilled Nursing Facility Medicare Cliff, $11.3 million of reduced cash received in fiscal 2003 from unusual gains associated with the previously described arbitration awards, break-up fees and other settlements, and $12.8 million of increased losses from discontinued operations;

•	Timing of payments for vendor and employee obligations accounted for a $34.1 million decline in operating cash flow in fiscal 2003 versus fiscal 2002; and

•	A use of cash of $17.8 million in fiscal 2003 driven by increased trade accounts receivable caused by growth in operations.

Cash payments for debt restructuring and reorganization costs were $4.7 million in fiscal 2003 compared to $54.2 million for the same period in the prior year.

We believe that cash flow from operations, along with available borrowings under our new financing arrangements described below, are sufficient to meet our current liquidity needs.

Our days sales outstanding at September 30, 2003 was 50 days compared to 54 days at September 30, 2002. This reduction is principally due to improvement in the collection of accounts receivable.

Our net cash used in investing activities in fiscal 2003 was $11.6 million, and includes $59.8 million of capital expenditures, $5.3 million of cash used to purchase two eldercare centers, $5.9 million to purchase a rehabilitation

Back to Index

services business, offset by $55.1 million of proceeds for the sale of eldercare centers principally located in Florida and Illinois. Capital expenditures consist primarily of betterments and expansion of eldercare centers and investments in computer hardware and software.

Our investing activities in fiscal 2003 also include $4.2 million in net investments in restricted investments in marketable securities, representing the current period net funding of self-insured workers’ compensation and general / professional liability insurance retentions held by LHC.

Our financing activities in fiscal 2003 resulted in net cash outflows of $113.6 million, and include $77.4 million of debt repayments and $36.2 million of common stock repurchases. Of the $77.4 million of debt repayments made in fiscal 2003, $24.8 million was the result of an excess cash flow recapture provision, $17.3 million was paid from the net proceeds of the sale of eight skilled nursing facilities in the state of Illinois and the remaining $35.3 million of debt repayments during fiscal 2003 were the result of the early extinguishment of four fixed rate secured loans and scheduled principal payments on all debt instruments. In fiscal 2003, our board of directors authorized us to repurchase up to $50.0 million of our common stock through privately negotiated third party transactions or in the open market. As of September 30, 2003, we had purchased 2.3 million shares of common stock for an aggregate amount of $36.2 million, representing 5.8% of the common stock outstanding.

Following the spin-off, our need for funds arises primarily from our working capital requirements, including the need to finance our receivables, inventory and equipment used to provide services to our pharmacy customers. At the date of the spin-off we had approximately $72.1 million of cash to fund working capital needs. We currently have a $37.9 million deposit with our primary pharmaceutical wholesaler which equates to negative four days payment terms. The deposit is fully refundable to us at our request. This, combined with our contractual ability to go to 15 day payment terms, provides us the ability to use these funds as an additional reserve to meet our working capital requirements, debt service and other cash needs over the next year, if needed. We believe that net cash provided by our operating activities will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year. We also believe that funds available through the revolving line of credit described below under “— New Financing Arrangements” will provide the necessary resources to expand and grow our pharmacy business either through internal growth or acquisitions.

New Financing Arrangements

In connection with the spin-off of GHC, the Company restructured and refinanced nearly all of its indebtedness. At September 30, 2003, the Company had a senior secured credit facility of $315.0 million, senior secured notes of $240.2 million and other secured debt of $56.4 million, along with an undrawn $150.0 million revolving credit facility.  In the first quarter of fiscal 2004, prior to the spin-off, both we and GHC entered into new financing arrangements in an effort to extinguish all senior secured joint and several debt and to provide adequate capital to both separate organizations. As such, we and GHC entered into the following new financing arrangements:

NeighborCare:

•	$250.0 million, 6.875% senior subordinated notes due 2013; and

•	$100.0 million, undrawn revolving credit facility due 2008. Interest at LIBOR plus 2.00% on borrowings and a commitment fee of 0.50% on any unused commitment.

GHC:

•	$225.0 million, 8% senior subordinated notes due 2013;

•	$185.0 million, fully drawn term loan due 2010. Interest at LIBOR plus 2.75%; and

•	$75.0 million, undrawn revolving credit facility due 2008. Interest at LIBOR plus 3.00% on borrowings; and a commitment fee of 0.50% on any unused commitment.

The $660.0 million of proceeds from the new financing arrangements were used to repay our previously held senior credit facility of $315.0 million ($246.0 million term loan and $68.2 million delayed drawn term loan) and our previously held $240.2 million senior secured notes, which occurred in the first quarter of fiscal 2004.

Back to Index

The remaining proceeds of approximately $104.8 million were used to pay for approximately $21.0 million of financing fees related to the new financing arrangements, with the remaining $83.8 million used to provide additional liquidity to both organizations to fund both working capital and other requirements.

The agreements and instruments governing our new financing arrangements contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	pay dividends, redeem stock or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.

Our new financing arrangements require us to maintain compliance with certain financial and non–financial covenants, including minimum EBITDA (earnings before interest, taxes, depreciation and amortization); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

Under the terms of NeighborCare’s and GHC’s senior subordinated notes, the notes are not redeemable until on or after November 15, 2008 and October 28, 2008, respectively. We and GHC may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before November 15, 2006 and October 15, 2006, respectively at 106.875% and 108.000%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes.

Contractual Obligations and Commitments

We have future obligations for debt repayments, capital leases, and future minimum rentals under operating leases. The obligations as of September 30, 2003 are summarized as follows (in thousands):

		Payments Due by Period

Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Long-term debt	$601,746	$15,872	$16,398	$533,639	$35,837
Capital lease obligations	9,873	4,263	4,580	1,022	8
Operating leases	137,851	29,109	50,913	40,503	17,326

	$749,470	$49,244	$71,891	$575,164	$53,171

Certain of our underlying long-term debt and lease obligations require us to maintain compliance with financial and non–financial covenants, including minimum EBITDAR (earnings before interest, taxes, depreciation, amortization and rents); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth. Failure to meet these covenants or the occurrence of other defaults, such as non-payment, could result in the acceleration of the maturity of such obligations.

A majority of the Company’s long-term debt obligations were repaid subsequent to September 30, 2003 in connection with the spin-off. See “— New Financing Arrangements.” All of the capital lease obligations and a portion of the operating lease obligations are attributed to NeighborCare and will continue to be our commitments after the spin-off.

Back to Index

Off-Balance Sheet Commitments

In addition to the contractual obligations and commitments described above, we also have contingent obligations related to outstanding lines of credit, letters of credit and guarantees. These commitments as of September 30, 2003 are summarized as follows (in thousands):

		Amount of Commitment Expiration Per Period

Off-Balance Sheet Commitments	Total	Less than 1 year	1-3 years	4-5 years	Thereafter

Lines of credit	$2,765	$—	$—	$—	$2,765
Letters of credit	894	894	—	—	—
Guarantees	23,184	8,623	1,706	12,430	425

	$26,843	$9,517	$1,706	$12,430	$3,190

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

The Company has an agreement with a vendor, which supplies approximately 98% of the Company’s pharmaceutical products, pursuant to which the Company is required to maintain a deposit to secure purchase terms. The deposit of $37.9 million and $32.7 million at September 30, 2003 and 2002, respectively, is refundable upon the Company’s election of alternative purchase terms.

We have extended $7.4 million in working capital lines of credit to certain jointly owned and managed companies, of which $4.6 million were unused at September 30, 2003. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

We have posted $0.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on our balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

We are a party to joint venture partnerships whereby our ownership interests are 50% or less of the total capital of the partnerships. We account for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with ours. The carrying value of our investment in joint venture partnerships is $8.8 million at September 30, 2003. Our share of the income (loss) of these partnerships for the years ended September 30, 2003, 2002 and 2001 was $1.2 million, $2.2 million and ($10.2) million, respectively. Although we are not contractually obligated to fund operating losses of these partnerships, in certain cases, we have extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third–parties. We have provided $10.8 million of financial guarantees related to loan commitments of four jointly owned and managed companies. As of September 30, 2003, we have also provided $12.4 million of financial guarantees related to lease obligations of one jointly–owned and managed company of GHC that operates four eldercare centers. This obligation was subsequently relieved in October 2003 upon the sale of the jointly-owned partnership’s leasehold rights to an independent third party. The guarantees are not recorded as liabilities on our balance sheet unless we are required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter–parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Our business activities do not include the use of unconsolidated special purpose entities. All of the off-balance sheet commitments presented above are attributed to GHC’s business and, consequently, will not be our obligations after the spin-off.

Income Taxes

Pursuant to the Job Creation and Worker Assistance Act of 2002, which extended the net operating loss carryback period to five years, the Company was able to carryback certain net operating losses (“NOL”) originating

Back to Index

in the year ended September 30, 2001. This enabled the Company to record $4.4 million and $10.3 million in federal tax refunds during the years ended September 30, 2003 and 2002, respectively.

Following consummation of the Plan, and after reduction for (1) the aforementioned NOL carrybacks and (2) cancellation of prepetition indebtedness as provided under Section 108 of the Internal Revenue Code, the Company had Predecessor Company NOL carry-forwards of $278.0 million, which expire between September 30, 2020 and September 30, 2021. Under applicable limitations imposed by Section 382 of the Internal Revenue Code, the Company’s ability to utilize these loss carry-forwards became subject to an annual limitation of $43.3 million, inclusive of a separate limitation for Multicare. During the years ended September 30, 2003 and 2002, the Company utilized $5.0 million and $8.0 million, respectively, of Predecessor loss carry-forwards. Pursuant to SOP 90–7, the income tax benefit of any Predecessor NOL utilization ultimately serves to reduce goodwill and, thereafter, to increase additional paid-in-capital. The Company has Predecessor NOL carry-forwards of $265.0 million remaining at September 30, 2003. There can be no assurances that the Company will be able to utilize these NOL’s and, consequently, a 100% valuation allowance against these NOL’s has been provided. During fiscal 2003, the Successor Company generated an additional NOL of $27.2 million not subject to annual limitation which is available for carry-forward through the year ended September 30, 2023. Other deferred tax assets include $3.3 million for built–in losses recognized by Multicare during fiscal 2002 in excess of its separate limitation under Section 382.

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

The recently enacted Medicare Modernization Act may have an effect upon our business or to the business of our primary customers, nursing facilities.  Specifically, it increases payments to nursing facilities to cover the high costs of care associated with treatment for AIDS patients, subject to applicable sunsets, while potentially reducing payments for certain outpatient pharmaceutical drugs and biologicals currently reimbursed under the “average wholesale price” methodology.  The legislation shifts the payment methodology from average wholesale price to “average sales price.”  DHHS will have the authority to adjust payment rates where the average sales price does not reflect widely available market prices.  In addition, the legislation will have a significant impact on reimbursement rates for durable medical equipment by freezing durable medical equipment rates from 2004 through 2006.  DHHS will have the authority to adjust rates for the top five most widely used durable medical equipment codes to reflect reimbursement rates paid under the Federal Employee Health Benefit Plan.  The Medicare Modernization Act also provides for increased federal resources being available for prescription drug benefits coverage in 2006.  Finally, the Medicare Modernization Act authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for Medicare beneficiaries between 2004 and 2006.

Because of the recent enactment of the Medicare Modernization Act and its broad scope, we are not in a position to fully assess its impact on our business.  The impact of the legislation depends upon a variety of factors, including patient mix.  It is not clear at this time whether this new legislation will have an overall negative impact on institutional and long-term care pharmacy services.  This legislation may reduce revenue and impose additional costs to the industry.  DHHS has not yet promulgated any final regulations under the Act, as the Act requires it to do.  The impact of these regulations when promulgated, including those regulations relating to the prescription drug discount plan discussed above, is unclear.

Critical Accounting Policies

An accounting policy is considered to be critical if it is important to the registrant’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates

Back to Index

and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has reviewed these critical accounting policies. We believe that the following represents our critical accounting policies. For a summary of all of our significant accounting policies, including critical accounting policies discussed below, see note 1 —“Summary of Significant Accounting Policies” to Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

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

In fiscal 2001, we performed a re–evaluation of our allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables. We believe that such deteriorations were due to several prolonged negative factors related to the operational effects of our bankruptcy filings, personnel shortages, the time demands required in normalizing relations with vendors and addressing a multitude of other bankruptcy issues. As a result of this re–evaluation, we determined that an increase to the allowance for doubtful accounts of $38.9 million was necessary, and certain changes to the aging method resulting in higher levels of allowance for doubtful accounts requirements were also necessary.

Over the past three years, we have continued to refine our assumptions and methodologies underlying the aging method. We believe the assumptions used in aging method employed in fiscal 2003 and 2002, coupled with continued improvements in our collection patterns, suggest that our allowance for doubtful accounts is adequately provided for. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that our current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to our periodic historical collection studies are completed and implemented.

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

Loss Reserves For Certain Self–Insured Programs

General and Professional Liability and Workers Compensation

General and professional liability costs for the long–term care industry have become increasingly expensive. Specifically, rising costs of eldercare malpractice litigation, and losses stemming from these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the State of Florida where, because certain laws allow for significantly higher liability awards than in other states, general liability and professional liability costs have increased substantially. In fiscal 2003, we sold all of our approximately 1,500

Back to Index

skilled nursing and assisted living beds in the State of Florida, representing six percent of our then owned and leased beds.

Prior to June 1, 2000, we had first dollar coverage for general and professional liability costs with third party insurers; accordingly, we have no exposure for claims prior to that date. Effective June 1, 2000, we began insuring a substantial portion of our professional liability risks through our wholly–owned insurance company, LHC. LHC was a wholly-owned subsidiary of GHC as of the date of the spin-off and as a result will not be included in the consolidated financial statements of the Company after the spin-off. Specifically, we are responsible for the first dollar of each claim (on a claims–made basis), up to a self–insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self–insured retention limits amount to $14 million, $22 million and $19 million for the policy years ended May 31, 2004, 2003 and 2002, respectively. For policy years 2004 and 2002, any costs above these retention limits are covered by third-party insurance carriers. For policy year 2003 (June 2002 to May 2003), we have retained an additional self–insurance layer of $5 million. Since the June 1, 2000 inception of the self–insurance program through September 30, 2003, our cumulative self–insurance retention levels are $60 million and our provision for these losses is $45.8 million. Assuming our actual losses were to reach our retention limits in each of the policy years, our additional exposure is approximately $14.2 million which, if incurred, would be recognized as an increase to our other operating expenses in our consolidated statements of operations in the period such exposure became known. In addition, we have provided $5.3 million for the estimated costs of claims incurred but not reported as of September 30, 2003.

Beginning in 1994, we insured our workers compensation exposure, principally via self–insurance retentions and large deductible programs through LHC. In addition, we inherited legacy workers compensation programs from acquisitions we completed.

Over the past three years, the majority of our workers compensation coverage was structured as follows: For policy years 2002–2004 (May 1, 2001 – April 30, 2004) we have large deductible programs, the deductibles for which are insured through LHC; and for policy year 2001 (May 1, 2000 – April 30, 2001) we were insured on a first dollar coverage basis for our Multicare subsidiaries, and insured through an incurred loss retrospectively rated policy for our non–Multicare subsidiaries.

For policy years 2004, 2003 and 2002, we are self-insured through LHC up to the first $0.5 million per incident for workers compensation. All claims above $0.5 million per incident are insured through a third–party insurer. We have annual aggregate self–insured retentions of $47.4 million, $52.8 million and $48 million in policy years 2004, 2003 and 2002, respectively. Claims above these aggregate limits are insured through a third party–insurer as of September 30, 2003. Our provision for losses in these policy years is $53.4 million as of September 30, 2003. Our reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in our consolidated statements of operations.

For policy year 2001, our incurred losses for our non-Multicare subsidiaries for workers compensation recognized through September 30, 2003 were $20.8 million. Our development factors are updated quarterly and are based upon commonly used industry standards. Any changes to the incurred losses are recognized quarterly as an adjustment to salaries, wages and benefits in our consolidated statements of operations. We are insured through a third party insurer for aggregate claims in excess of $44.1 million.

We record outstanding losses and loss expenses for both general and professional liability and workers compensation liability based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using our past experience and industry experience. As of September 30, 2003, our estimated range of discounted outstanding losses for these liabilities is $60.2 million to $74.2 million. Our recorded reserves for these liabilities were $66.4 million as of September 30, 2003, and are included in self–insurance liability reserves in our consolidated balance sheet. We (through LHC) have restricted investments in marketable securities of $90.6 million at September 30, 2003 which are substantially restricted to securing the outstanding claim losses of LHC.

General and professional liability and workers compensation claims are discounted at a rate of 4.5% in 2003 and 2002, which estimates the present value of funds required to pay losses at a future date. Had we provided losses at undiscounted levels at September 30, 2003 and 2002, the reserve for outstanding losses and loss expenses would have been increased by approximately $12 million in 2003 and $6.6 million in 2002.

Back to Index

We believe that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred as of September 30, 2003, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that we will revise our estimates significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

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

We charge our employees a portion of the cost of our self–insured and non self-insured health plans, and we determine this charge at the beginning of each plan year based upon historical and projected medical utilization data, along with projected inflationary increases in medical costs. Any differences between our projections and our actual experience are borne by us. A one percent variance between our projections and the actual medical utilization or inflationary increases in cost would result in a $0.6 million change in our expense, which would be reflected in salaries, wages and benefits in our consolidated statements of operations.

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

Within our pharmacy services segment, we record an estimated contractual allowance against non–private pay revenues and accounts receivable. Accordingly, the net revenues and accounts receivable reported in our consolidated financial statements are recorded at the amount expected to be received. Contractual allowances are adjusted to actual as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by third party payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in customer base, product mix, payor mix reimbursement levels or other issues that may impact contractual allowances.

Within our former inpatient services segment, revenue is recognized in the period the related services are rendered. We derived a substantial portion of our inpatient services revenue under Medicaid and Medicare reimbursement systems.

Within our former inpatient services segment, under certain prospective Medicaid systems and Medicare we are reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined rate.

We recorded contractual adjustments from continuing operations of $544.8 million, $505.8 million and $474.7 million in fiscal year 2003, 2002 and 2001, respectively.

Long–lived Asset Impairments

We account for long–lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” This statement requires that long–lived assets be reviewed for impairment whenever events or changes in circumstances indicate the

Back to Index

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

With regard to goodwill, we adopted SFAS No. 142 on September 30, 2001 in accordance with the early adoptions provisions of SOP 90–7. SFAS No. 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Prior to adopting SFAS No. 142, we amortized goodwill over periods not exceeding 40 years. The impairment test requires us to compare the fair value of our businesses to their carrying value including assigned goodwill. SFAS No.142 requires an impairment test annually. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment exists. We performed the annual impairment test effective September 30, 2003. Virtually all of our goodwill is ascribed to our pharmacy services segment, and the results of this test indicated that the fair value of our pharmacy services segment exceeded carrying amounts.

We use a multiple of future pharmacy services cash flows to determine fair value. Our judgment is required in the estimation of cash flows results and to determine the appropriate multiple. Our estimate of future pharmacy services cash flows is derived from our operating budget for the forthcoming fiscal year, less an estimated corporate overhead allocation calculated as one percent of budgeted pharmacy segment revenues. The multiple is determined from comparable industry transactions. Future operating results and multiples could reasonably differ from the estimates. However, given the substantial margin by which fair value exceeded carrying amounts in the latest goodwill impairment review, we do not anticipate a material impact on the consolidated financial statements from differences in these assumptions.

In fiscal 2001, we recognized a $258 million net write–down of our property, plant and equipment in connection with our adoption of fresh–start reporting. Fresh–start reporting requires companies that emerge from reorganization to adjust their long–lived assets to fair value. We estimated fair value by using both third–party appraisals and commonly used discounted cash flow techniques. These adjustments were recognized as fresh–start valuation adjustments and recorded as debt restructuring and reorganization costs and net gain on debt discharge in the consolidated statements of operations.

Other

Until December 1, 2003, we managed the operations of 57 eldercare centers. Under a majority of these arrangements, we employed the operational staff of the managed business for ease of benefit administration and billed the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, we operated as an agent on behalf of the managed property owner and are not the primary obligor in the context of a traditional employee / employer relationship. Historically, we have treated these transactions on a “net basis” thereby not reflecting the billed labor and benefit costs as a component of our net revenue or expenses. For the fiscal years ended 2003, 2002 and 2001 we billed our managed clients $125.3 million, $140.5 million, and $153.6 million, respectively for such labor related costs.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate increases and payroll tax obligations, seasonal census cycles, and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages. To date, we have offset our increased operating costs by increasing charges for our services and expanding our services. We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See “Cautionary Statements Regarding Forward-Looking Statements,” “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

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

After December 1, 2003, we entered into our new senior credit facility consisting of a $100.0 million revolving credit facility that bears interest based on variable rates.  If we were to borrow the $100.0 million available under the revolving credit facility without entering into any derivative financial instruments, a 1% increase in variable rates of interest would result in additional interest expense of $1.0 million annually.

In connection with the spin-off and the repayment of senior indebtedness the Company terminated the two variable to fixed rate swaps presented below with an aggregate notional amount of $200 million. As a consequence the Company paid the contracting parties approximately $3.5 million which will be accounted for as a spin-off related charge in the first fiscal quarter of 2004.

The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 30, 2003, prior to the changes in our capital structure in connection with the spin-off. Fair values were based upon confirmations from third party financial institutions. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. For interest rate swaps and caps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Maturity Date

($ in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed rate debt	$2,075	$2,085	$2,161	$2,352	$2,023	$35,837	$46,533	$59,260
Weighted average rate	8.20%	8.22%	8.27%	8.31%	8.21%	9.31%	9.07%

Variable rate debt	$13,797	$6,076	$6,076	$529,264	$—	$—	$555,213	$555,213
Weighted average rate	L+4.10%	L+4.10%	L+4.10%	L+4.15%	—	—	L+4.15%

Variable to fixed swaps (2)	$—	$75,000	$—	$125,000	$—	$—	$200,000	$(7,219)
Pay fixed rate	—	3.10%	—	3.77%	—	—	3.52%
Receive variable rate	—	L	—	L	—	—	L

Interest rate cap (1)	$75,000	$—	$—	$—	$—	$—	$75,000	$2

L =	three-month LIBOR (approximately 1.16% at September 30, 2003)

(1)
The interest rate cap pays interest to us when LIBOR exceeds 3%. The amount paid to us is equal to the notional principal balance of $75 million multiplied by (LIBOR minus 3%) in those periods in which LIBOR exceeds 3%.

(2)	Amounts under expected maturity dates represent notional amounts.

Back to Index

Our wholly-owned subsidiary, Liberty Health Corporation, LTD, holds investments in marketable securities. Securities that are affected by market rates of interest at September 30, 2003 amounted to $16.6 million. A 1% change in the rate of interest would result in a change to operating income of $0.2 million annually.

Back to Index

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Back to Index

Independent Auditors’ Report

The Board of Directors and Shareholders
NeighborCare, Inc.

We have audited the accompanying consolidated balance sheets of NeighborCare, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeighborCare, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 with regard to accounting for extinguishment of debt effective October 1, 2002.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 1, 2003, except as to note 14, which is as of December 16, 2003

Back to Index

NeighborCare, Inc.

Consolidated Balance Sheets

	Successor Company

	September 30, 2003	September 30, 2002

	(in thousands, except share and per share data)
Assets:
Current assets:
Cash and equivalents	$132,726	$148,030
Restricted investments in marketable securities	29,320	20,542
Accounts receivable, net allowance for doubtful accounts of $48,628 in 2003 and $55,791 in 2002	366,886	369,969
Inventories	66,747	64,734
Prepaid expenses and other current assets	82,197	71,854
Assets held for sale	7,721	46,134

Total current assets	685,597	721,263

Property, plant and equipment, net	751,996	795,928
Assets held for sale	10,624	—
Restricted investments in marketable securities	61,271	65,605
Notes receivable and other investments	19,252	17,034
Other long-term assets	42,606	34,008
Investments in unconsolidated affiliates	8,822	14,143
Identifiable intangible assets, net	20,866	25,795
Goodwill	337,695	336,701

Total assets	$1,938,729	$2,010,477

Liabilities and Shareholders’ Equity:
Current liabilities:
Current installments of long-term debt	$20,135	$40,744
Accounts payable	58,435	80,248
Accrued expenses	29,493	28,723
Current portion of self-insurance liability reserves	29,320	20,542
Accrued compensation	92,774	91,546
Accrued interest	4,667	5,517
Income taxes payable	4,116	4,937

Total current liabilities	238,940	272,257

Long-term debt	591,484	648,939
Deferred income taxes	50,022	37,191
Self-insurance liability reserves	37,093	36,551
Other long-term liabilities	47,837	48,989
Minority interests	10,359	7,662
Redeemable preferred stock, including accrued dividends	46,831	44,765
Commitments and contingencies
Shareholders’ equity:
Common stock - par $0.02, 200,000,000 authorized, 41,813,603 and 39,872,740 issued, 39,514,351 and 39,872,740 outstanding, and 260,493 and 811,153 to be issued at September 30, 2003 and 2002, respectively	842	830
Additional paid-in-capital	853,540	843,625
Retained earnings	101,290	71,303
Accumulated other comprehensive loss	(3,301)	(1,635)
Treasury stock, at cost – 2,299,252 shares	(36,208)	—

Total shareholders’ equity	916,163	914,123

Total liabilities and shareholders’ equity	$1,938,729	$2,010,477

See accompanying Notes to Consolidated Financial Statements

Back to Index

NeighborCare, Inc.

Consolidated Statements of Operations

	Successor Company Years ended September 30,		Predecessor Company Year ended September 30,

	2003	2002	2001

	(in thousands, except share and per share data)
Net revenues:
Inpatient services	$1,229,239	$1,201,071	$1,136,273
Pharmacy services	1,235,398	1,121,917	1,035,188
Other revenues	184,342	162,800	155,672

Total net revenues	2,648,979	2,485,788	2,327,133

Operating expenses:
Salaries, wages and benefits	1,119,244	1,035,603	981,536
Cost of sales	783,895	705,524	642,836
Other operating expenses	506,869	498,727	581,219
Strategic planning, severance and other related costs	28,286	21,498	—
Net loss on sale of eldercare centers	—	—	540
Net gain from break-up fee and other settlements	(11,337)	(23,768)	—
Depreciation and amortization expense	66,384	59,449	99,898
Lease expense	28,224	26,419	28,669
Interest expense (contractual interest for the year ended September 30, 2001 was $209,822)	40,917	41,183	114,404

Income (loss) before debt restructuring and reorganization costs and net (gain) on debt discharge, income tax expense, equity in net income (loss) of unconsolidated affiliates and minority interests	86,497	121,153	(121,969)
Debt restructuring and reorganization costs and net (gain) on debt discharge	—	4,270	(446,418)

Income before income tax expense, equity in net income (loss) of unconsolidated affiliates and minority interests	86,497	116,883	324,449
Income tax expense	28,674	35,103	—

Income before equity in net income (loss) of unconsolidated affiliates and minority interests	57,823	81,780	324,449
Equity in net income (loss) of unconsolidated affiliates	1,184	2,165	(10,213)
Minority interests	(5,194)	(2,838)	2,249

Income from continuing operations before preferred stock dividends	53,813	81,107	316,485
Preferred stock dividends	2,701	2,599	45,623

Income from continuing operations	51,112	78,508	270,862
Loss from discontinued operations, net of taxes	(21,125)	(8,341)	(24,388)

Net income attributed to common shareholders	$29,987	$70,167	$246,474

Per Common Share Data:
Basic:
Income from continuing operations	$1.25	$1.90	$5.57
Loss from discontinued operations	(0.52)	(0.20)	(0.50)
Net income	$0.74	$1.70	$5.07
Weighted average shares	40,755,507	41,225,564	48,641,456

Diluted:
Income from continuing operations	$1.25	$1.87	$5.57
Loss from discontinued operations	(0.52)	(0.20)	(0.50)
Net income	$0.74	$1.68	$5.07
Weighted average shares - income from continuing operations	43,009,647	43,351,187	48,641,456
Weighted average shares - net income	40,756,587	43,351,187	48,641,456

See accompanying Notes to Consolidated Financial Statements

Back to Index

NeighborCare, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands)	Series G Cumulative Convertible Preferred Stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity (deficit)

Balance at September 30, 2000 (Predecessor Company)	$6	$973	$803,202	$(1,048,540)	$(1,789)	$(243)	$(246,391)

Comprehensive income
Net unrealized gain on marketable securities	—	—	—	—	1,981	—	1,981
Net income	—	—	—	292,097	—	—	292,097
Preferred Stock dividends	—	—	—	(45,623)	—	—	(45,623)

Total comprehensive income							248,455

Balance at September 30, 2001 (Predecessor Company)	$6	$973	$803,202	$(802,066)	$192	$(243)	$2,064

Fresh start adjustments	(6)	(973)	(803,202)	803,202	—	243	(736)
Issuance of common stock	—	820	832,710	—	—	—	833,530

Balance at September 30, 2001 (Successor Company)	$—	$820	$832,710	$1,136	$192	$—	$834,858

Issuance of common stock	—	10	10,915	—	—	—	10,925
Comprehensive income
Net unrealized gain on marketable securities	—	—	—	—	647	—	647
Net change in fair value of interest rate swap and cap agreements	—	—	—	—	(2,474)	—	(2,474)
Net income	—	—	—	72,766	—	—	72,766
Preferred Stock dividends	—	—	—	(2,599)	—	—	(2,599)

Total comprehensive income							68,340

Balance at September 30, 2002 (Successor Company)	$—	$830	$843,625	$71,303	$(1,635)	$—	$914,123

Issuance of common stock	—	12	9,915	—	—	—	9,927
Purchases of common stock for the treasury	—	—	—	—	—	(36,208)	(36,208)
Comprehensive income
Net unrealized gain on marketable securities	—	—	—	—	262	—	262
Net change in fair value of interest rate swap and cap agreements	—	—	—	—	(1,928)	—	(1,928)
Net income	—	—	—	32,688	—	—	32,688
Preferred Stock dividends	—	—	—	(2,701)	—	—	(2,701)

Total comprehensive income							28,321

Balance at September 30, 2003 (Successor Company)	$—	$842	$853,540	$101,290	$(3,301)	$(36,208)	$916,163

See accompanying Notes to Consolidated Financial Statements

Back to Index

NeighborCare, Inc.

Consolidated Statements Of Cash Flows

	Successor Company Years ended September 30,		Predecessor Company Year ended September 30,

	2003	2002	2001

		(in thousands)
Cash flows from operating activities:
Net income attributed to common shareholders	$29,987	$70,167	$246,474
Adjustments to reconcile net income to net cash provided by operating activities:
Charges (credits) included in operations not requiring funds:
Debt restructuring and reorganization costs and net (gain) on debt discharge	—	4,270	(427,640)
Loss on impairment - Discontinuation of businesses	13,215	6,364	110,249
Depreciation and amortization	67,085	65,768	106,189
Provision for losses on accounts receivable	37,838	44,712	49,901
Arbitration award and other legal settlements	—	1,139	—
Non-cash stock compensation	10,196	6,936	—
Equity in (earnings) loss of unconsolidated affiliates and minority interests	4,009	1,259	7,986
Amortization of deferred gains and net unfavorable leases	(4,660)	(5,575)	(7,820)
Loss on sale of assets	—	—	540
Provision for deferred taxes	14,063	37,693	—
Preferred stock dividends	2,701	2,599	45,623
Net gain from break-up fee and other related costs	(1,125)	—	—
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(37,451)	(19,633)	(40,745)
Inventory	(2,372)	1,233	(236)
Prepaid expense and current assets	(367)	1,441	(12,094)
Accounts payable and accrued expenses	(17,899)	15,014	(26,685)

Net cash provided by operating activities before debt restructuring and reorganization costs	115,220	233,387	51,742
Cash paid for debt restructuring and reorganization costs	(4,659)	(54,202)	(44,405)

Net cash provided by operating activities	110,561	179,185	7,337

Cash flows from investing activities:
Capital expenditures	(59,758)	(51,635)	(43,721)
Proceedings on maturity or sales of restricted marketable securities	39,765	52,202	33,311
Purchases of restricted marketable securities	(43,948)	(86,077)	(55,057)
Acquisition of rehabilitation services business	(5,923)	—	—
Proceeds from sale of eldercare assets	55,123	2,955	7,010
Purchase of eldercare assets	(5,325)	(10,453)	—
Notes receivable and other investment additions	(2,183)	(2,655)	1,032
Other, net	9,961	824	(1,324)

Net cash used in investing activities	(12,288)	(94,839)	(58,749)

Cash flows from financing activities:
Repayment of long-term debt and payment of sinking fund requirements	(77,369)	(48,455)	(77,990)
Proceeds from issuance of long-term debt	—	80,000	285,000
Debt issuance costs	—	—	(14,413)
Net borrowings under prepetition working capital revolving credit facilities	—	—	1,006
Net borrowings under debtor-in-possession financing facility	—	—	63,000
Repayment of debtor-in-possession financing facility	—	—	(196,000)
Repurchase of common stock	(36,208)	—	—

Net cash (used in) provided by financing activities	(113,577)	31,545	60,603

Net (decrease) increase in cash and equivalents	$(15,304)	$115,891	$9,191
Cash and equivalents:
Beginning of year	148,030	32,139	22,948

End of year	$132,726	$148,030	$32,139

Supplemental cash flow information:
Interest paid	$41,767	$58,284	$118,057
Income taxes paid, net of refunds	3,941	(5,594)	—
Non-cash financing activities:
Issuance of preferred stock	—	—	42,600
Capital leases	5,453	10,983	3,484

See accompanying Notes to Consolidated Financial Statements

Back to Index

NeighborCare, Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Organization and Description of Business

NeighborCare, Inc. (“NeighborCare” or the “Company”) was incorporated in May 1985 as a Pennsylvania corporation and was formerly named Genesis Health Ventures, Inc.

Prior to December 1, 2003, the Company’s operations were comprised of two primary business segments: pharmacy services and inpatient services. On December 1, 2003, the Company completed the distribution (the “spin-off”) of the common stock of Genesis Healthcare Corporation (“GHC”) and on December 2, 2003, the Company changed its name to NeighborCare, Inc. and changed its trading symbol to “NCRX.” The spin-off was effected by way of a pro-rata tax free distribution of the common stock of GHC to holders of NeighborCare’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NeighborCare stock owned as of October 15, 2003. NeighborCare received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC stock qualified as tax free for GHC and its shareholders, with the exception of cash received for fractional shares.  The common stock of GHC began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol “GHCI.”  As a result of the spin-off, NeighborCare continues to own and operate its pharmacy services business and its group purchasing organization and GHC owns and operates what was formerly the Company’s inpatient services business (as well as its former rehabilitation therapy, diagnostic, respiratory, and management services businesses).

In connection with the spin-off, NeighborCare and GHC have agreed contractually to continue certain transitional arrangements and practices for a limited time after the spin-off.  In addition, NeighborCare and GHC have entered into certain mutually beneficial commercial arrangements.  Specifically, NeighborCare and GHC entered into a separation and distribution agreement, a tax sharing agreement, a transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement.

The following unaudited pro forma financial information gives effect to the spin-off as if it occurred on October 1, 2002 after giving effect to certain adjustments including the treatment of GHC as a discontinued operation, an allocation of general and administrative expenses associated with GHC and changes to interest expense and debt as a result of changes in NeighborCare’s capital structure.  The unaudited pro forma financial information does not consider the impact of approximately $6 million of estimated incremental operating expense and reduced interest income beyond levels allocated for purposes of presenting the following pro forma information.   The unaudited pro forma data is for informational purposes only and does not purport to represent the results of future periods.  The pro forma data reflects adjustments based upon available information and certain assumptions that management of NeighborCare considers reasonable.  No changes in operating revenues and expenses have been made to reflect the results of any modifications to operations that might have been made had the spin-off of GHC been completed on the aforesaid effective date for purposes of the pro forma results.  The following unaudited pro forma information is presented in thousands, except per share information:

	As reported	Pro forma (Unaudited)

Net revenues	$2,648,979	$1,323,705
Income from continuing operations	51,112	24,125
Diluted earnings per share – from continuing operations	1.25	0.59
Total assets	1,938,729	839,251
Long-term debt, including current installments	611,619	260,119
Shareholders’ equity	916,163	399,226

Back to Index

The Company provides pharmacy services nationwide through its NeighborCare® integrated pharmacy operation that serves approximately 246,000 institutional beds in long–term care settings. NeighborCare also operates 32 community–based retail pharmacies and a group purchasing organization.

GHC provides inpatient services through skilled nursing and assisted living centers primarily located in the eastern United States. GHC currently has 217 owned, leased, managed and jointly–owned eldercare centers with 26,470 beds. Revenues of GHC’s owned and leased centers are included in inpatient service revenues in the consolidated statements of operations. Management fees earned from GHC’s managed and jointly–owned centers are included in other revenues in the consolidated statements of operations. GHC also provides rehabilitation, diagnostic and respiratory services, the revenues for which are included in other revenues in the consolidated statements of operations.

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh–start reporting effective September 30, 2001 (see note 2 —“Reorganization”), the financial information presented in the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year ended September 30, 2003 and 2002 are generally not comparable to the financial results for the corresponding period in 2001. To highlight the lack of comparability, a solid vertical line separates the pre–emergence financial information from the post–emergence financial information in the accompanying consolidated financial statements and the notes thereto. Any financial information herein labeled “Predecessor Company” refers to periods prior to the adoption of fresh–start reporting, while those labeled “Successor Company” refer to periods following the Company’s adoption of fresh–start reporting.

The lack of comparability in the accompanying consolidated financial statements is most apparent in the Company’s capital costs (lease, interest, depreciation and amortization), as well as with, debt restructuring and reorganization costs and net (gain) on debt discharge, and preferred dividends. Management believes that business segment operating revenues and EBITDA of the Successor Company are generally comparable to those of the Predecessor Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Successor Company of NeighborCare, Inc. and its subsidiaries as of September 30, 2003 and 2002 and for the years ended September 30, 2003 and 2002, and the Predecessor Company of NeighborCare, Inc. and its subsidiaries for the year ended September 30, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Back to Index

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

Within the Company’s former inpatient services segment, revenue is recognized in the period the related services are rendered. The Company derives a substantial portion of its inpatient services revenue under Medicaid and Medicare reimbursement systems.

Within the Company’s former inpatient segment, under certain prospective Medicaid systems and Medicare, the Company is reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues.

The Company recorded contractual allowances from continuing operations of $544.8 million, $505.8 million and $474.7 million in fiscal years 2003, 2002 and 2001, respectively.

Cash Equivalents

Short–term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value. The Company’s cash balances at September 30, 2003 and 2002 include $4.7 million and $5.5 million of restricted cash, respectively. This restricted cash is held by the Company’s wholly–owned captive insurance subsidiary, Liberty Health Corp., LTD (“LHC”) and is substantially restricted to securing the outstanding claims losses of LHC.

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

Marketable securities are held by the Company’s wholly–owned captive insurance subsidiary, LHC, and are substantially restricted to securing the outstanding claims losses of LHC.

Allowance for Doubtful Accounts

The Company utilizes the “Aging Method” to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Company has developed estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories and the various segments of the Company’s business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that Company management

Back to Index

specifically estimates to be uncollectible, based upon the age of the receivables, the results of collection efforts, or other circumstances, are reserved for in the allowance for doubtful accounts until they are written–off.

Management believes the assumptions used in the aging method employed in fiscal 2003 and 2002, coupled with continued improvements in our collection patterns suggests the allowance for doubtful accounts is adequately provided for. However, because the assumptions underlying the aging method are based upon historical data, there is a risk that the Company’s current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to the Company’s periodic historical collection studies are completed and implemented.

Inventories and Cost of Sales

Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first–in, first–out (“FIFO”) method.

Approximately 92% of the Company’s inventory is carried by the pharmacy segment. Physical inventory counts are performed periodically at all sites. As the Company does not utilize a perpetual inventory system, cost of sales is estimated between physical counts and is adjusted to actual by recording the results of the periodic physical inventory counts. The Company evaluates the following criteria in developing estimated cost of sales:

•	Historical cost of sales trends based on prior physical inventory results;

•	Review of cost of sales information reflecting current customer and vendor terms; and

•	Consideration and analysis of changes in customer base and product mix, payor mix, or other issues that may impact cost of sales.

Property, Plant and Equipment

As part of fresh–start reporting, substantially all property, plant and equipment was re–valued to estimated fair value as of September 30, 2001, which became the new cost basis. In addition, the depreciable lives of certain assets were changed. All capital additions made subsequent to September 30, 2001 are stated at cost.

Depreciation is calculated on the straight–line method over estimated useful lives of 20–35 years for land and building improvements and buildings, and 3–15 years for equipment, furniture and fixtures and information systems. Included in depreciation expense is the amortization of assets capitalized under capitalized lease obligations. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations as incurred. Costs of additions and betterments are capitalized. Interest costs associated with construction or renovation are capitalized in the period in which they are incurred.

Depreciation expense from continuing operations for the fiscal years ended September 30, 2003, 2002 and 2001 was $56.2 million, $47.4 million and $55.5 million, respectively.

Deferred Financing Costs

Financing costs are deferred and are amortized on a straight–line basis, which approximates the effective interest method, over the terms of the related debt. Deferred financing costs were $12.0 million ($7.6 million net of accumulated amortization) and $14.0 million ($10.1 million net of accumulated amortization) at September 30, 2003 and 2002, respectively, and are included in other long–term assets. Amortization of deferred financing fees is included in depreciation and amortization expense in the consolidated statements of operations.

Long–Lived Asset Valuation

The Company accounts for long–lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets”. This statement requires that long–lived assets be reviewed for

Back to Index

impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

With regard to goodwill, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” on September 30, 2001. SFAS No. 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Prior to adopting SFAS No. 142, the Company amortized goodwill over periods not exceeding 40 years. The impairment test requires companies to compare the fair value of its businesses to their carrying value including assigned goodwill. SFAS No.142 requires an impairment test annually. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment exists. The Company performed annual impairment tests effective September 30, 2003 and 2002 and the results of these tests indicated that the fair value of the Company’s goodwill exceeded carrying amounts.

In fresh-start reporting, the Company’s reorganization value in excess of fair value (goodwill) was allocated to the pharmacy segment and identifiable intangible assets were assigned to the specific reporting units that own these assets.

Loss Reserves For Certain Self–Insured Programs

Workers’ compensation and general and professional liability

Certain of the Company’s workers compensation, and general and professional liability coverage is provided by the Company’s wholly–owned insurance company, Liberty Health Corp., LTD (“LHC”). LHC was a wholly–owned subsidiary of GHC as of the date of the spin–off and as a result will not be included in the consolidated finanacial statements of the Company after the spin–off.

Outstanding losses and loss expenses comprise estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary using the past experience of the Company and the industry.

Prior to June 1, 2000, the Company had first dollar coverage for general and professional liability costs with third party insurers; accordingly, the Company has no exposure for claims prior to that date. Effective June 1, 2000, the Company began insuring a substantial portion of its professional liability risks through its wholly–owned insurance company, LHC. Specifically, the Company is responsible for the first dollar of each claim (on a claims–made basis), up to a self–insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. The self–insured retention limits amount to $14 million, $22 million and $19 million for the policy years ended May 31, 2004, 2003 and 2002, respectively. For policy years 2004 and 2002, any costs above these retention limits are covered by third-party insurance carriers. For policy year 2003 (June 2002 to May 2003), the Company has retained an additional self–insurance layer of $5 million. Since the June 1, 2000 inception of the self–insurance program through September 30, 2003, the Company’s cumulative self–insurance retention levels are $60 million and its provision for these losses is $45.8 million. Assuming the Company’s actual losses were to reach its retention limits in each of the policy years, its additional exposure is approximately $14.2 million which, if incurred, would be recognized as an increase to other operating expenses in the Company’s consolidated statements of operations in the period such exposure became known. In addition, the Company has provided $5.3 million for the estimated costs of claims incurred but not reported as of September 30, 2003.

Beginning in 1994, the Company insured its workers compensation exposure, principally via self–insurance retentions and large deductible programs through LHC. In addition, the Company inherited legacy workers compensation programs from acquisitions it completed.

Over the past three years, the majority of the Company’s workers compensation coverage was structured as follows: For policy years 2002–2004 (May 1, 2001 – April 30, 2004) the Company has large deductible programs, the deductibles for which are insured through LHC; and for policy year 2001 (May 1, 2000 – April 30, 2001) the Company was insured on a first dollar coverage basis for its Multicare subsidiaries, and insured through an incurred loss retrospectively rated policy for its non–Multicare subsidiaries.

For policy years 2004, 2003 and 2002, the Company is self-insured through through LHC up to the first $0.5 million per incident for workers compensation. All claims above $0.5 million per incident are insured through a

Back to Index

third–party insurer. The Company has annual aggregate self–insured retentions of $47.4 million, $52.8 million and $48 million in policy years 2004, 2003 and 2002, respectively. Claims above these aggregate limits are insured through a third party–insurer as of September 30, 2003. The Company’s provision for losses in these policy years is $53.4 million as of September 30, 2003. The Company’s reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in the consolidated statements of operations.

For policy year 2001, the Company’s incurred losses for the Company’s non-Multicare subsidiaries for workers compensation recognized through September 30, 2003 were $20.8 million. The Company’s development factors are updated quarterly and are based upon commonly used industry standards. Any changes to the incurred losses are recognized quarterly as an adjustment to salaries, wages and benefits in the Company’s consolidated statements of operations. The Company is insured through a third party insurer for aggregate claims in excess of $44.1 million.

The Company records outstanding losses and loss expenses for both general and professional liability and workers compensation liability’s based on the estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary, and management’s judgment using its past experience and industry experience. As of September 30, 2003, the Company’s estimated range of discounted outstanding losses for these liabilities is $60.2 million to $74.2 million. The Company’s recorded reserves for these liabilities were $66.4 million as of September 30, 2003, and is included in self–insurance liability reserves in its consolidated balance sheet. The Company (through LHC) has restricted investments in marketable securities of $90.6 million at September 30, 2003 which are substantially restricted to securing the outstanding claim losses of LHC.

General and professional liability and workers compensation claims are discounted at a rate of 4.5% in 2003 and 2002, which estimates the present value of funds required to pay losses at a future date. Had the Company provided losses at undiscounted levels at September 30, 2003 and 2002, the reserve for outstanding losses and loss expenses would have been increased by approximately $12 million in 2003 and $6.6 million in 2002.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Provision is made for deferred income taxes applicable to temporary differences between financial statement and taxable income. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent that the deferred tax asset related to net operating loss carry-forwards are subject to a valuation allowance due to uncertainty regarding its utilization, the income tax benefit derived from its future utilization would ultimately be applied to reduce goodwill and, thereafter, to increase additional paid-in-capital.

Back to Index

Stock–Based Compensation

The Company has adopted the disclosure–only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation,” (SFAS 123) and applies APB Opinion No. 25 in accounting for its plans. Under the Company’s stock option plan, the Company grants stock options to employees and directors at an exercise price equal to or greater than the fair market value on the date of grant. Accordingly, the Company has not recognized compensation cost for stock options issued to employees and directors in its consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net income would have been changed to the pro forma amounts indicated below (in thousands):

	2003	2002	2001

Net income - as reported	$29,987	$70,167	$246,474
Net income - pro forma	25,947	57,422	246,474
Net income per share - as reported (diluted)	$0.74	$1.68	$5.07
Net income per share - pro forma (diluted)	0.64	1.38	5.07

The fair value of stock options granted in 2003 and 2002 was estimated at the grant date using the Black–Scholes option–pricing model with the following assumptions for 2003 and 2002: dividend yield of 0% (2003 and 2002); expected volatility of 39.18% (2003) and 36.92% (2002); a risk–free return of 2.69% (2003) and 3.8% (2002); and expected lives of 3.7 years (2003) and 8.1 years (2002).

The Company did not make any stock option grants in 2001 and as a result of the Company’s deteriorating stock price following its voluntary petition for relief under Chapter 11 bankruptcy, there were no outstanding stock options with intrinsic value during the year ended September 30, 2001. Consequently, there is no stock compensation cost in fiscal 2001 pursuant to SFAS 123.

Comprehensive Income

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the consolidated statements of shareholders’ equity (deficit).

Unfavorable Leases

At September 30, 2003, an unfavorable lease credit of $11.3 million is carried on the consolidated balance sheet in long–term liabilities. The unfavorable lease credit was established at September 30, 2001 in accordance with the implementation of fresh–start reporting. Amortization of unfavorable leases is computed using the straight–line method over the individual terms of each unfavorable lease. See note 12, “–Leases and Lease Commitments”.

Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to changes in interest rates. The Company’s objective in managing exposure to interest rate changes is to limit the impact of such changes on earnings and cash flows and to lower its overall borrowing costs. To achieve the objective, the Company primarily uses interest rate swap and cap agreements to manage net exposure to interest rate changes related to its portfolio of borrowings. The Company does not enter into such arrangements for trading purposes. The Company recognizes all derivatives on the consolidated balance sheet at fair value. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified as an adjustment to interest expense as the underlying hedged item affects earnings.

Back to Index

Reimbursement of Managed Property Labor Costs

The Company manages the operations of 57 eldercare centers. Under a majority of these arrangements, the Company employs the operational staff of the managed business for ease of benefit administration and bills the related wage and benefit costs on a dollar-for-dollar basis to the owner of the managed property. In this capacity, the Company operates as an agent on behalf of the managed property owner and is not the primary obligor in the context of a traditional employee / employer relationship. Historically, the Company has treated these transactions on a “net basis”, thereby not reflecting the billed labor and benefit costs as a component of its net revenue or expenses. For the years ended September 30, 2003, 2002 and 2001 the Company billed its managed clients $125.3 million, $140.5 million, and $153.6 million, respectively, for such labor related costs.

Earnings or Loss Per Share

Basic earnings or loss per share is calculated by dividing net income or loss attributed to common shareholders by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of common stock equivalents.

Back to Index

The following table sets forth the computation of basic and diluted earnings per share applicable to common shares (in thousands except per share data):

	Successor Company		Predecessor Company 2001

	2003	2002

Earnings (loss) used in computation:
Income from continuing operations – basic computation	$51,112	$78,508	$270,862
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	2,701	2,599	45,623

Income from continuing operations – diluted computation	$53,813	$81,107	$316,485

Loss from discontinued operations – basic and diluted computation	$(21,125)	$(8,341)	$(24,388)

Net income attributed to common shareholders – basic computation	$29,987	$70,167	$246,474
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	—	2,599	—

Net income – diluted computation	$29,987	$72,766	$246,474

Shares used in computation:
Weighted average shares outstanding – basic computation	40,756	41,226	48,641
Assumed conversion of preferred stock	2,253	2,091	—
Dilutive effect of outstanding stock options	1	—	—
Contingent consideration related to an acquisition	—	34	—

Weighted average shares outstanding – diluted computation,
income from continuing operations	43,010	43,351	48,641
Less assumed conversion of preferred stock	(2,253)	—	—

Weighted average shares outstanding – diluted computation, net income attributed to common shareholders	40,757	43,351	48,641

Earnings per common share:
Basic:
Income from continuing operations	$1.25	$1.90	$5.57
Loss from discontinued operations	(0.52)	(0.20)	(0.50)
Net income attributed to common shareholders	0.74	1.70	5.07
Diluted:
Income from continuing operations	$1.25	$1.87	$5.57
Loss from discontinued operations *	(0.52)	(0.20)	(0.50)
Net income attributed to common shareholders	0.74	1.68	5.07

* The basic weighted average shares calulation is used for all periods to calculated losses per share from discontinued operations.

Back to Index

New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002 for provisions related to SFAS No. 4, effective for all transactions occurring after May 15, 2002 for provisions related to SFAS No. 13 and effective for all financial statements issued on or after May 15, 2002 for all other provisions of SFAS 145. The most significant impact of the adoption of SFAS 145 on the Company is that effective October 1, 2002 any gains or losses on the extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items have been reclassified. This reclassification includes the $1.5 billion gain recognized in fiscal 2001 in connection with the discharge of liabilities subject to compromise upon the Company’s emergence from Chapter 11 bankruptcy which is now included in income from continuing operations.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The new requirements are effective for interim and annual financial statements ending after December 15, 2002. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company applies the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company had provided $23.2 million of financial guarantees prior to December 31, 2002 that remain in effect as of September 30, 2003, related to loan and lease commitments of five jointly-owned and managed companies that remain in affect as of September 30, 2003. The adoption of the Interpretation did not have any impact on the consolidated financial statements of the Company.

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003, with early adoption permitted. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has concluded that one of its joint venture partnerships that operates four eldercare centers requires consolidation under FIN 46 because the Company holds a majority of the related financial risks and rewards, despite the Company’s lack of voting control. This partnership has assets of $7.3 million, annual

Back to Contents

revenues of approximately $15.5 million, and de minimus net income. Effective in the second fiscal quarter of 2003, the Company began consolidating this entity, which is held for sale. Upon consolidation, the Company eliminated its investment in this partnership. At September 30, 2003, the Company’s maximum exposure to loss as a result of its involvement with this partnership was $12.4 million, consisting of the Company’s financial guarantee related to the lease obligations of the joint venture partnership. Subsequent to September 30, 2003, the $12.4 million guarantee was terminated in connection with the sale of the partnership’s leasehold rights to an independent third party.

Use of Estimates

The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Some of the more significant estimates impact accounts receivable, long–lived assets and loss reserves for self–insurance programs. Actual results could differ significantly from those estimates. See note 4 —“Certain Significant Risks and Uncertainties.”

(2)	Reorganization

On June 22, 2000 (the “Petition Date”), NeighborCare and certain of its direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the same date, NeighborCare’s 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries (“Multicare”) and certain of its affiliates also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as “the Chapter 11 cases” or other general references to these cases unless the context otherwise requires).

NeighborCare’s and Multicare’s financial difficulties were attributed to a number of factors. First, the federal government made fundamental changes to the reimbursement for medical services provided to individuals. The changes had a significant adverse impact on the healthcare industry as a whole and on NeighborCare’s and Multicare’s cash flows. Second, the federal reimbursement changes exacerbated a long–standing problem of inadequate reimbursement by the states for medical services provided to indigent persons under the various states Medicaid programs. Third, numerous other factors adversely affected NeighborCare’s and Multicare’s cash flows, including increased labor costs, increased professional liability and other insurance costs, and increased interest rates. Finally, as a result of declining governmental reimbursement rates and in the face of rising inflationary costs, NeighborCare and Multicare were too highly leveraged to service our debt, including our long–term lease obligations.

On October 2, 2001, (the “effective date”), NeighborCare and Multicare consummated a joint plan of reorganization (the “Plan”) under Chapter 11 of the Bankruptcy Code (the “Reorganization”) pursuant to a September 20, 2001 order entered by the Bankruptcy Court approving the Plan proposed by NeighborCare and Multicare.  In general, the Plan provided for the resolution of all claims against the Company and Multicare as of the Petition Date in exchange for new indebtedness, preferred stock, warrants and/or common stock of NeighborCare.  In addition, Multicare became a wholly-owned subsidiary of the Company and a new board of directors was constituted.

Back to Contents

In accordance with SOP 90–7 (as defined in note 3 –”Fresh–Start Reporting”), the Company recorded all expenses incurred as a result of the Bankruptcy filing separately as debt restructuring and reorganization costs. A summary of the principal categories of debt restructuring and reorganization costs and net (gain) on debt discharge from continuing operations follows (in thousands):

	Successor Company		Predecessor Company

	2003	2002	2001

Professional, bank and other fees	$—	$2,570	$59,393
Employee benefit related costs, including severance	—	—	16,786
Exit costs of terminated businesses	—	—	5,877
Fresh-start valuation adjustments (1)	—	—	932,435
Gain on debt discharge (2)	—	—	(1,460,909)
Post confirmation mortgage adjustment	—	1,700	—

Total debt restructuring and reorganization costs and net gain on debt discharge	$—	$4,270	$(446,418)

(1)
The fresh-start valuation adjustment represents the net write-down to fair value of NeighborCare’s assets and liabilities from continuing operations at September 30, 2001, and does not include $101.3 million of net write-downs attributed to discontinued operations.

(2)
The gain on debt discharge in 2001 represents the relief of NeighborCare’s obligations for liabilities subject to compromise from continuing operations, and does not include $63.9 million attributed to discontinued operations.

Back to Contents

As a result of the consummation of the Plan, the Company recognized a gain on debt discharge in 2001 as follows (in thousands):

Liabilities subject to compromise:
Revolving credit and term loans	$1,484,904
Senior subordinated notes	617,510
Other indebtedness	120,961

Long-term debt subject to compromise	2,223,375

Accounts payable and accrued liabilities	64,621
Accrued interest (including a $28,331 swap termination fee)	87,716
Accrued preferred stock dividends on Series G Preferred Stock	49,673

Subtotal – liabilities subject to compromise	2,425,385

Redeemable preferred stock – Series H and Series I	468,722

Total liabilities subject to compromise	2,894,107

Less:
Cash payments	25,000
Value of secured, priority and other claims assumed	143,319
Value of new Senior Secured Notes	242,605
Value of Term Loan used to repay synthetic lease facility	50,000
Carrying value of deferred financing fees of discharged debts	32,230
Value of Successor Company’s common stock	833,530
Value of Successor Company’s redeemable preferred stock	42,600

Gain on debt discharge	$1,524,823

Less: net gain on discontinued operations	(63,914)

Gain on debt discharge as reported from continuing operations	$1,460,909

(3)	Fresh–Start Reporting

Upon emergence from our Chapter 11 proceedings, NeighborCare adopted the principles of fresh–start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90–7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“SOP 90–7”) / (“fresh–start reporting”). For financial reporting purposes, NeighborCare adopted the provisions of fresh–start reporting effective September 30, 2001. In connection with the adoption of fresh–start reporting, a new entity was deemed created for financial reporting purposes, the provisions of the Plan were implemented, assets and liabilities were adjusted to their estimated fair values and NeighborCare’s accumulated deficit was eliminated.

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

Back to Index

methods, including discounted projected cash flow analysis, price / earnings ratios, and other applicable ratios and economic industry information relevant to the operations of the Company, and through negotiations with the various creditor parties in interest.

The following reconciliation of the Predecessor Company’s consolidated balance sheet as of September 30, 2001 to that of the Successor Company was prepared to present the primary adjustments that give effect to the reorganization and fresh–start reporting.

The adjustments entitled “Reorganization” reflect the consummation of the Plan, and are the more significant adjustments summarized as follows:

•	Other long-term assets – represents the write-off of unamortized financing fees associated with debts that were discharged in connection with the Plan.

•
Current installments of long-term debt, accrued interest and long-term debt – represents the capitalization of the Company’s newly issued senior debt agreements in accordance with the Plan, as well as debts specifically held by the Company’s subsidiaries that were deemed unimpaired in accordance with the Plan. Adjustments to accrued interest represent unpaid interest obligations through September 30, 2001 that were deemed unimpaired in accordance with the Plan.

•
Liabilities subject to compromise – represents the write-off of liabilities that were discharged under the Plan and the reclassification of debt obligations to appropriate debt accounts for those debts specifically held by the Company’s subsidiaries that were deemed unimpaired in accordance with the Plan.

•
Deferred gain and other long-term liabilities – represents the reclassification of liabilities subject to compromise that survived the bankruptcy in accordance with the Plan. These liabilities principally consist of priority tax claims made by a multitude of taxing authorities.

•	Redeemable preferred stock – represents the cancellation of the previously issued Series H and Series I Preferred, as well as the issuance of the Series A Preferred in accordance with the Plan.

•
Series G preferred stock, common stock, additional paid-in-capital and treasury stock – represents the cancellation of the Company’s previously issued equity securities, offset by 41 million newly issued shares of common stock of the successor company at $20.33 per share.

•
Retained earnings (accumulated deficit) – represents the net gain recognized for relief of the Company’s obligations for liabilities subject to compromise in exchange for the newly issued debt and equity securities.

The adjustments entitled “Fresh-Start Adjustments” reflect the adoption of fresh-start reporting, including management’s estimates of the fair value of its assets and liabilities by utilizing both independent appraisals and commonly used discounted cash flow valuation methods. The fresh-start adjustments are summarized as follows:

•	Property and equipment, net – represents the net write-down of property and equipment to its fair value.

•
Other long-term assets – represents the write-down of cost report receivables due principally from the Medicare program. In connection with the reorganization, the Company entered into a global settlement with the federal government regarding various unresolved reimbursement appeal issues. As a result of the settlement, the Company agreed not to further pursue collection of certain of its cost report receivable accounts due from Medicare.

•	Identifiable intangible assets – represents the fair value of customer contracts, trademarks and tradenames, and non-compete agreements.

•	Goodwill, net – represents the write-off of goodwill which was deemed unrecoverable.

•
Deferred gain and other long-term liabilities – represents the write-off of $40.1 million of deferred gains recorded on sale lease back transactions, offset by the recognition of $28.6 million of net unfavorable lease liabilities recognized in order to carry certain above market operating leases at fair value.

Back to Index

•	Deferred income taxes – represents the revaluation of deferred tax assets and liabilities.

•	Minority interest – represents the elimination of NeighborCare’s right to purchase its joint venture partners’ minority interest in Multicare for $2.0 million.

•	Retained earnings (accumulated deficit) – represents the offsetting net loss recognized in fresh-start reporting related to the previously described fresh-start adjustments.

Several of the Company’s subsidiaries did not file for Chapter 11 protection. The non-filing subsidiaries were not subject to the fresh-start reporting provisions under SOP 90-7 and, consequently, their balance sheets are reflected in the consolidated balance sheet at historical carrying value.

(in thousands)	Predecessor Company	Reorganization	Fresh-Start Adjustments	Reclassification	Successor Company

Assets:
Cash and equivalents	$30,552	$1,587	$—	$—	$32,139
Restricted investments in marketable securities	12,932	—	—	—	12,932
Accounts receivable, net	399,816	—	—	—	399,816
Inventory	65,222	—	—	—	65,222
Prepaid expenses and other current assets	35,753	—	—	—	35,753

Total current assets	544,275	1,587	—	—	545,862

Property, plant and equipment	1,387,608	—	(553,883)	—	833,725
Accumulated depreciation	(306,797)	—	295,812	—	(10,985)

Property, plant and equipment, net	1,080,811	—	(258,071)	—	822,740
Restricted investments in marketable securities	38,693	—	—	—	38,693
Notes receivable and other investments	18,001	—	(3,462)	—	14,539
Other long-term assets	84,135	(25,452)	(12,985)	—	45,698
Investments in unconsolidated affiliates	12,504	—	—	—	12,504
Identifiable intangible assets	—	—	33,591	—	33,591
Goodwill, net	1,155,956	—	(830,363)	—	325,593

Total assets	$2,934,375	$(23,865)	$(1,071,290)	$—	$1,839,220

Back to Index

(in thousands)	Predecessor Company	Reorganization	Fresh-Start Adjustments	Reclassification	Successor Company

Liabilities and Shareholders’ Equity (Deficit)
Current installments of long-term debt	$196,000	$(196,000)	$—	$41,241	$41,241
Accounts payable	46,429	—	—	—	46,429
Accrued expenses	67,904	(5,635)	2,423	—	64,692
Current portion of self-insurance liability reserves	12,932	—	—	—	12,932
Accrued compensation	78,074	—	—	—	78,074
Accrued interest	1,599	14,239	—	—	15,838
Income taxes payable	4,640	—	—	—	4,640

Total current liabilities	407,578	(187,396)	2,423	41,241	263,846

Liabilities subject to compromise	2,425,385	(2,425,385)	—	—	—
Long-term debt	14,104	626,921	3,484	(41,241)	603,268
Deferred income taxes	48,534	—	(48,534)	—	—
Self-insurance liability reserves	26,834	—	—	—	26,834
Deferred gain and other long-term liabilities	46,713	30,500	(11,536)	—	65,677
Minority interests	4,137	—	(2,000)	—	2,137
Redeemable preferred stock	468,722	(426,122)	—	—	42,600
Shareholders’ equity (deficit)
Series G preferred stock	6	(6)	—	—	—
Common stock	973	(153)	—	—	820
Additional paid-in capital	803,202	832,710	—	(803,202)	832,710
Retained earnings (accumulated deficit)	(1,311,762)	1,524,823	(1,015,127)	803,202	1,136
Accumulated other comprehensive income	192	—	—	—	192
Treasury stock, at cost	(243)	243	—	—	—

Total shareholders’ equity (deficit)	(507,632)	2,357,617	(1,015,127)	—	834,858

Total liabilities and shareholders’ equity (deficit)	$2,934,375	$(23,865)	$(1,071,290)	$—	$1,839,220

Accounting Pronouncements Adopted in Fresh-Start Reporting

As of September 30, 2001, and in accordance with the early adoption provisions of SOP 90-7, the Company adopted the provisions of Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Standards of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”).

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

Back to Index

The Company’s pharmacy segment earned revenues from the following payor sources for the three years ended September 30, 2003:

	2003	2002	2001

Medicaid	42%	40%	37%
Long term care facilities	30	34	35
Third-party payor	16	14	14
Private	10	10	11
Medicare Part B	2	2	3

Total	100%	100%	100%

The Company’s former inpatient services segment earned revenues from the following payor sources for the three years ended September 30, 2003:

	2003	2002	2001

Medicaid	50%	48%	48%
Medicare	28	29	27
Private pay and other	22	23	25

Total	100%	100%	100%

It is not possible to quantify fully the effect of pending legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on the Company’s business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect the Company’s business. There can be no assurance that payments under governmental and private third–party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company’s financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Back to Index

(5)	Significant Transactions and Events

Strategic Planning, Severance and Other Related Costs

The Company has incurred costs that are directly attributable to the Company’s long term objective of transforming to a pharmacy–based business, including the spin-off. Details of these costs and the amounts incurred, but not paid at September 30, 2003 follow (in thousands):

Fiscal 2003:

	Accrued at Beginning of Year	Provision	Paid	Non-cash Charges	Accrued at End of Year

Severance and related costs	$1,100	$14,247	$5,916	$8,431	$1,000
Strategic consulting costs	621	14,039	11,280	1,220	2,160

Total	$1,721	$28,286	$17,196	$9,651	$3,160

Fiscal 2002:

	Accrued at Beginning of Year	Provision	Paid	Non-cash Charges	Accrued at End of Year

Severance and related costs	$—	$16,410	$10,599	$4,711	$1,100
Strategic consulting costs	—	4,730	3,089	1,020	621
Asset impairments	—	358	—	358	—

Total	$—	$21,498	$13,688	$6,089	$1,721

Severance and Related Costs

In fiscal 2002, the Company announced an expense reduction program, which included the termination of over 100 individuals resulting in $3.8 million of severance related costs in that year. In fiscal 2003, in a continuation of that expense reduction initiative, additional overhead terminations resulted in a charge of severance and related costs of $2.2 million. At September 30, 2003, $1.0 million remained unpaid, which is expected to be paid in the first fiscal quarter of 2004.

In fiscal 2002, Michael R. Walker resigned as the Company’s chief executive officer. The Company’s board of directors appointed Robert H. Fish as its interim chief executive officer. Also, in that period, David C. Barr resigned as vice chairman. In fiscal 2002, the Company recognized $12.6 million in severance and related costs relating to the transition agreements with Mr. Walker and Mr. Barr.

In fiscal 2003, Richard R. Howard resigned as vice chairman. The Company recognized $4.8 million in severance and related costs in fiscal 2003 in connection with Mr. Howard’s transition agreement. The final payment of this agreement was made in January 2003.

On April 1, 2003, the Company extended an offer to its employees, including executive officers except for its chief executive officer, to tender all options to purchase shares of the Company’s common stock, par value $.02 per share, outstanding under its 2001 stock option plan, for the following consideration: (a) for those holders of options who had received awards of more than 2,000 restricted shares of common stock under the Company’s stock incentive plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who had not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those

Back to Index

options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003. The Company accepted for exchange and cancellation options to purchase 1,724,000 shares of its common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders. All eligible options held by the Company’s employees were tendered in the offer, with the exception of options to purchase 35,000 shares. As a result of this offer and exchange, the Company expensed $7.2 million in fiscal 2003, of which $1.4 million was disbursed in cash, with the remainder distributed in common stock.

Strategic Consulting Costs

During fiscal year 2003 and 2002, the Company incurred strategic consulting costs of $14.0 million and $4.7 million, respectively, in connection with several of its new strategic objectives. Initially, these strategic consulting firms were engaged to assist the Company’s board of directors and management in the evaluation of its existing business model and the development of its strategic alternatives. Additional services were procured to assist in the evaluation of the Company’s pharmacy sales and marketing function, the bid selection process in connection with the potential sale or spin-off of the eldercare business and, more recently, the legal, accounting and other professional fees directly attributed to the spin-off transaction. Strategic consulting costs in fiscal 2003 also include executive compensation of $2.2 million which relates to certain incentive compensation to recruit John J. Arlotta as the Company's new chief executive officer and incentive compensation paid to Robert H. Fish for services rendered during his term as the interim chief executive officer. During Mr. Fish’s term as interim chief executive officer, his primary objectives were focused on the Company’s pharmacy transformation initiatives.

We recognize the cost of such consulting fees as the services are performed.

Asset Impairments

During fiscal 2002, we incurred $0.4 million of asset impairment charges consisting of the write-down in carrying value of one idle eldercare real estate property.

ElderTrust Transactions

On September 11, 2003, GHC entered into agreements with ElderTrust, a real estate investment trust from who GHC currently or previously leased or subleased 18 of its eldercare facilities and eight managed and jointly-owned facilities. The principal terms of the agreements are as follows:

•
GHC will purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. GHC leases these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively.  On October 29, 2003, GHC purchased one of the aforementioned eldercare facilities having 183 beds for $10.3 million.  The remaining four properties are expected to be purchased by January 2004;

•
GHC agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties currently subleased to GHC by ElderTrust.  On October 29, 2003, GHC paid ElderTrust $2.3 million to reduce the rents of two of the nine aforementioned eldercare facilities, and on November 7, 2003 paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

•	NeighborCare paid ElderTrust $4.4 million upon consummation of the spin-off in exchange for ElderTrust’s consent to the assignment of all remaining leases and guarantees from NeighborCare to GHC.

On August 13, 2003, GHC acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four eldercare centers had been leased to the partnership from ElderTrust. GHC purchased its joint venture partner’s interest in the unconsolidated partnership for $3.1 million and will subsequently purchase one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, GHC paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that will continue to be leased from ElderTrust are expected to be extended from 2010 to 2015.

NCS Transaction Termination Fee

On July 28, 2002, the Company and its wholly-owned subsidiary, Geneva Sub, Inc., entered into an agreement and plan of merger (the “Merger Agreement”) with NCS HealthCare, Inc. (“NCS”), pursuant to which NCS was to become a wholly-owned subsidiary of the Company (the “NCS Transaction”).

Back to Index

On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior determinations of the Court of Chancery, entered an order preliminary enjoining the consummation of the NCS transaction pending further proceedings.

On December 15, 2002, the Company entered into a termination and settlement agreement with Omnicare whereby it agreed to terminate the Merger Agreement and Omnicare agreed to pay to the Company $22 million. In addition, the Company and Omnicare each agreed to release the other from any claims arising from the Merger Agreement and not commence any action against one another in connection with the Merger Agreement. On December 16, 2002 the Company provided notice to NCS terminating the Merger Agreement. In fiscal 2003, the Company recognized a $10.2 million gain resulting from the $22 million break-up fee, net of $11.8 million of costs associated with the proposed NCS transaction.

Arbitration Award

On February 14, 2002, an arbitrator ruled in favor of NeighborCare on all claims and counterclaims in the lawsuit involving HCR Manor Care, Inc. and certain of its affiliates The arbitrator found that HCR Manor Care did not lawfully terminate the Master Service Agreements with NeighborCare, so that those contracts remain in full force and effect until the end of September 2004. The arbitrator awarded NeighborCare $21.9 million in damages for respondents’ failure to allow NeighborCare to exercise its right under the Master Service Agreements to service facilities owned and operated by a subsidiary of respondent HCR Manor Care. The Company recognized the $21.9 million award as a gain which is included under the caption net gain from break–up fee and other settlements in the consolidated statements of operations. In addition, the arbitrator terminated his prior ruling that allowed respondents to withhold 10% of their payments to NeighborCare, and respondents paid NeighborCare $9.1 million in funds representing the amounts withheld during the course of the Arbitration pursuant to the arbitrator’s prior ruling.

Amended Pharmacy Service Agreements

On August 15, 2002, the Company announced that it and HCR Manor Care, Inc. agreed to withdraw all outstanding legal actions against each other stemming from the acquisition by the Company of HCR Manor Care’s pharmacy subsidiary, Vitalink. The Company and HCR Manor Care also agreed to withdraw the prior pharmacy service agreement that was set to expire in 2004 and entered into a new pharmacy service agreement. The new pharmacy service agreement runs through January 2006 and covers approximately 200 of HCR Manor Care’s facilities. The pricing in the new pharmacy service agreement was reduced by approximately $12.8 million annually based upon then current sales volumes.

In September 2002, the Company was awarded a contract to serve 6,892 beds owned by the State of New Jersey under a three year agreement with the option for two one-year extensions. NeighborCare was the predecessor pharmacy serving these beds under a 1996 agreement of an initial term of three years which was extended through September 30, 2002. The new contract was awarded through New Jersey’s competitive bidding process, and was bid by the Company at reimbursement rates lower than the prior agreement. The revenue reduction associated with the new pharmacy agreement was approximately $7.2 million annually based upon then current sales volumes.

Back to Index

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

Marketable securities at September 30, 2003 of the Company consist of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$5,475	$677	$—	$6,152
Corporate bonds	9,771	658	—	10,429
Government bonds	1,368	21	42	1,347
Term deposits	1,028	—	—	1,028
Equity securities	1,102	380	—	1,482
Money market funds	70,153	—	—	70,153

	$88,897	$1,736	$42	$90,591

Less: Current portion of restricted investments				(29,320)

Long-term restricted investments				$61,271

Marketable securities at September 30, 2002 of the Company consisted of the following (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Fixed interest securities:
U.S. mortgage backed securities	$5,464	$774	$—	$6,238
Corporate bonds	12,209	633	(42)	12,800
Government bonds	1,413	22	(95)	1,340
Term deposits	2,495	—	—	2,495
Equity securities	1,103	—	—	1,103
Money market funds	62,171	—	—	62,171

	$84,855	$1,429	$(137)	$86,147

Less: Current portion of restricted investments				(20,542)

Long-term restricted investments				$65,605

Back to Index

Fixed interest securities held at September 30, 2003 mature as follows (in thousands):

	2003

	Amortized cost	Fair value

Due in one year or less	$3,060	$3,088
Due after 1 year through 5 years	10,988	11,983
Due after 5 years through 10 years	2,010	2,229
Over 10 years	556	628

	$16,614	$17,928

Actual maturities may differ from stated maturities because borrowers have the right to call or prepay certain obligations with or without prepayment penalties.

In the normal course of business, LHC’s bankers have issued letters of credit totaling $87.9 million in 2003 and $74.9 million in 2002 in favor of insurers. Cash and equivalents in the sum of $4.1 million, and investments with an amortized cost of $87.7 million and a market value of $89.4 million are pledged as security for these letters of credit as of September 30, 2003.

(7)	Property, Plant and Equipment

Property, plant and equipment at September 30, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Land	$72,515	$79,321
Buildings and improvements	584,263	594,446
Equipment, furniture and fixtures	203,619	169,383
Construction in progress	6,372	16,152

	866,769	859,302
Less accumulated depreciation	(114,773)	(63,374)

Property, plant and equipment, net	$751,996	$795,928

(8)	Notes Receivable and Other Investments

Notes receivable and other investments at September 30, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Mortgage notes and other notes receivable	$19,252	$15,664
Investments in revenue bonds	—	1,370

Notes receivable and other investments	$19,252	$17,034

Mortgage notes and other notes receivable at September 30, 2003 and 2002 bear interest at rates ranging from 7.25% to 10.00% and mature at various times ranging from 2004 to 2029. The majority of the mortgage notes and

Back to Index

other notes are secured by first or second mortgage liens on underlying facilities and personal property, accounts receivable, inventory and / or gross facility receipts, as defined.

The Company has agreed to provide third parties, including facilities under management contract, with $7.4 million of working capital lines of credit. The unused portion of working capital lines of credit was $4.6 million at September 30, 2003.

Investments in revenue bonds at September 30, 2002 bore interest at rates ranging from 10.00% to 10.45% and mature at various times between 2011 and 2021. The revenue bonds held were issued by a skilled nursing facility owned by an independent third party.

(9)	Other Long–Term Assets

Other long–term assets at September 30, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Deferred financing fees, net	$7,575	$10,131
Cost report receivables, net	2,123	4,379
Property deposits and funds held in escrow	22,783	14,035
Employee deferred compensation	7,501	1,950
Other, net	2,624	3,513

Other long-term assets	$42,606	$34,008

(10)	Goodwill and Identifiable Intangible Assets

The change in the carrying amount of goodwill for the years ended September 30, 2003 and 2002 is as follows (in thousands):

	2003	2002

Balance at beginning of period	$336,701	$325,593
Goodwill acquired during the year	3,040	4,833
Impairment losses	—	(2,818)
Utilization of net operating losses	(2,046)	(3,149)
Fresh-start valuation adjustments	—	12,242

Balance at end of period	$337,695	$336,701

In fiscal 2002, the Company recorded $12.2 million of fresh-start valuation adjustments representing miscellaneous changes to its initial application of fresh-start reporting. Also in fiscal 2003 and 2002, in accordance with SOP 90-7, the Company utilized $5.0 million and $8.0 million of net operating loss carry forwards which resulted in a $2.0 million and $3.1 million reduction in goodwill, respectively.

The consolidated statement of operation for the year ended September 30, 2001 includes $32.4 million of goodwill amortization. Following the adoption of SFAS No. 142, no goodwill amortization expense was recognized for the years ended September 30, 2003 and 2002. The following table adjusts the reported income from continuing operations and the corresponding income per share amounts for the year ended September 30, 2001 for the predecessor company on a pro forma basis assuming the provisions of SFAS No. 142 were adopted effective October 1, 2000 (in thousands, except per share amounts):

Back to Index

2001

Income from continuing operations – as reported	$270,862
Income from continuing operations – as adjusted	303,275
Income per share from continuing operations – basic and diluted – as reported	$5.57
Income per share from continuing operations – basic and diluted – as adjusted	6.23

In adopting the requirements of fresh-start reporting, the Company recognized certain identifiable intangible assets which were established at September 30, 2001 at their estimated fair value and, in accordance with SFAS 142, are being amortized on a straight-line basis over their estimated useful lives.  Identifiable intangible assets at September 30, 2003 and 2002 consist of the following (in thousands, except years):

Classification	2003	2002	Estimated Life (Years)

Customer Contracts	$28,164	$26,391	2-6
Trademarks and trade names	5,000	5,000	5
Non-competition agreements	4,081	2,200	1-4

Identifiable intangible assets	37,245	33,591

Accumulated amortization	(16,379)	(7,796)

Identifiable intangible assets, net	$20,866	$25,795

Aggregate amortization expense for amortizing identifiable intangible assets for the years ended September 30, 2003 and 2002 was $8.6 million and $7.8 million, respectively. Following the spin-off, estimated amortization expense for the next four fiscal years is $3.6 million in fiscal 2004, $3.0 million in fiscal 2005, $2.8 million in fiscal 2006 and $2.8 million in fiscal 2007. The identifiable intangible assets attributed to NeighborCare will be fully amortized by the end of fiscal 2007.

(11)	Long–Term Debt

Long–term debt at September 30, 2003 and 2002 consists of the following (in thousands):

	2003	2002

Secured debt
Senior Credit Facility
Term Loan	$246,875	$281,575
Delayed Draw Term Loan	68,162	79,239

Total Senior Credit Facility	315,037	360,814
Senior Secured Notes	240,176	242,602
Mortgages and other secured debt	56,406	86,267

Total debt	611,619	689,683
Less:
Current portion of long-term debt	(20,135)	(40,744)

Long-term debt	$591,484	$648,939

Back to Index

There was no capitalization of interest in 2003 or 2002. However, $2.5 million in interest was capitalized in 2001, relating to facility construction, systems development and renovations.

The Senior Credit Facility and the Senior Secured Notes that are described below were repaid subsequent to September 30, 2003 in connection with the spin–off of GHC and the recapitalization of both organizations. See “New Financing Arrangements” below.

Senior Credit Facility

On October 2, 2001, and in connection with the consummation of the Plan, the Company entered into a Senior Credit Facility consisting of the following: (1) a $150 million revolving line of credit (the “Revolving Credit Facility”); (2) a $285 million term loan (the “Term Loan”) and (3) an $80 million delayed draw term loan (the “Delayed Draw Term Loan”) (collectively the “Senior Credit Facility”). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bore interest at the London Inter–bank Offered Rate (“LIBOR”) plus 3.50%, or 4.66%, at September 30, 2003. The Revolving Credit Facility bore interest based upon a performance related grid, or 4.16%, at September 30, 2003. The Revolving Credit Facility was not drawn upon during fiscal 2003 or 2002.

Pursuant to the Senior Credit Facility, the Company and each of its subsidiaries named as guarantors granted the lenders first priority liens and security interests in all unencumbered property, including but not limited to: fee owned property, bank accounts, investment property, accounts receivable, inventory, equipment and general intangible assets.

The Senior Credit Facility contained an annual excess cash flow payment requirement. At the end of each fiscal year, the Company was required to prepare an excess cash flow calculation as defined in the senior credit agreement. Of the amount, determined as excess cash flow, 75% was to be paid to the Company’s senior lenders in the form of a mandatory payment by December 31 of each year. The Company paid $24.8 million on or near December 31, 2002 pursuant to the excess cash flow recapture provision, and as a result, this estimated level of payment is classified in the Company’s consolidated balance sheet under the current installments of long–term debt at September 30, 2002. Because the Company refinanced the Senior Credit Facility in connection with the spin-off, there will not be an annual excess cash flow payment requirement on December 31, 2003.

The Revolving Credit Facility was available for general working capital requirements. The Revolving Credit Facility was to mature on October 2, 2006. Usage under the Revolving Credit Facility was subject to a Borrowing Base (as defined) calculation based upon real property collateral value and a percentage of eligible accounts receivable (as defined). Excluding a $0.9 million posted letter of credit, no borrowings were made under the Revolving Credit Facility at September 30, 2003.

Back to Index

In the year ended September 30, 2002, the Company borrowed $42 million from the Delayed Draw Term Loan to finance the repayment of all trade balances due to NeighborCare’s primary supplier of pharmacy products. In addition, the Company utilized $10 million from the Delayed Draw Term Loan to fund the exercise of the purchase option on three eldercare centers, previously described, and the Company utilized $28 million from the Delayed Draw Term Loan to satisfy certain mortgages as previously described. The Delayed Draw Term Loan was fully drawn at September 30, 2003 and is being repaid with no additional borrowings available under the Delayed Draw Term Loan.

Senior Secured Notes

On October 2, 2001, and in connection with the consummation of the Plan, the Company entered an indenture agreement in the principal amount of $242.6 million (the “Senior Secured Notes”). The Senior Secured Notes bore interest at LIBOR plus 5.0% (6.16% at September 30, 2003), and amortize one percent each year and were scheduled to mature on April 2, 2007. The Senior Secured Notes were secured by a junior lien on real property and related fixtures of substantially all of the Company’s subsidiaries, subject to liens granted to the lenders’ interests subject to the Senior Credit Facility.

Other Secured Indebtedness

At September 30, 2003, the Company had $56.4 million of other secured debt consisting principally of revenue bonds, capital lease obligations and secured bank loans, including loans insured by the Department of Housing and Urban Development. These loans are secured by the underlying real and personal property of individual eldercare centers. All of the other secured loans have fixed rates of interest ranging from 3% to 11%, with a weighted average rate of 8.88% at September 30, 2003.

Sinking fund requirements, installments of long–term debt and capital leases are as follows (in thousands):

	Principal Amount

Years Ending September 30,	Loans	Capital Leases

2004	$15,872	$4,263
2005	8,161	2,939
2006	8,237	1,641
2007	531,616	907
2008	2,023	115
Thereafter	35,837	8

New Financing Arrangements

In connection with the spin-off of GHC, the Company restructured and refinanced nearly all of its indebtedness. Prior to the spin-off both NeighborCare and GHC entered into new financing arrangements in an effort to extinguish all senior secured joint and several debt and to provide adequate capital to both separate organizations. As such, NeighborCare and GHC entered into the following new financing arrangements:

NeighborCare:

•	$250.0 million, 6.875% senior subordinated notes due 2013; and

•	$100.0 million, undrawn revolving credit facility due 2008. Interest at LIBOR plus 2.00% on borrowings

Back to Index

and a commitment fee of 0.50% on any unused commitment.

GHC:

•	$225.0 million, 8% senior subordinated notes due 2013;

•	$185.0 million, fully drawn term loan due 2010. Interest at LIBOR plus 2.75%; and

•	$75 million, undrawn revolving credit facility due 2008. Interest at LIBOR plus 3.00% on borrowings and a commitment fee of 0.50% on any unused borrowings.

The $660.0 million of proceeds from the new financing arrangements were used to repay the Company’s previously held senior credit facility of $315.1 million ($246.9 million term loan and $68.2 million delayed drawn term loan) and the Company’s previously held $240.2 million senior secured notes.

The remaining proceeds of approximately $104.8 million were used to pay for approximately $21.0 million of financing fees related to the new financing arrangements, with the remaining $83.8 million used to provide additional liquidity to both organizations to fund both working capital and other requirements.

The agreements and instruments governing our new financing arrangements contain various restrictive covenants that, among other things, require the Company to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	pay dividends, redeem stock or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.

The new financing arrangements require us to maintain compliance with certain financial and non–financial covenants, including minimum EBITDA (earnings before interest, taxes, depreciation and amortization); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

Under the terms of NeighborCare’s and GHC’s senior subordinated notes, the notes are not redeemable until on or after November 15, 2008 and October 28, 2008, respectively. NeighborCare and GHC may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before November 15, 2006 and October 15, 2006, respectively at 106.875% and 108.000%, respectively, of the principal amount thereof, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes.

(12)	Leases and Lease Commitments

The Company leases certain facilities under operating leases. Future minimum payments for the next five years under non–cancellable operating leases at September 30, 2003 are as follows (in thousands):

Year ending September 30,	Minimum Payment

2004	$29,109
2005	27,149
2006	23,764
2007	21,188
2008	19,315
Thereafter	17,326

Back to Index

For the year ended September 30, 2003, the Company incurred $40.3 million of lease obligation costs. The Company classifies operating lease costs associated with its eldercare centers and corporate office sites as lease expense in the consolidated statements of operations, while the operating lease costs of pharmacy and other health service sites are included within other operating expenses.

In connection with the adoption of fresh–start reporting, the Company recorded an unfavorable lease credit associated with 40 leased properties which is amortized using the straight–line method over the remaining lives of the leases. The unfavorable component of these lease contracts was estimated using market comparable lease coverage ratios for similar assets. The unfavorable lease liability at September 30, 2003 of $11.3 million, included in other long–term liabilities in the consolidated balance sheet, will be amortized as reduction to lease expense over the remaining lease terms, which have a weighted average term of 3.4 years.

(13)	Income Taxes

Income tax expense (benefit) for the years ended September 30, 2003, 2002 and 2001 was as follows (in thousands):

	Successor Company		Predecessor Company

	2003	2002	2001

Income from continuing operations	$28,674	$35,103	$—
Loss from discontinued operations	(13,822)	(4,959)	—

Total	$14,852	$30,144	$—

The components of the provision (benefit) for income taxes on income from continuing operations for the years ended September 30, 2003, 2002 and 2001 was as follows (in thousands):

	Successor Company		Predecessor Company

	2003	2002	2001

Current:
Federal	$13,602	$(10,285)	$—
State	3,859	2,736	—

	17,461	(7,549)	—

Deferred:
Federal	9,294	37,846	—
State	1,919	4,806	—

	11,213	42,652	—

Total	$28,674	$35,103	$—

Back to Index

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income from continuing operations before income taxes, equity in net income (loss) of unconsolidated affiliates and minority interests (in thousands):

	Successor Company		Predecessor Company

	2003	2002	2001

Computed “expected” tax	$30,274	$40,909	$113,557
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefits	3,936	4,960	—
Amortization of goodwill	—	—	8,750
Targeted jobs tax credits	(1,102)	(857)	—
Carryback of losses allowed under Job Creation and Worker Assistance Act of 2002	(4,443)	(10,285)	—
Write-off of non-deductible goodwill	1,571	—	304,500
Cancellation of debt income	—	—	(538,962)
Adequate protection payments	—	—	40,250
Change in valuation allowance	—	—	74,005
Other, net	(1,562)	376	(2,100)

Total income tax expense	$28,674	$35,103	$—

Back to Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003 and 2002 are presented below (in thousands):

	2003	2002

Deferred Tax Assets:
Accrued liabilities and reserves	$66,056	$63,296
Net operating loss carry-forwards (Predecessor)	98,835	100,881
Net operating loss carry-forwards (Successor)	12,289	—
Derivatives financial instruments	2,389	—
Net unfavorable leases	7,345	8,800
Other	11,900	12,449

Deferred tax assets	198,814	185,426

Valuation allowance	(98,835)	(100,881)

Net deferred tax assets	99,979	84,545

Deferred Tax Liabilities:
Accounts receivable	(22,622)	(20,243)
Goodwill and other intangibles	(65,150)	(58,721)
Depreciation	(50,434)	(33,000)
Deferred gain	(4,047)	(5,800)
Other	(7,748)	(3,972)

Total deferred tax liability	(150,001)	(121,736)

Net deferred tax liability	$(50,022)	$(37,191)

Pursuant to the Job Creation and Worker Assistance Act of 2002, which extended the net operating loss carryback period to five years, the Company was able to carryback certain net operating loss (“NOL”) carry-forwards originating in the year ended September 30, 2001. This enabled the Company to record $4.4 million and $10.3 million in federal tax refunds during the years ended September 30, 2003 and 2002, respectively.

Following consummation of the Plan, and after reduction for (1) the aforementioned NOL carrybacks and (2) cancellation of prepetition indebtedness as provided under Section 108 of the Internal Revenue Code, the Company had Predecessor Company NOL carry-forwards of $278.0 million, which expire between September 30, 2020 and September 30, 2021. Under applicable limitations imposed by Section 382 of the Internal Revenue Code, the Company’s ability to utilize these loss carry-forwards became subject to an annual limitation of $43.3 million, inclusive of a separate limitation for Multicare. During the years ended September 30, 2003 and 2002, the Company utilized $5.0 million and $8.0 million, respectively, of Predecessor loss carry-forwards. Pursuant to SOP 90–7, the income tax benefit of any Predecessor NOL utilization ultimately serves to reduce goodwill and, thereafter, to increase paid-in-capital. The Company has Predecessor NOL carry-forwards of $265.0 million remaining at September 30, 2003. There can be no assurances that the Company will be able to utilize these NOL’s and, consequently, a 100% valuation allowance against these NOL’s has been provided. During the year ended September 30, 2003, the Successor Company generated an additional NOL of $27.2 million not subject to annual limitation which is available for carry-forward through the year ended September 30, 2023. Other deferred tax assets include $3.3

Back to Index

million for built–in losses recognized by Multicare during the fiscal year ended September 30, 2002 in excess of its separate limitation under Section 382.

(14)	Redeemable Preferred Stock

In connection with the consummation of the Plan, the Company issued 425,946 shares of Series A Convertible Preferred Stock (the “Series A Preferred”). The Series A Preferred has a liquidation preference of $46.8 million and accrue dividends at the annual rate of 6% payable in additional shares of Series A Preferred. The Series A Preferred is convertible at any time, at the option of the holders. Following the spin-off, each share of Series A Preferred is convertible into the number of shares of the Company’s common stock which results from dividing (x) the liquidation preference of $100 per each such share plus all accrued and unpaid dividends by (y) the conversion price per share of $12.60. In fiscal 2002, 4,338 shares of Series A Preferred were converted to 21,336 shares of common stock. In fiscal 2003, 6,351 shares of Series A Preferred were converted into 31,231 shares of common stock.

The Company has the right to convert all of the shares of Series A Preferred to shares of common stock at any time after the first anniversary date of the effective date, or October 2, 2002, when the average trading price of the Company’s common stock over the immediately preceding 30 days is $18.60 (following the spin-off) or more per share. The Company has the right to redeem the Series A Preferred at any time by giving 30 days notice to the holders (subject to certain restrictions imposed by the Company’s Senior Credit Facility). The Series A Preferred are subject to mandatory redemption on October 2, 2010. The conversion rate is $12.60 of liquidation preference for each share common stock.

Effective December 16, 2003, the Company’s board of directors exercised its option to require the mandatory conversion of the Series A Preferred, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of NeighborCare common stock pursuant to the terms of the Company’s amended and restated articles of incorporation, as amended.

The Series A Preferred is reflected in the consolidated balance sheet under redeemable preferred stock.

(15)	Shareholders’ Equity

Common Stock

The authorized common stock consists of 200,000,000 shares, $0.02 par value, of which 41,813,603 shares were issued and 39,514,351 were outstanding at September 30, 2003. The provisions of the Plan call for the issuance of 41,000,000 shares, of which 260,493 are to be issued when all outstanding claim objections and other disputed claim matters of the bankruptcy proceedings are resolved.

Treasury stock

In fiscal 2003, the Company’s board of directors authorized the repurchase of up to $50.0 million of NeighborCare common stock through privately negotiated third party transactions or in the open market. As of September 30, 2003, the Company had repurchased 2,299,252 common shares at a cost of $36.2 million, representing 5.8% of the common stock outstanding.

Restricted Stock Grants

On October 2, 2001, the Board of Directors authorized the Company to issue 750,000 restricted shares of common stock to certain of its senior officers. These shares were scheduled to vest quarterly over a five year period ending on October 1, 2006.

The Company recorded compensation expense ratably over each vesting period at $20.33 per vesting share. In fiscal 2002, the Company recognized $2.5 million of compensation cost for the scheduled vesting of restricted stock grants, which is included in salaries, wages and benefit costs in the consolidated statements of operations. Also in fiscal 2002, the Company recognized $4.7 million of compensation cost for the accelerated vesting of restricted stock grants held by certain key executives whose employment was terminated during the fiscal year. See note 5 —“Significant Transactions and Events — Strategic Planning, Severance and Other Related Costs.” The compensation cost for the accelerated vesting of these restricted stock grants is included in strategic planning, severance and other related costs in the consolidated statements of operations.

On April 1, 2003, the Company extended an offer to its employees, including executive officers except for its chief executive officer, to tender all options to purchase shares of its common stock, par value $.02 per share, outstanding under its 2001 stock option plan, for the following consideration: (a) for those holders of options who had received awards of more than 2,000 restricted shares of common stock under the stock incentive plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for

Back to Index

options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who had not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003. The Company accepted for exchange and cancellation options to purchase 1,724,000 shares of its common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders. All eligible options held by the Company’s employees were tendered in the offer, with the exception of options to purchase 35,000 shares. As a result of this offer and exchange, the Company expensed $7.2 million in fiscal 2003, of which $1.4 million was disbursed in cash, with the remainder distributed in common stock. This expense is classified as a component of strategic planning, severance and other related costs in the Company’s consolidated statements of operations.

(16)	Stock Option Plans

In fiscal 2002, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”). The aggregate number of shares of common stock that may be issued under the 2001 Plan is 3,480,000, of which 3,305,000 may be issued to non–directors and 175,000 may be issued solely to directors.

	Option Price Per Share	Outstanding	Exercisable	Available for Grant

Balance at September 30, 2001	—	—	—	—

Authorized	—	—	—	3,480,000
Granted	$ 18.75 - $ 20.33	2,751,000	—	(2,751,000)
Exercisable	—	—	619,779	—
Canceled / Forfeited	—	(392,000)	—	392,000

Balance at September 30, 2002	$ 18.75 - $ 20.33	2,359,000	619,779	1,121,000

Authorized	—	—	—	—
Granted	$ 15.06 - $ 20.33	652,500	—	(652,500)
Exercisable	—	—	(299,459)	—
Canceled / Forfeited	—	(2,271,500)	—	2,271,500

Balance at September 30, 2003	$ 16.80 - $ 20.33	740,000	320,320	2,740,000

(17)	Loss on Impairment of Assets and Other Charges

Fiscal 2003

During the year ended September 30, 2003, the Company did not incur any impairment charges from continuing operations.

Fiscal 2002

In connection with the Company’s change in strategic direction and objectives, the Company incurred $0.4 million of asset impairment charges from continuing operations consisting of the write–down in carrying value of an idle eldercare real estate property. See note 5 —“Significant Transactions and Events — Strategic planning, severance and other related costs.”

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

Back to Index

Fiscal 2001

During the year ended September 30, 2001, the Company recorded costs in connection with certain uncollectible receivables, insurance related costs and other charges, and debt restructuring and reorganization costs. The Company also recognized a gain on the discharge of debt in connection with the consummation of the Plan. The following table and discussion provides additional information on these charges and gain in continuing operations (in thousands):

2001

Notes receivable, advances, and trade receivables, due from affiliated businesses formerly owned or managed deemed uncollectible	$30,048
Uncollectible trade receivables	38,883
Self-insured and related program costs	15,110
Other charges	22,390

Total uncollectible receivable, insurance related and other charges (included in other operating expenses)	$106,431

Debt restructuring and reorganization costs and net (gain) on debt discharge:
Professional, bank and other fees	$59,393
Employee benefit related costs, including severance	16,786
Exit costs of terminated businesses	5,877
Fresh start valuation adjustments	932,435
Gain on debt discharge	(1,460,909)

Total debt restructuring and reorganization costs and net (gain) on debt discharge	$(446,418)

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

In fiscal 2001, the Company performed a re–evaluation of its allowance for doubtful accounts triggered by deterioration in the agings of certain categories of receivables. Management believed that such deterioration in the agings were due to several prolonged negative factors related to the operational effects of the bankruptcy filings such as personnel shortages and the time demands required in normalizing relations with vendors and addressing a multitude of bankruptcy issues. As a result of this re–evaluation, the Company determined that an increase in the allowance for doubtful accounts of $38.9 million was necessary.

In fiscal 2001, as a result of adverse claims development we re–evaluated the levels of reserves established for certain self–insured health and workers’ compensation benefits and other insurance related programs. These charges were $15.1 million.

In addition, the Company incurred charges of $22.4 million during fiscal 2001, principally related to contract and litigation matters and settlements, and certain other charges.

Debt restructuring and reorganization costs and net gain on debt discharge

During the twelve months ended September 30, 2001, the Company incurred $1,014.5 million of legal, bank, accounting, fresh–start valuation adjustments and other costs in connection with its debt restructuring and the Chapter 11 cases. Of these charges, $59.4 million is attributed to professional, bank and other fees and $16.8 million pertains to certain salary and benefit related costs, principally for a court approved special recognition program. In

Back to Index

addition, the Company incurred $5.9 million of costs associated with exiting certain terminated businesses. Fresh–start valuation adjustments of $932.4 million were recorded pursuant to the provisions of SOP 90–7, which require entities to record their assets and liabilities at fair value. The fresh–start valuation adjustments are principally the result of the elimination of predecessor company goodwill and the revaluation of property, plant and equipment to estimated fair values. The gain on debt discharge represents the relief of liabilities subject to compromise in accordance with the plan of reorganization.

(18)	Commitments and Contingencies

Financial Commitments

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee losses.

The Company has an agreement with a vendor, which supplies approximately 98% of the Company’s pharmaceutical products, pursuant to which the Company is required to maintain a deposit to secure purchase terms. The deposit of $37.9 million and $32.7 million at September 30, 2003 and 2002, respectively, is refundable upon the Company’s election of alternative purchase terms and accordingly, is classified among current assets.

The Company has posted $0.9 million of outstanding letters of credit. The letters of credit guarantee performance to third parties of various trade activities. The letters of credit are not recorded as liabilities on the Company’s balance sheet unless they are probable of being utilized by the third party. The financial risk approximates the amount of outstanding letters of credit.

The Company has extended $7.4 million in working capital lines of credit to certain jointly owned and managed companies, of which $4.6 million were unused at September 30, 2003. Credit risk represents the accounting loss that would be recognized at the reporting date if the affiliate companies were unable to repay any amounts utilized under the working capital lines of credit. Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

The Company is a party to joint venture partnerships whereby its ownership interests are 50% or less of the total capital of the partnerships. The Company accounts for these partnerships using the equity method of accounting and, therefore, the assets, liabilities and operating results of these partnerships are not consolidated with the Company’s. The carrying value of the Company’s investment in joint ventures is $8.8 million and $14.1 million at September 30, 2003 and 2002, respectively. The Company’s share of the income (loss) of the partnerships for the years ended September 30, 2003, 2002 and 2001 was $1.2 million, $2.2 million and $(10.2) million, respectively. Although the Company is not contractually obligated to fund operating losses of these partnerships, in certain cases, it has extended credit to such joint venture partnerships in the past and may decide to do so in the future in order to realize economic benefits from our joint venture relationship. Management assesses the creditworthiness of such partnerships in the same manner it does other third–parties. The Company has provided $10.8 million of financial guarantees related to loan commitments of four jointly owned and managed companies of GHC. As of September 30, 2003, the Company has also provided $12.4 million of financial guarantees related to lease obligations of one jointly–owned and managed company that operates four eldercare centers. This obligation was subsequently relieved in October 2003 upon the sale of the jointly-owned partnership’s leasehold rights to an independent third party. The guarantees are not recorded as liabilities on the Company’s balance sheet unless it is required to perform under the guarantee. Credit risk represents the accounting loss that would be recognized at the reporting date if counter–parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

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

Back to Index

States District Court, the Company fully cooperated with the Department of Justice’s evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The U.S. District court action is no longer under seal but remains administratively stayed pending resolution of the bankruptcy issues.

The plaintiff filed a proof of claim in the Company’s bankruptcy proceedings initially for approximately $650 million and subsequently submitted an amended claim in the amount of approximately $325 million. The Company believes the allegations have no merit and objected to the proof of claim. In connection with an estimation of the proof of claim in the bankruptcy proceeding, the Company filed a motion for summary judgment urging that the claim be estimated at zero. On or about January 24, 2002, the U.S. Bankruptcy Court for the district granted Debtors’ motion and estimated the claim at zero.

On or about February 11, 2002, the plaintiff appealed the bankruptcy court’s granting of summary judgment to the U.S. District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the U.S. District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the U.S. District Court, the assets previously reserved for the plaintiff’s claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the U.S. District Court denied the plaintiff’s appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. On or about April 25, 2003, the plaintiff filed an appeal to the Third Circuit Court of Appeals. The appeal is currently pending with the Third Circuit and it is most likely to be heard by the Court of Appeals in 2004.

The Company believes that the settlement of this matter will not be significant to the results of operations or financial condition of the Company.

Pending DEA Investigation

In August 2001, and March 2002, the Company’s pharmacy located in Colorado reported missing inventory and potential diversion to the Drug Enforcement Administration (“DEA”), the local police and the Colorado Board of Pharmacy. As a result of the pharmacy reporting these incidents, the DEA commenced an audit of the pharmacy’s operations. Under the Controlled Substance Act the government may seek the potential value of the inventory diverted as well as other damages. The Civil Division of the U.S. Attorney’s Office for the District of Colorado has advised the Company that there is potential civil liability relating to the violations of the Controlled Substance Act. The Company has cooperated with all requests for information, including making its personnel and documents available to the government. The government and the Company are currently in discussions regarding the allegations.

The Company believes that the settlement of this matter will not be significant to the results of operations or financial condition of the Company.

Spin-off Contingencies

The separation and distribution agreement generally provides for a full and complete release and discharge as of the date of the consummation of the spin-off of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the date of the consummation of the spin-off between or among NeighborCare and its affiliates, on the one hand, and GHC and its affiliates, on the other hand, including any contractual agreements or arrangements existing or alleged to exist between or among those parties on or before that date.

GHC has agreed to indemnify, defend and hold harmless NeighborCare and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of GHC, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of the liabilities of the eldercare businesses;

•	any liabilities of the eldercare businesses and the operation of the eldercare businesses at any time before or after the spin-off;

•	any breach by GHC or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;

Back to Index

•	one-half of any liabilities arising out of our 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

•	specified disclosure liabilities.

NeighborCare has agreed to indemnify, defend and hold harmless GHC and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of NeighborCare, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of our liabilities, other than liabilities of the eldercare businesses;

•	any of NeighborCare liabilities, other than liabilities of the eldercare businesses, and the operation of its business other than the eldercare businesses at any time before or after the spin-off;

•	any breach by NeighborCare or its affiliates of the separation and distribution agreement or any of the ancillary agreements entered into in connection with the separation and distribution agreement;

•	one-half of any liabilities arising out of our 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

•	specified disclosure liabilities.

Back to Index

(19)	Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments at September 30, 2003 and 2002 consist of the following (in thousands):

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and equivalents	$132,726	$132,726	$148,030	$148,030
Restricted investments in marketable securities	90,591	90,591	86,147	86,147
Accounts receivable, net	366,886	366,886	369,969	369,969
Accounts payable	58,435	58,435	80,248	80,248
Debt, excluding capital leases	601,746	614,473	679,402	696,351
Pay fixed / receive variable interest rate swap	(7,219)	(7,219)	(4,454)	(4,454)
Interest rate cap	2	2	398	398

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

(20)	Assets Held for Sale and Discontinued Operations

In the normal course of business, the Company continually evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. On September 30, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale, are removed from the results of continuing operations. The results of operations in the current and prior year periods, along with any costs to exit such businesses in the year of discontinuation, are classified as discontinued operations in the consolidated statements of operations. Businesses sold or closed prior to the Company’s adoption of SFAS 144 continue to be reported in the results of continuing operations.

Since the Company’s adoption of SFAS 144, it has classified several businesses as held for sale or closed. An increasing trend in malpractice litigation claims, rising costs of eldercare malpractice litigation, losses associated with these malpractice lawsuits and a constriction of insurers have caused many insurance carriers to raise the cost of insurance premiums or refuse to write insurance policies for nursing homes. These problems are particularly acute in the state of Florida where, because of higher claim amounts, general liability and professional liability costs have become increasingly expensive. This increase in insurance costs prompted the Company to sell its otherwise profitable operations in the state of Florida during fiscal 2003. Since the Company’s inception, it has continued to develop its eldercare network in concentrated geographic markets in the eastern United States. The geographic location of the Company’s eldercare centers in the states of Illinois and Wisconsin relative to its strategic geographic markets, combined with the operating performance of those centers, prompted the Company to identify those assets as held for sale during fiscal 2002. In addition to these assets, the Company identified 13 eldercare centers in other states, one rehabilitation services clinic, two physician services practices and its ambulance business as held for sale or closed due to under-performance.

Back to Index

Consolidated interest expense has been allocated to discontinued operations for all periods presented based on allocated debt expected to be repaid in connection with the sale of the assets. The amount of after-tax interest expense allocated to discontinued operations for the fiscal 2003, fiscal 2002 and fiscal 2001 was $2.3 million, $3.8 million, and $8.6 million, respectively.

The Company has separately classified $18.3 million and $46.1 million of carrying value associated with assets held for sale in the consolidated balance sheets at September 30, 2003 and 2002, respectively.

The following table sets forth net revenues and the components of loss from discontinued operations for the years ended September 30, 2003, 2002, and 2001 (in thousands):

	Successor Company		Predecessor Company

	Years Ended September 30,		Year Ended September 30, 2001
	2003	2002

Net revenues	$144,279	$261,879	$259,014

Net operating loss of discontinued businesses	$(20,779)	$(2,296)	$(24,388)
Loss on discontinuation of businesses	(14,168)	(11,004)	—
Income tax benefit	13,822	4,959	—

Loss from discontinued operations, net of taxes	$(21,125)	$(8,341)	$(24,388)

The loss on discontinuation of businesses includes the write-down of assets to estimated net realizable value.The operations of GHC spun-off on December 1, 2003 will be reported as discontinued operations beginning in fiscal 2004.

(21)	Segment Information

The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization. The Company has two reportable segments: (1) pharmacy services and (2) inpatient services.

Included in the Company’s pharmacy service revenues are institutional pharmacy revenues, which include the provision of infusion therapy, medical supplies and equipment provided to eldercare centers it operates, as well as to independent healthcare providers by contract. The Company provides these services through 62 institutional pharmacies and 16 medical supply and home medical equipment distribution centers located in its various market areas. In addition, the Company operates 32 community–based pharmacies which are located in or near medical centers, hospitals and physician office complexes. 86% of the sales attributable to all pharmacy operations are generated through external contracts with independent healthcare providers with the balance attributable to centers owned or leased by the Company.

The Company includes in inpatient services revenues all room and board charges and ancillary service revenue for its eldercare customers at the 160 eldercare centers which the Company owns or leases.

The accounting policies of the segments are the same as those of the consolidated organization. All intersegment sales prices are market based.

The Company’s capital costs in the following segment information (depreciation and amortization, lease expense, and interest), as well as preferred dividends for the years ended September 30, 2003 and 2002, reflect the provisions of the Plan and the impact of fresh–start reporting. These costs for periods prior to the Company’s emergence from bankruptcy generally were recorded based on historical costs or contractual agreements and do not reflect the provisions of the Plan. Accordingly, capital costs of the Successor Company for the years ended September 30, 2003 and 2002 are not comparable to those of the Predecessor Company in 2001.

Back to Index

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

	Successor Company		Predecessor Company

(in thousands)	2003	2002 (1)	2001 (1)

Revenues:
Inpatient services – external	$1,229,239	$1,201,071	$1,136,273
Pharmacy services:
External	1,235,398	1,121,917	1,035,188
Intersegment	78,019	100,502	98,122
All other services:
External	184,342	162,800	155,672
Intersegment	146,159	172,160	194,323
Elimination of intersegment revenues	(224,178)	(272,662)	(292,445)

Total net revenues	2,648,979	2,485,788	2,327,133

EBITDA (2):
Inpatient services	120,763	140,884	115,974
Pharmacy services	126,663	112,328	100,571
All other services	38,456	46,735	44,705
Corporate	(75,135)	(80,432)	(61,837)
Other adjustments (3)	(16,949)	(2,000)	339,878
Net loss on sale of eldercare centers	—	—	(540)

Total EBITDA	193,798	217,515	538,751

Capital and other:
Consolidated:
Depreciation and amortization	(66,384)	(59,449)	(99,898)
Interest expense	(40,917)	(41,183)	(114,404)
Income tax expense	(28,674)	(35,103)	—
Equity in net income (loss) of unconsolidated affiliates	1,184	2,165	(10,213)
Minority interests	(5,194)	(2,838)	2,249
Preferred stock dividends	(2,701)	(2,599)	(45,623)

Income from continuing operations	51,112	78,508	270,862
Loss from discontinued operations, net of taxes	(21,125)	(8,341)	(24,388)

Net income attributed to common shareholders	$29,987	$70,167	$246,474

Back to Contents

	Successor Company		Predecessor Company

(in thousands)	September 30, 2003	September 30, 2002 (4)	September 30, 2001

Assets:
Inpatient services (5)	$846,361	$945,047	$973,476
Pharmacy services	729,586	701,036	686,361
All other	362,782	364,394	179,383

	$1,938,729	$2,010,477	$1,839,220

(1)	Segment revenue and EBITDA data previously reported was adjusted to remove discontinued businesses from the results of continuing operations for the September 30, 2002 and 2001 periods.

(2)
EBITDA is defined as earnings before interest, taxes, depreciation and amortization of the Company’s continuing operations. EBITDA is calculated by adding back interest, income tax expense, depreciation and amortization, equity in net income (loss) of unconsolidated affiliates, minority interests, preferred stock dividends, and loss from discontinued operations, net of taxes to net income attributed to common shareholders. EBITDA of the operating segments include the direct overhead costs attributable to those segments.

(3)
Other adjustments includes strategic planning, severance and other related costs, net gain from breakup fee and other settlements and debt restructuring and reorganization costs and net (gain) on debt discharge from the Company’s consolidated statements of operations.

(4)	Certain prior year amounts have been reclassified to conform with the current year presentation.

(5)
Assets of the inpatient services segment at September 30, 2003 and September 30, 2002 include $18.3 million and $46.1 million, respectively, of assets held for sale. See note 20 — “Assets Held for Sale and Discontinued Operations.”

(22)	Comprehensive Income

The following table sets forth the computation of comprehensive income for the years ended September 30, 2003, 2002 and 2001 (in thousands):

	Successor Company		Predecessor Company

	2003	2002	2001

Net income attributed to common shareholders	$29,987	$70,167	$246,474
Unrealized gain on marketable securities (net of income taxes of $141, $349 and $1,067, respectively)	262	647	1,981
Net change in fair value of interest rate swap and cap agreements (net of income tax benefit of $1,233 and $1,582, respectively)	(1,928)	(2,474)	—

Total comprehensive income	$28,321	$68,340	$248,455

Back to Contents

(23)	Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and caps, to manage changes in market conditions related to debt obligations. As of September 30, 2003 and 2002, the Company has a $75 million swap maturing on September 13, 2005, to receive fixed (3.1%) / pay variable (one month LIBOR) and a $125 million swap maturing on September 13, 2007, to receive fixed (3.77%) / pay variable (one month LIBOR). In addition, the Company has a $75 million cap maturing on September 13, 2004. The interest rate cap pays interest to the Company when LIBOR exceeds 3%. The amount paid to the Company is equal to the notional principal balance of $75 million multiplied by (LIBOR minus 3%) in those periods in which LIBOR exceeds 3%. We purchased the interest rate cap in September 2002 for $0.7 million which is being amortized to interest expense over the two year term of the agreement.

Based upon confirmations from third party financial institutions, the fair value of the interest rate swap agreements and the cap are ($7.2) million and $2 thousand dollars, respectively, at September 30, 2003.

The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified to earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap and cap agreements are included in interest expense. During fiscal 2003 and 2002, $1.9 million and $2.5 million, respectively, of after tax net unrealized losses related to interest rate swap and caps were recorded in other comprehensive income. As of September 30, 2003 and 2002, $7.2 million and $4.0 million, respectively, have been classified in other long term liabilities in the consolidated balance sheet related to cash flow hedges. The counterparties to the above derivative agreements are major international banks.

In connection with the spin-off and the repayment of senior indebtedness, the Company terminated the two variable to fixed rate swaps described above with an aggregate notional amount of $200 million. As a consequence the Company paid the contracting parties approximately $3.5 million which will be accounted for as a spin-off related charge in the first fiscal quarter of 2004.

(24)	Subsequent Event

Preferred Share Purchase Rights

On November 13, 2003, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.02 per share, payable on December 1, 2003 to the stockholders of record on that date.  The Board of Directors declared these rights to protect stockholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock (a “Preferred Share”) for $100.00, once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

The Rights will not be exercisable until ten days after the public announcement of the acquisition by any person or group of beneficial ownership of 20% or more of NeighborCare’s outstanding common stock (or ten days after a person or group begins a tender or exchange offer that, if consummated, would bestow upon them beneficial ownership of 20% or more of NeighborCare’s outstanding common stock).  The Rights expire December 1, 2013.

Back to Contents

(25)	Quarterly Financial Data (Unaudited)

The Company’s unaudited quarterly financial information is as follows (in thousands, except per share data):

	Total Net Revenues	Income (Loss) from Continuing Operations	Net Income (Loss) Attributed to Common Shareholders	Diluted Income (Loss) Per Common Share from Continuing Operations	Diluted Net Income (Loss) Per Common Share

Quarter ended:
December 31, 2002	$638,582	$17,010	$11,934	$0.40	$0.29
March 31, 2003	645,076	9,619	4,670	0.25	0.11
June 30, 2003	666,320	12,518	6,471	0.31	0.16
September 30, 2003	699,001	11,965	6,912	0.30	0.17

Quarter ended:
December 31, 2001	$606,869	$16,711	$15,599	$0.40	$0.38
March 31, 2002	617,821	27,559	24,943	0.65	0.59
June 30, 2002	625,540	18,518	17,453	0.44	0.42
September 30, 2002	635,558	15,720	12,172	0.38	0.29

Earnings per share was calculated for each three–month and the twelve–month period on a stand–alone basis. As a result, the sum of the diluted earnings per share for the four quarters may not equal the earnings per share for the year.

Back to Index

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:	CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), NeighborCare’s management, including its chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of NeighborCare’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, NeighborCare’s chief executive officer and chief financial officer concluded that NeighborCare’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to NeighborCare during the period when NeighborCare’s reports are being prepared.

As required by Exchange Act Rule 13a-15(d), NeighborCare’s management, including its chief executive officer and chief financial officer, also conducted an evaluation of NeighborCare’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonable likely to materially affect, NeighborCare’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period presented by this report.

There have not been any significant changes to our internal controls over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Back to Index

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS OF THE REGISTRANT

The following table sets forth information with respect to our directors following the spin-off:

Name	Age	Committees of the board of directors

John J. Arlotta	54	Chairman, Executive Committee
James H. Bloem	53	Chairman, Audit and Compliance Committee; Compensation Committee
James E. Dalton, Jr.	61	Nominating and Governance Committee; Compensation Committee
James D. Dondero	41	Chairman, Compensation Committee; Executive Committee
Robert H. Fish	53	Executive Committee
Dr. Philip P. Gerbino	56	Audit and Compliance Committee; Chairman, Nominating and Governance Committee
Arthur J. Reimers	48	Audit and Compliance Committee; Executive Committee
Phyllis R. Yale	46	Nominating and Governance Committee

John J. Arlotta has served as our vice chairman with primary responsibility for the NeighborCare business since July 2003.  Following the spin-off, Mr. Arlotta has become our chairman, president and chief executive officer.  Prior to joining us, Mr. Arlotta served as a consultant to Caremark Pharmaceutical Services.  Mr. Arlotta was president and chief operating officer of Caremark Pharmaceutical Services from May 1998 to February 2002 and chief operating officer of Caremark Pharmaceutical Services from September 1997 to May 1998.

James H. Bloem has served as our director since October 2, 2001. Mr. Bloem is senior vice president and chief financial officer of Humana, Inc. and is responsible for developing business growth strategies and supervising all accounting, actuarial, financial, tax, risk management, treasury, and investor relations activities. Previously, Mr. Bloem has served as executive vice president, then as president of the personal care division of Perrigo Company, the nation’s largest manufacturer of over–the–counter pharmaceuticals, personal care, and nutritional products for the store brand market. Mr. Bloem’s experience also includes independent financial and business consulting and a law partnership with a specialization in taxation and corporate. He is also a certified public accountant and serves as director of several corporate and educational boards. Mr. Bloem is a member of the board of directors of the following companies: Bissell, Inc., Nutramax Products, Inc., Van Eerden Company, and Imperial Graphics, Inc.

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

Back to Index

common stocks. Mr. Dondero is a certified public accountant, chartered financial analyst, a certified management accountant and a member of the NYSSA. Mr Donero is a member of the board of directors of Motient Corporation.

Robert H. Fish has served as our director since October 2001. Mr. Fish also served as chief executive officer from June 2002 and chairman from November 2002 until his resignation from these positions on December 1, 2003. He is a managing partner of Sonoma–Seacrest, LLC, a California–based healthcare practice specializing in strategic planning, performance improvement, and merger and acquisition issues. Prior to joining Sonoma, Mr. Fish served as president and chief executive officer of St. Joseph Health System and president and chief executive officer of ValleyCare Health System.

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

Arthur J. Reimers, 48, joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm.  Upon Goldman, Sachs & Co.’s initial public offering in 1998, Mr. Reimers became a managing director and served in that capacity until his retirement in 2001.  From 1991 through 1996, Mr. Reimers served as co-head of Goldman, Sachs & Co.’s Financial Advisory Group in its London office.  Returning to New York in 1996, Mr. Reimers founded and served as co-head of Goldman, Sachs & Co.’s Healthcare Investment Banking Division.  Mr. Reimers serves on the boards of Rotech Health, Inc., and Surgis, Inc.

Phyllis R. Yale, 46, is a managing director of Bain and Company, a global business consulting firm with 2,000 consultants in 29 offices in 19 countries.  Ms. Yale joined Bain and Company in 1982, was elected to partnership in 1987 and currently manages its Boston office.  Ms. Yale has worked extensively in the healthcare and financial services industries.

See the information set forth in Part I, Item 4A, “Executive Officers of the Registrant,” of this Form 10-K.

Election of Directors

The Board of Directors is responsible for the overall affairs of NeighborCare. In connection with our emergence from bankruptcy on October 2, 2001, we amended and restated our Articles of Incorporation and established a classified Board of Directors pursuant to which the directors of NeighborCare are to be divided into three classes consisting of Class I, Class II and Class III, respectively, commencing with our first annual meeting after October 2, 2002, which occurred during the annual shareholders’ meeting on April 9, 2003. At subsequent annual meetings, only directors for the class whose term is expiring will be elected at that annual meeting.

The number of directors in each class is determined by the board of directors and consists of as nearly equal a number of directors as possible. Following the spin-off, there are eight directors, and accordingly, each of Class I and II will include three directors and Class III will include two directors, which may be adjusted from time to time, should the board of directors increase or decrease the number of directors representing a class. The term of the Class I Directors initially expires after the 2004 Annual Meeting of Shareholders; the term of the Class II Directors initially expires after the 2005 Annual Meeting of Shareholders, and the term of the Class III Directors initially expires after the 2006 Annual Meeting of Shareholders. At each annual meeting of shareholders, directors of the respective class whose term expired will be up for re–election, and the directors chosen to succeed those whose terms have expired will be elected to hold office for a three year term.

The three Class I Directors, whose terms expire at the 2004 Annual Meeting of Shareholders, are John J. Arlotta, Robert H. Fish and Arthur J. Reimers. The three Class II Directors, whose terms expire at the 2005 Annual Meeting of Shareholders, are James D. Dondero, James H. Bloem and Phyllis R. Yale. The two Class III Directors, whose terms would expire at the 2006 Annual Meeting of Shareholders, are James E. Dalton, Jr. and Dr. Philip P. Gerbino.

Back to Index

Each director serves until his or her successor is elected and qualified or until his or her death, retirement, resignation, or removal. Should a vacancy occur or be created, whether arising through death, resignation, retirement or removal of a director, the vacancy will be filled by a majority vote of the remaining directors. A director so elected to fill a vacancy will serve for the remainder of the present term of office of the class to which he or she was elected.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events,” of this Form 10-K for a further description of the nature and results of our reorganization and a description of other recent matters impacting our business and results of operations.

See “Risk Factors.”

Audit Committee and Financial Experts

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Act comprised of Messrs. Bloem, Reimers and Gerbino, each of whom is “independent” as defined under Item 7(d)(3)(iv) of Schedule 14A of the Act.  Our Board of Directors has determined that Mr. Bloem is an “audit committee financial expert” as defined under Item 401 of Regulation S-K.

Back to Index

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish us with copies of all Section 16 (a) forms they file.

To our knowledge, based solely on review of the copies of such reports submitted to us with respect to the fiscal year ended September 30, 2003, all Section 16 (a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that each of Robert H. Fish, James H. Bloem, James E. Dalton, Jr., James D. Dondero and Dr. Philip P. Gerbino filed a late report on Form 4.

Code of Ethics

We have adopted a code of ethics that applies to our senior management, including our chief executive officer, and chief financial officer.  Copies of our code of ethics are available without charge upon written request directed to Investor Relations, NeighborCare, Inc., 7 East Lee Street, Baltimore, Maryland 21202, (410) 752-2600.

Back to Index

ITEM 11:	EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-term Compensation

Name and Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Other Annual Compensation (3)	Restricted Stock Awards ($)(4)	Securities Underlying Options/SAR’s	All Other Compensation ($)(5)

Robert H. Fish, Chief Executive Officer	2003	850,000	1,221,410	83,406	—	177,500	—
	2002	274,615	70,833	—	—	25,000	—
John J. Arlotta, Vice Chairman
	2003	163,462	850,000	—	—	—	29,005
George V. Hager, Jr., Chief Financial Officer	2003	400,001	155,000	—	—	—	1,023,315
	2002	398,078	200,000	—	1,524,750	75,000	601,698
	2001	350,000	309,875	—	—	—	1,700
Robert A. Smith, President, NeighborCare	2003	360,768	75,250	—	—	—	2,000
	2002	310,003	60,000	—	304,950	50,000	1,700
	2001	232,281	117,000	75,103	—	—	1,700
Richard Pell, Jr., Senior Vice President, Administration and Chief Compliance Officer	2003	271,827	715,875	—	—	—	2,000
	2002	260,382	55,000	—	304,950	50,000	2,000
	2001	224,039	71,000	—	—	—	1,700
Richard Howard, Former Vice Chairman	2003	59,615	—	—	—	—	4,035,048
	2002	500,000	250,000	—	1,524,750	75,000	320,008
	2001	500,000	432,250	—	—	—	—

Back to Index

(1)
Includes compensation deferred under the 401(k) Retirement Plan, Non Qualified Deferred Compensation Plan and other arrangements with us. Other payments made by us under the 401(k) Retirement Plan, Non Qualified Deferred Compensation Plan and other arrangements with us are not included.

(2)
Mr. Fish received a performance bonus of $500,000 and a bonus of $721,410 upon his appointment to chief executive officer. Mr. Arlotta received a performance bonus of $550,000 and a sign-on bonus of $300,000. Mr. Pell received an employment contract payout of $661,400 and a performance bonus of $54,475. All other amounts in 2003 reflect performance bonuses.

(3)
Mr. Fish received compensation of approximately $62,206 for housing expenses and approximately $15,200 for the use of a Company owned automobile. All other amounts reflect the receipt of relocation benefits.

(4)
Restricted stock grants were authorized by the board of directors on October 2, 2001 and vest quarterly over a five year period beginning January 1, 2002. Our common stock market value as of October 2, 2001 was $20.33 per share. As of September 30, 2003, the restricted stock grants issued to Mr. Smith and Mr. Pell each had an aggregate market value of $363,150. As of September 30, 2003, the restricted stock grants issued to Mr. Hager and Mr. Howard each had an aggregate market value of $1,815,750. The restricted stock grants of each of the previously mentioned individuals are fully vested at September 30, 2003. The market value of our common stock at September 30, 2003 was $24.21 per share.

(5)
Includes severance pay, company-sponsored life insurance coverage, note forgiveness as well as our matching contribution under the 401(k) Retirement Plan and Non Qualified Deferred Compensation Plan. Mr. Arlotta received $29,005 in relation to his company-sponsored life insurance plan. Mr. Hager received $1,021,315 of note forgiveness and $2,000 of 401(k) matching compensation. Mr. Smith and Mr. Pell each received $2,000 of 401(k) matching compensation. Mr. Howard received note forgiveness in the amount of $1,238,298 and severance pay in the amount of $2,796,750.

Options Granted

The following table sets forth certain information concerning stock options granted under the 2001 Stock Option Plan during fiscal 2003 to our chief executive officer and each of our most highly compensated executive officers:

Option/SAR Grants in Last Fiscal Year

			Individual Grants			Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms

Name	Number of Securities Underlying Options/SARs Granted		Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date	5%	10%

Robert H. Fish	2,500		0.4%	$16.80	10/2/12	$26,414	$66,937
	275,000		43.14%	$17.00	12/2/06	$1,358,833	$4,932,871
	225,000	(1)	35.29%	$20.33	12/2/06	$362,522	$3,286,735

(1)	Includes 100,000 options that were forfieted in fiscal 2003 as a result of failure to satisfy vesting conditions.

Back to Index

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year–End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Unexercised Securities Underlying Options/SARs Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at Fiscal Year-End ($) Exercisable/ Unexercisable

Robert H. Fish	—	—	177,500/352,500	1,197,025/1,774,250

(1)	Stock price at close of business on September 30, 2003 was $24.21.

Directors Compensation

Each of our directors who is not our employee receives an annual fee of $25,000 for serving as a director and cash compensation of $1,500 for each in-person meeting of the board of directors attended and $1,000 for each telephonic meeting of the board of directors attended. Each such director also receives $1,500 for each in-person meeting of a committee of our board of directors attended and $1,000 for each telephonic meeting of a committee of our board of directors attended. The chairman of the audit and compliance committee receives an additional annual fee of $7,500. Upon shareholder approval of a restricted stock plan, each director will also receive an annual award of restricted stock having a fair market value at the time of grant of $95,000.

In October 2002, each of Messrs. Fish, Bloem, Dalton, Dondero, Gerbino and LaNasa received options to purchase 2,500 shares of our common stock at an exercise price per share of $16.80 in exchange for services rendered as a director.

Employment Agreements

Effective May 28, 2002, we entered into an employment agreement with Robert H. Fish, our interim chief executive officer, which originally expired on November 30, 2002, but which was extended beyond November 30, 2002, on a month to month basis. The base salary of Mr. Fish was $850,000 on an annual basis and Mr. Fish received a $70,833 sign–on bonus. This agreement was terminated on February 28, 2003.

Effective February 28, 2003, we entered into a two (2) year employment agreement with Robert H. Fish as our Chief Executive Officer at an annual base salary of $850,000. In addition, the agreement provides for an annual bonus of up to 100% of the base salary, and stock options of up to 600,000 shares, upon the occurrence of certain performance based benchmarks. The base salary is reviewable by the board of directors at least annually. The agreement may be terminated by NeighborCare at anytime for Cause (as defined in the employment agreement). Mr. Fish may terminate his employment upon notice to NeighborCare of the occurrence of certain events, including a change in control of NeighborCare. In the event that NeighborCare terminates the agreement without Cause, or if Mr. Fish terminates his employment agreement as described in the preceding sentence, Mr. Fish is entitled to severance compensation consisting of accrued and unpaid bonuses (including a pro rata bonus for the portion of the year prior to the date of termination), a continuation of health and insurance benefits for himself, his spouse and eligible dependents for a period of one (1) year following the date of termination. Moreover, all restricted stock awards made to Mr. Fish shall fully vest, and all vested stock options shall remain exercisable through the original terms with all rights. The agreement also contains provisions which restrict Mr. Fish from competing with NeighborCare during the term of the agreement and for a one (1) year period thereafter.

On December 9, 2003, we entered into an option cancellation agreement with Mr. Fish relating to options which vested upon the completion of the spin-off and Mr. Fish’s termination of employment in connection with the spin-off.  After the board of director’s adjustment to the aggregate number and exercise price of all outstanding options to purchase our common stock in connection with the spin-off and as of the date of the agreement, Mr. Fish held options to purchase 430,470 shares of our common stock at an exercise price per share of $10.86 and 352,203 shares at an exercise price of $12.99, each of which expire on February 28, 2006.  Under the option cancellation agreement, Mr. Fish surrendered to us options to purchase 282,673 shares of common stock at the exercise price of $10.86 for the aggregate cash payment of $2,580,108 less any applicable withholding taxes.

Back to Index

Effective July 7, 2003, we entered into an employment agreement with John J. Arlotta, our chairman, president and chief executive officer, as amended on December 9, 2003. The agreement currently expires on July 7, 2005, with automatic one-year renewals beginning on July 7, 2004 and each successive anniversary thereafter.  The automatic extension of the agreement may be terminated with notice by either the affirmative vote of two-thirds of the non-management members of the board of directors or by Mr. Arlotta.  Mr. Arlotta will receive an annual base salary of $850,000, subject to annual reviews by the compensation committee of the board of directors commencing February 4, 2004.  The agreement provides for an incentive bonus of not less than $550,000, with a target bonus of 80% of his base salary, for fiscal year 2003.  Annually thereafter, Mr. Arlotta will receive an incentive bonus equal to at least 100% of his base salary but only upon the compensation committee’s certification that the applicable performance goals have been achieved.  Mr. Arlotta received a signing bonus of $300,000 in fiscal year 2003 pursuant to the agreement.

The agreement provides for options to purchase 1,000,000 shares of our common stock to be granted to Mr. Arlotta in increments of 250,000 shares on each of December 9, 2003, December 16, 2003, December 24, 2003 and January 5, 2004, of which 25% vests immediately upon the date of grant and the remainder vests in quarterly installments of 6.25% thereafter.  The agreement also provides for a restricted stock award on January 15, 2004 with an aggregate value of $4,000,000, rounded to the nearest whole share and based on the average closing price of our common stock for the thirty trading days immediately preceding the award, subject to shareholder approval of the restricted stock plan.  On the date of the restricted stock award, 25% of the shares vest immediately, with vesting in equal quarterly installments thereafter such that the shares vest in full by July 7, 2006.  In addition, Mr. Arlotta will be entitled to participate in each employee benefit plan or perquisite applicable generally to our executive officers.

We may terminate the employment agreement with or without cause, as defined in the agreement, by the affirmative vote of two-thirds of the non-management members of the board of directors.  Mr. Arlotta may terminate his employment with us upon notice of the occurrence of certain events, including a change in control of us.  Upon termination of the employment agreement for any reason, Mr. Arlotta will be entitled to his accrued and unpaid base salary through the date of termination, any earned but unpaid bonus for any fiscal year ending prior to the date of termination, any benefits accrued and vested under the terms of our employee benefit plans and programs through the date of termination, all deferred compensation of any kind and the option to have assigned to him any assignable insurance policy relating to him.  In addition upon death, we will pay Mr. Arlotta’s estate a lump sum in cash equal to his base salary for the period from the date of death through the end of the term of the agreement, benefits as if his employment had terminated on the last day of the month and a pro rata bonus for the portion of the year of termination preceding the date of his death based upon an annual amount equal to 100% of his base salary.  Also, all restricted stock, stock options and performance share awards will automatically vest as of the date of death.

If Mr. Arlotta’s employment agreement is terminated by us without cause or due to his disability, each as defined in the agreement, or by Mr. Arlotta for good reason or a change of control, each as defined in the agreement, or as a result of non-extension of the agreement, in addition to the foregoing, we will:

•
pay him a pro rata bonus for the portion of the year in which the date of termination occurs preceding the date of termination based upon an annual amount equal to 100% of his base salary and a lump-sum cash payment equal to two times his highest base salary in the three years preceding termination plus two times his target bonus for the year of termination less any disability insurance benefits if applicable for the two-year period beginning with the date of termination;

•
continue to provide the health and life insurance benefits provided to him and his spouse and eligible dependents immediately prior to his date of termination for a period of two years following the date of termination; and

•	all restricted stock, stock option and performance share awards will fully vest.

In addition, Mr. Arlotta is entitled to the above consideration in the event that he terminates the agreement because we have engaged or have required that he engage in any activity which would cause him to violate covenants of his contained in a consulting agreement between him and his former employer.  If Mr. Arlotta is prevented from fulfilling his obligations under the employment agreement with us as a result of enforcement or

Back to Index

threatened enforcement of the consulting agreement with his former employer, we will continue to provide him with the compensation and benefits described above, unless we decide to terminate his employment, in which case, as more fully described in the employment agreement, the compensation paid and benefits provided by us to him will depend on whether Mr. Arlotta’s former employer continues to provide him with the cash payments and benefits described in the consulting agreement and/or whether we terminate him prior to or on or after January 1, 2004.

Mr. Arlotta’s employment agreement contains confidentiality provisions that apply during and after the term of employment and non-competition provisions that limit him from competing with us for the term of employment and for a period of two years after, regardless of the reason for the termination of employment.

On each of July 28, 2003, September 10, 2003, November 24, 2003 and November 26, 2003, we entered into employment agreements with John L. Kordash, our executive vice president and assistant to the chief executive officer, John F. Gaither, Jr., our senior vice president, general counsel and secretary, Richard W. Sunderland, Jr., our chief financial officer, and Robert A. Smith, our chief operating officer, respectively.  Effective December 9, 2003, each of these agreements was amended and restated.  The agreements with Messrs. Kordash and Gaither expire on October 1, 2005.  The agreements with Messrs. Sunderland and Smith expire on December 1, 2005.  The annual base salaries received by Messrs. Kordash, Gaither, Sunderland and Smith are $250,000, $280,000, $250,000 and $350,000, respectively.  The agreements with Messrs. Kordash and Gaither provide for an option grant on December 9, 2003 to purchase 250,000 and 150,000 shares, respectively, of our common stock at an exercise price of $21.50, of which 25% vests immediately upon the date of grant and the remainder vests in quarterly installments of 6.25% thereafter.  The agreements with Messrs. Sunderland and Smith provide for option grants by incorporation of prior letter agreements with us, as described below, at the same exercise price and vesting schedule described above.

The agreements with Messrs. Kordash, Gaither, Sunderland and Smith contain provisions that are substantially similar to those provisions contained in Mr. Arlotta’s employment agreement, discussed above, including an automatic one-year extension, eligibility to participate in stock option, incentive compensation and other incentive plans, receipt of perquisites generally provided to our officers, termination of the agreement by us with or without cause and by the executive upon the occurrence of certain events and confidentiality and non-competition provisions.  Each agreement also provides for severance compensation consisting of a pro rata bonus for the portion of the year in which the date of termination occurs, a lump-sum payment equal to the sum of the executive’s average base salary and the average annual bonus earned under our incentive plans for the most recent two years, continuation of health and life insurance benefits for up to two years and vesting of previously granted stock options and restricted stock.

In November 2003, in contemplation of the spin-off of GHC, we entered into letter agreements with Messrs. Smith and Sunderland which were incorporated by reference into each executive’s amended and restated employment agreement described above.  Under the letter agreements, each executive agreed to waive his right to a lump-sum payment and other benefits that the spin-off would likely have triggered under their employment agreements in exchange for continued employment until the spin-off.  In addition, upon completion of the spin-off, we agreed to:

•	make a lump-sum payment to Messrs. Smith and Sunderland of $405,900 and $294,300, respectively;

•	continue each executive’s employment with the terms and conditions of the employment agreements described above;

•	grant a stock option to Messrs. Smith and Sunderland to purchase 87,500 and 75,000, respectively, shares of our common stock; and

•
on the six-month anniversary of the option grant, either grant an additional option to purchase the same amount of our common stock or grant shares of restricted stock having a value equivalent to the replaced options.

Back to Index

Transition Agreements

Effective October 28, 2002, we entered into a voluntary separation agreement with Richard R. Howard, our Vice Chairman. Under the agreement, Mr. Howard received $2.8 million of severance, incentive compensation of $0.3 million and life insurance and other related benefits of $0.3 million. In addition, we expensed $1.3 million related to Mr. Howard’s unvested restricted shares of common stock under the 2001 Stock Incentive Plan, which vested upon his resignation. The separation agreement contains customary non–compete clauses in effect from the date of separation.

Benefit Plans

2001 Stock Incentive Plan

On October 2, 2001, our board of directors authorized the issuance of 750,000 shares of restricted common stock to certain of our senior officers. These shares vest and are issued quarterly over a five–year period, which commenced on February 28, 2002 and will end on October 1, 2006. Upon the resignation of Messrs. Walker and Barr, 202,500 shares of restricted common stock vested immediately. Upon the resignation of Mr. Howard, 60,000 shares of restricted common stock vested immediately. In May 2003, the Company made an offer to employees who held shares of restricted common stock to accelerate the vesting of all such restricted shares in exchange for the tendering of any options to purchase common stock. At September 30, 2003, 625 shares of restricted common stock remain unvested and issuable through October 1, 2006. See “ — Options Repurhased and Restricted Stock Vested In Connection with the Spin-off.”

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

The aggregate number of shares of our common stock that may be issued under our 2001 Stock Option Plan is 3,480,000. Notwithstanding the foregoing, in the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what our compensation committee of the board of directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under our 2001 Stock Option Plan shall be appropriately adjusted in a manner determined in the sole discretion of the compensation committee. Reacquired shares of our common stock, as well as unissued shares, may be used for the purpose of our 2001 Stock Option Plan. Our common stock subject to options which have terminated unexercised, either in whole or in part, shall be available for future options granted under our 2001 Stock Option Plan. As of September 30, 2003, 2,813,500 stock options have been awarded of which 2,636,000 stock options were awarded to employees, 162,500 stock options were awarded to non–employee directors and 15,000 stock options were awarded to non–employee consultants. See “ — Options Repurchased and Restricted Stock Vested in Preparation for the Spin-off.”

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

Non–Qualified Deferred Compensation Plan

Effective April 1, 2001 we adopted the Genesis Health Ventures, Inc. Deferred Compensation Plan for a select group of management and/or highly compensated employees, as such term is defined in the Internal Revenue Code which allows these individuals to defer receipt of compensation and supplement retirement savings under the Genesis Health Ventures, Inc. Retirement Plan. In October of 2001, the Non–Qualified Deferred Compensation Plan was amended and made available to all highly compensated employees as defined by the IRS (in calendar 2003, employees whose base salary meets or exceeds $90,000).

Back to Index

Beginning January 1, 2002, eligible employees were permitted to defer up to 50% of their base salary and up to 100% of their incentive compensation bonus each year on a pre–tax basis. Participants are able to select from several fund choices and their Plan account will raise or decline in value in accordance with the performance of the funds they have selected.

Retirement Plan

On January 1, 1989, we adopted an employee Retirement Plan that consists of a 401(k) component and a profit sharing component. Our retirement plan is a cash deferred profit–sharing plan covering all of our employees (other than certain employees covered by a collective bargaining agreement) who have completed at least 500 hours of service and six months of employment. Under the 401(k) component, each employee may elect to contribute a portion of his or her current compensation up to the maximum permitted by the Internal Revenue Code or 50% (or for more highly compensated employees a maximum of 4%, in accordance with our policy) of such employee’s annual compensation. We may make a matching contribution each year as determined by the board of directors. The board of directors may establish this contribution at any level each year, or may omit such contribution entirely.

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

Options Repurchased and Restricted Stock Vested in Connection with the Spin-off

On April 1, 2003, the Company extended an offer to its employees, including executive officers except for its chief executive officer, to tender all options to purchase shares of its common stock, par value $.02 per share, outstanding under its 2001 Stock Option Plan, for the following consideration: (a) for those holders of options who had received awards of more than 2,000 restricted shares of common stock under the 2001 Stock Incentive Plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who had not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003.  NeighborCare accepted for exchange and cancellation options to purchase 1,724,000 shares of its common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders, on May 13, 2003.  All eligible options held by the Company’s employees were tendered in the offer, with the exception of options to purchase 35,000 shares.

See “ — Employment Agreements.”

Senior Executive Stock Ownership Program and Executive Loans

In December, 1997 the board of directors approved a Senior Executive Stock Ownership Program. Under the terms of the program, certain of our senior executive employees were required to own shares of our common stock having a market value based upon a multiple of the executive’s salary. Each executive was required to own the shares within three years of the date of the adoption of the program. Subject to applicable laws, we were authorized to lend funds to one or more of the senior executive employees for his or her purchase of our common stock. As of September 30, 2001, we had outstanding loan and accrued interest balances of $3,200,000 from the senior executives, including Mr. Hager. The note agreements were amended in fiscal 2000 to adjust the interest rate to 8% simple interest. Previously, the loans accrued interest based on the market rate at the date of the loan initiation.

On February 23, 2001, the U.S. Bankruptcy Court ordered that the remaining loans be forgiven on the earlier of the termination of the executives’ employment (for reasons other than for cause or for the voluntary resignation of

Back to Index

the executive without “Good Reason” as defined in the employment agreement) or the first anniversary of our emergence from bankruptcy. Therefore, on or before October 2, 2002, all of these loans were forgiven and the executives were held harmless for all and any of the tax consequences resulting from the forgiveness of the loans.

Compensation Committee Interlocks and Insider Participation

Until his resignation on December 1, 2003, Joseph A. LaNasa III was a member of our Compensation Committee. Mr. LaNasa is employed by Goldman Sachs and Co. as a managing director. We engaged Goldman Sachs and Co. to act as joint lead financial advisor together with UBS Warburg in connection with a strategic transaction with respect to our eldercare businesses, including our inpatient services, rehabilitation therapy, diagnostic, respiratory, hospitality and healthcare consulting businesses and the issuance of our 6.875% senior subordinated notes due 2013. As compensation for services provided, we agreed to pay Goldman Sachs and Co. a transaction fee based on the value of the consummated transactions.

Back to Index

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER RELATED MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 17, 2003 for: each person who we know owns beneficially more than 5% of our common stock; each of our most highly compensated executive officers; each of our directors; and all of our executive officers and directors as a group. On December 17, 2003 there were 43,093,682 shares of our common stock outstanding, including 260,493 shares to be issued in connection with our joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

Unless otherwise noted below, and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Beneficial ownership, as set forth in the regulations of the SEC, includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of December 17, 2002. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Shares of common stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of December 17, 2003 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.

All addresses for the executive officers and directors are c/o NeighborCare, Inc., 7 East Lee Street, Baltimore, Maryland  21202.

	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned (1)

Highland Capital Management, L.P. Two Galleria Tower 13455 Noel Road, Suite 1300 Dallas, TX 75240 (2)	4,358,972	10.10%
Goldman, Sachs Group 85 Broad Street New York, NY 10004 (3)	4,306,146	9.97%
John J. Arlotta (4)	125,000	*
James H. Bloem (5)	46,960	*
James D. Dondero (2)	4,358,972	10.10%
Robert H. Fish (6)	546,960	1.25%
Dr. Philip P. Gerbino (7)	46,960	*
James E. Dalton, Jr. (8)	46,960	*
Arthur J. Reimers	—	*
Phyllis R. Yale	—	*
George V. Hager, Jr.	—	*
Robert A. Smith	—	*
Richard Pell, Jr.	—	*
Richard Howard	—	*
All executive officers and directors as a group (15 persons) (9)	5,312,437	12.05%

*	Less than one percent

Back to Index

(1)
Includes an aggregate of 3,464,255 shares of common stock issued on December 16, 2003 as a result of the board of directors’ election to exercise its option to require the mandatory conversion of the Series A convertible preferred stock, pursuant to the Company’s amended and restated articles of incorporation, as amended, excludes 2,299,252 shares held by the Company in treasury, and gives effect to the adjustment of stock option amounts and exercise prices as a result of the spin-off.

(2)
Includes 2,429,471  shares of our common stock beneficially and directly owned by Highland Capital Management, L.P (“Highland Capital”); 46,960 stock options to purchase our common stock, which are exercisable within sixty days of December 17, 2003, granted under our 2001 Stock Option Plan to Mr. Dondero (Mr. Dondero has an understanding with Highland Capital pursuant to which he holds the options for the benefit of Highland Capital); 1,404,120 shares of common stock beneficially and directly owned by Highland Crusader Offshore Partners, L.P. (“Crusader”), of which 251,272 shares were issued upon conversion of the Series A convertible preferred stock; 263,577 shares of common stock beneficially and directly owned by Prospect Street High Income Portfolio, Inc. (“Prospect”), of which 123,803 shares were issued upon conversion of the Series A convertible preferred stock; 41,100 shares of common stock owned by PCMG Trading Partners XXIII L.P. (“PCMG”); 173,745 shares of common stock beneficially and directly owned by KZH-Pamco LLC (“KZH”), of which 16,484 shares were issued upon conversion of the Series A convertible preferred stock. Mr. Dondero disclaims beneficial ownership of 3,295,654 shares of our common stock. Based partially upon a Schedule 13D/A filed with the SEC on April 8, 2002 and a Form 4 filed with the SEC on October 24, 2003, on behalf of a group consisting of Highland Capital, Crusader, Prospect, PCMG, KZH and Mr. Dondero. The general partner of Crusader is Highland Capital. Highland Capital, as a registered investment advisor, is the investment advisor for Prospect. The general partner of Highland Capital is Strand Advisors, Inc., a Delaware corporation (“Strand”). The general partner of PCMG is Strand Advisors III, Inc., a Delaware corporation (“Strand III”). Mr. Dondero is the president of Highland, Prospect, Strand, and Strand III, and our director.

(3)
Goldman, Sachs & Co. is a wholly–owned subsidiary of Goldman, Sachs Group. Goldman, Sachs & Co.’s direct beneficial ownership consists of 4,263,099 shares of common stock, of which 632,135 shares were issued upon conversion of the Series A convertible preferred stock.  Joseph A. LaNasa III, a managing director of Goldman, Sachs & Co., was a member of our board of directors in fiscal 2003 and was granted 43,047 options to purchase our common stock, which are exercisable within 60 days of December 17, 2003, granted under our 2001 Stock Option Plan. Mr. LaNasa has an understanding with Goldman, Sachs Group pursuant to which he holds the options for the benefit of the Goldman, Sachs Group. Based in part upon a Schedule 13D/A filed with the SEC on December 2, 2003.

(4)	Includes 125,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 17, 2003 granted under our 2001 Stock Option Plan.

(5)	Includes 46,960 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 17, 2003 granted under our 2001 Stock Option Plan.

(6)	Includes 546,960 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 17, 2003 granted under our 2001 Stock Option Plan.

(7)	Includes 46,960 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 17, 2003 granted under our 2001 Stock Option Plan.

(8)	Includes 46,960 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 17, 2003 granted under our 2001 Stock Option Plan.

Back to Index

that are immediately exercisable.

(9)	Includes officers with no beneficial ownership and those with ownership less than five percent beneficial ownership.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of September 30, 2003:

	A	B	C

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	740,000	$19.70	2,740,000

The above table represents securities to be issued upon exercise of outstanding options under our 2001 Stock Option Plan, which was approved by the Bankruptcy Court. We have not included in the above table the shares granted pursuant to our 2001 Stock Incentive Plan, which was approved by the Bankruptcy Court.

Back to Index

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Senior Executive Officer Stock Ownership Plan at September 30, 2001, we had loans outstanding to Messrs. Howard, Hager and Rubinger in the principal amounts of $646,889, $624,244 and $492,812, respectively. On February 23, 2001, the U.S. Bankruptcy Court ordered that the remaining loans be forgiven on the first anniversary of our emergence from bankruptcy. Therefore, effective October 2, 2002, these loans were forgiven and the executives held harmless for all and any of the tax consequences resulting from the forgiveness of the loans.

Mr. Joseph A. LaNasa III was an elected member of our board of directors in fiscal 2003. In this capacity, he participated and had the opportunity to vote on matters that were presented to our board of directors. Mr. LaNasa is employed by Goldman Sachs & Co. as a managing director. Mr. LaNasa has acquired stock options that were granted under our 2001 Stock Option Plan. He has an understanding with the Goldman Sachs Group pursuant to which he holds the options for the benefit of the Goldman Sachs Group. As of December 17, 2003, the Goldman Sachs Group beneficially owns 9.98% of our common stock.

Mr. Arthur Reimers was elected to our board of directors on December 1, 2003 and was employed by Goldman, Sachs & Co. as a managing director until 2001.

We engaged Goldman Sachs to act as joint lead financial advisor, together with UBS Warburg, in connection with the potential sale or spin–off of a significant portion of our capital stock or assets. In December 2003, we paid Goldman Sachs transaction fees in connection with strategic transactions and placement fees for the sale of securities.

Mr. James Dondero is an elected member of our board of directors. Mr. Dondero has acquired stock options that were granted under our 2001 Stock Option Plan. In addition to stock held directly by Mr. Dondero, he may be deemed to beneficially own stock held by Highland Capital Management, L.P, Highland Crusader Offshore Partners, L.P., Prospect Street High Income Portfolio Inc., and PCMG Trading Partners XXIII LP. In total, Mr. Dondero beneficially owns 10.10% of our common stock.

PART IV

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Consistent with the Audit and Compliance Committee’s responsibility for engaging the Company’s independent auditors, beginning with 2003 all audit and permitted non-audit services require preapproval by the Audit and Compliance Committee. The full Committee approves proposed services and fee estimates for these services. The Committee Chairman has been designated by the Committee to approve any services arising during the year that were not preapproved by the Committee and services that were preapproved. Services approved by the Chairman are communicated to the full Committee at its next regular quarterly meeting and the Committee reviews services and fees for the fiscal year at each such meeting. During 2003 all services performed by the auditors were preapproved.

During fiscal years 2003 and 2002, the Company retained KPMG to provide services in the following categories and amounts:

Back to Index

	2003	2002

Audit fees	$2,249,000	$1,363,000
Audit related fees	78,000	40,000
Tax fees	—	569,000
All other fees	244,000	581,000

Total	$2,571,000	$2,553,000

Audit fees are those fees for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the year ended September 30, 2003 and 2002 and the review of the Company’s quarterly consolidated financial statements on Form 10-Q’s that are customary under auditing standards generally accepted in the United States.  Audit fees also include the separate audits of certain eldercare centers as required under debt agreements.  Fiscal 2003 audit fees include Genesis HealthCare Corporation’s Form 10 filling and combined financial statement of Genesis HealthCare Corporation in connection with of the spin-off from the Company.

Audit-related fees consisted primarily of services rendered in connection with employee benefit plan audits.

Tax fees are for 2002 related primarily to assistance and preparation of tax returns.

All other fees for fiscal 2003 consist primarily of services rendered in connection with Sarbanes Oxley Section 404.  Aggregate fees billed for all other services amounted to $581,000 for fiscal 2002. This amount primarily related to post bankruptcy assistance to the Company. KPMG LLP did not perform any financial information system design and implementation services during the fiscal year ended September 30, 2002.

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8–K

(a)(1)	The following financial statements of NeighborCare, Inc. and Subsidiaries are filed as part of this Form 10-K in Item 8:

Independent Auditors’ Report
Consolidated Balance Sheets as of September 30, 2003 and 2002 (Successor)
Consolidated Statements of Operations for the years ended September 30, 2003, 2002 (Successor), and 2001 (Predecessor)
Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended September 30, 2003, 2002 (Successor), and 2001 (Predecessor)
Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 (Successor), and 2001 (Predecessor)
Notes to Consolidated Financial Statements

(a)(2)	Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2003, 2002 and 2001. Schedule II is included herein. All other schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

2.1(1)	Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 6, 2001.

2.2(2)	Technical Amendments to Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated August 27, 2001.

2.3(2)	Amendments to Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated to

Back to Index

comply with opinion on confirmation dated September 13, 2001.

2.4(3)
Separation and Distribution Agreement by and between the Company and Genesis HealthCare Corporation, dated as of October 27, 2003 (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); the Company agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

3.1(4)	Amended and Restated Articles of Incorporation of the Company.

3.2(4)	Articles of Amendment to the Company’s Amended and Restated Articles of Incorporation, effective as of December 2, 2003, changing the name to NeighborCare, Inc.

3.3(4)	Statement with Respect to Shares, effective as of December 5, 2003, designating the Company’s Series B Junior Participating Preferred Stock, par value $0.01 per share.

3.4(4)	Amended and Restated Bylaws of the Company, as amended.

4.1(5)	Specimen of Common Stock Certificate.

4.2(6)	Certificate of Designation of the Series A Convertible Preferred Stock (included in Exhibit 3.1).

4.3	Specimen of the Company’s 6.785% Senior Subordinated Notes due 2013 (included in Exhibit 4.4).

4.4	Indenture, dated as of November 4, 2003, among the Company, the Guarantors and The Bank of New York, as trustee, relating to the Company 6.875% Senior Subordinated Notes due 2013.

4.5(7)	Rights Agreement, dated as of November 18, 2003, by and between the Company and StockTrans, Inc., as rights agent.

4.6(4)	Statement with Respect to Shares, effective as of December 5, 2003, designating the Company’s Series B Junior Participating Preferred Stock, par value $0.01 per share (included in Exhibit 3.3).

+10.1(8)	The Company’s Employee Retirement Plan, adopted January 1, 1989, as amended and related Retirement Plan Trust Agreement.

+10.2(6)	2001 Stock Option Plan.

10.3(6)	Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company’s Common Stock.

10.4(6)
Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company’s Second Priority Secured Notes due 2007.

10.5(6)
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

10.6(9)	Amendment No. 1, dated as of December 31, 2001, to the Credit, Security, Guaranty and Pledge Agreement.

10.7(10)	Amendment No. 2, dated as of June 28, 2002, to the Credit, Security, Guaranty and Pledge Agreement.

Back to Index

10.8(11)	Employment Agreement between the Company and Robert H. Fish dated as of May 28, 2002 and the addendum thereto dated November 30, 2002.

+10.9(12)	The Company’s Deferred Compensation Plan.

+10.10(13)	Transition Agreement by and between the Company and Michael R. Walker, dated as of May 28, 2002.

+10.11(13)	Transition Agreement by and between the Company and David C. Barr, dated as of June 18, 2002.

+10.12(11)	Voluntary Separation Agreement between the Company and Richard R. Howard dated as of October 28, 2002.

+10.13(14)	2001 Stock Incentive Plan.

+10.14(15)	Employment Agreement, dated as of February 28, 2003, by and between the Company and Robert H. Fish.

+10.15	Employment Agreement, dated as of July 7, 2003, by and between the Company and John J. Arlotta.

+10.16	Employment Agreement, dated as of July 28, 2003 and amended and restated as of December 9, 2003, by and between the Company and John L. Kordash.

+10.17	Employment Agreement, dated as of September 10, 2003 and amended and restated as of December 9, 2003, by and between the Company and John F. Gaither, Jr.

10.18	Registration Rights Agreement, dated as of November 4, 2003, by and among the Company, the Guarantors, Goldman, Sachs & Co., Lehman Brothers Inc., UBS Securities LLC and J.P. Morgan Securities Inc.

+10.19	Letter Agreement, dated as of November 7, 2003, by and between the Company and Richard W. Sunderland.

+10.20	Letter Agreement, dated as of November 20, 2003, by and between the Company and Robert A. Smith.

+10.21	Employment Agreement, dated as of November 24, 2003 and amended and restated as of December 9, 2003, by and between the Company and Richard W. Sunderland.

+10.22	Employment Agreement, dated as of November 26, 2003 and amended and restated as of December 9, 2003, by and between the Company and Robert A. Smith.

10.23(4)	Tax Sharing Agreement, dated as of December 1, 2003, by and between the Company and Genesis HealthCare Corporation.

10.24(4)	Transition Services Agreement, dated as of December 1, 2003, by and between the Company and Genesis HealthCare Corporation.

10.25(4)	Employee Benefits Agreement, dated as of December 1, 2003, by and between the Company and Genesis HealthCare Corporation.

10.26(4)
Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of December 1, 2003, by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation

10.27(4)	Credit Agreement by and among the Company, the domestic subsidiaries of the Company from time to

Back to Index

time party thereto, the lenders party thereto, Wachovia Bank, National Association, as administrative agent, and General Electric Capital Corporation and ING Capital LLC, as syndication agents, and LaSalle Bank National Association and U.S. Bank, National Association, as documentation agents (Schedules and exhibits are omitted; the Company agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

+10.28	Amendment, dated as of December 9, 2003, to Employment Agreement by and between the Company and John J. Arlotta.

+10.29	Option Cancellation Agreement, dated as of December 9, 2003, by and between the Company and Robert H. Fish.

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

31.1
Certificate of John J. Arlotta, Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2
Certificate of Richard W. Sunderland, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of John J. Arlotta, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Richard W. Sunderland, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.
1)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on June 19, 2001.
2)	Incorporated by reference to the Company’s Form T–3 filed on September 18, 2001.
3)	Incorporated by reference to Genesis HealthCare Corporation’s Registration Statement on Form 10 dated November 14, 2003 (as amended) (File No. 000-50351).
4)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed on December 9, 2003.
5)	Incorporated by reference to the Company’s Form 8–A filed on October 2, 2001.
6)	Incorporated by reference to the Company’s Annual Report on Form 10–K for the fiscal year ended September 30, 2001.
7)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed on November 18, 2003.
8)	Incorporated by reference to the Company’s Registration Statement on Form S–1, dated June 19, 1991 (Registration No. 33–40007).
9)	Incorporated by reference to the Company’s Quarterly Report for the quarter ended December 31, 2001.
10)	Incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2002.
11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
12)	Incorporated by reference to the Company’s Registration Statement on Form S–8 (File No. 33–82208) filed on February 5, 2002.
13)	Incorporated by reference to the Company’s Current Report on Form 8–K filed on July 1, 2002.
14)	Incorporated by reference to the Company’s Registration Statement on Form S–8 (File No. 33–83430) filed on February 26, 2002.
15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Back to Index

(b)	Reports on Form 8-K

On August 5, 2003, the Company filed a Current Report on Form 8-K under Items 9 and 12 reporting its financial results for the quarter and year to date periods ended June 30, 2003.

Back to Index

Independent Auditors’ Report

The Board of Directors and Shareholders
NeighborCare, Inc.

Under date of December 1, 2003, except as to note 14, which is as of December 16, 2003, we reported on the consolidated balance sheets of NeighborCare, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2003, as contained in the NeighborCare, Inc. annual report on Form 10–K for the year ended September 30, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Form 10–K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145 with regard to accounting for extinguishment of debt effective October 1, 2002.

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

/s/ KPMG LLP
Philadelphia, Pennsylvania
December 1, 2003, except as to note 14, which is as of December 16, 2003

Back to Index

Schedule II

NeighborCare, Inc.
Valuation and Qualifying Accounts
Years Ended September 30, 2003, 2002 and 2001
(in thousands)

Description	Balance at Beginning of Period	Charged to Operations	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period

Year Ended September 30, 2003
Allowance for Doubtful Accounts	$55,791	37,085	—	44,248	$48,628
Year Ended September 30, 2002
Allowance for Doubtful Accounts	$83,125	44,712	—	72,046	$55,791
Year Ended September 30, 2001
Allowance for Doubtful Accounts	$78,020	49,901	12,509	57,305	$83,125

(1)	In fiscal 2001, represents a reclassification of amounts previously reported as a direct reduction to trade receivables, rather than an allowance for doubtful accounts.

(2)	Represents amounts written off as uncollectible.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on December 23, 2003 by the undersigned thereunto duly authorized.

NeighborCare, Inc.

/s/ RICHARD W. SUNDERLAND, JR.
By:	Richard W. Sunderland, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 23, 2003.

Signature	Capacity

/s/ JOHN J. ARLOTTA
John J. Arlotta	Chairman, President and Chief Executive Officer

/s/ JAMES H. BLOEM
James H. Bloem	Director

/s/ JAMES E. DALTON, JR.
James E. Dalton, Jr.	Director

/s/ JAMES D. DONDERO
James D. Dondero	Director

/s/ ROBERT H. FISH
Robert H. Fish	Director

/s/ DR. PHILIP P. GERBINO
Dr. Philip P. Gerbino	Director

/s/ ARTHUR J. REIMERS
Arthur J. Reimers	Director

/s/ PHYLLIS R. YALE
Phyllis R. Yale	Director

Back to Index

/s/ RICHARD W. SUNDERLAND, JR.
Richard W. Sunderland, Jr.	Chief Financial Officer

Back to Index

Exhibit 21 Subsidiaries of the Company

Entity Name	State of Organization

Accumed, Inc.	New Hampshire
ASCO Healthcare of New England, Inc.	Maryland
ASCO Healthcare of New England, Limited Partnership	Maryland
ASCO Healthcare, Inc.	Maryland
Care4, L.P.	Delaware
CareCard, Inc.	Maryland
Concord Pharmacy Services, Inc.	Pennsylvania
Delco Apothecary, Inc.	Pennsylvania
Eastern Medical Supplies, Inc.	Maryland
Encare of Massachusetts, Inc.	Delaware
Genesis Health Ventures, Inc.	Pennsylvania
Genesis Holdings, Inc.	Delaware
Geneva Sub, Inc.	Delaware
H.O. Subsidiary, Inc. f/k/a HealthObjects, Inc.	Maryland
Health Concepts and Services, Inc.	Maryland
HealthObjects Corporation f/k/a Neighborware Health Systems, Inc.	Maryland
Horizon Medical Equipment and Supply, Inc.	West Virginia
Institutional Health Care Services, Inc.	New Jersey
Medical Services Group, Inc.	Maryland
Neighborcare Home Medical Equipment of Maryland, L. L. C.	Maryland
NeighborCare Home Medical Equipment, Inc. f/k/a United Health Care Services, Inc.	Pennsylvania
NeighborCare Infusion Services, Inc. f/k/a Vitalink Infusion Services, Inc.	Delaware
NeighborCare of Indiana, Inc. f/k/a TeamCare of Indiana, Inc.	Indiana
NeighborCare of New Hampshire L. L. C.	New Hampshire
NeighborCare of Northern California, Inc. f/k/a CompuPharm of Northern California, Inc.	California
NeighborCare of Oklahoma, Inc. f/k/a Vitalink Subsidiary, Inc.	Oklahoma
NeighborCare of Virginia, Inc. f/k/a TeamCare of Virginia, Inc.	Virginia
NeighborCare of Wisconsin, Inc. f/k/a GCI Innovative Pharmacy, Inc.	Wisconsin
NeighborCare Pharmacies, Inc.	Maryland
NeighborCare Pharmacy of Oklahoma LLC	Oklahoma
NeighborCare Pharmacy of Virginia LLC	Virginia
NeighborCare Pharmacy Services, Inc. f/k/a Vitalink Pharmacy Services, Inc.	Delaware
NeighborCare-Medisco, Inc. f/k/a Medisco Pharmacies, Inc.	California
NeighborCare-ORCA, Inc. f/k/a White, Mack & Wart, Inc. d/b/a Propac Pharmacy	Oregon
NeighborCare-TCI, Inc.	Delaware

Back to Index

Entity Name	State of Organization

Professional Pharmacy Services, Inc.	Maryland
SNALF, Inc.	Delaware
Tidewater Healthcare Shared Services Group, Inc. The f/k/a TW Acquisition Corp	Pennsylvania

Back to Index

Exhibit 23 – Consent of Independent Auditors

The Board of Directors
NeighborCare, Inc.:

We consent to the incorporation by reference in the registration statement on Form S–3 (No. 333–101004), and the registration statement on Form S–8 (No. 333–111068) of NeighborCare, Inc. of our reports dated December 1, 2003, except as to note 14, which is as of December 16, 2003, with respect to the consolidated balance sheets of NeighborCare, Inc. and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three–year period ended September 30, 2003, and the related financial statement schedule, which reports appear in the September 30, 2003 annual report on Form 10–K of NeighborCare, Inc.

Our reports contain an explanatory paragraph that refers to the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 145 with regard to accounting for extinguishment of debt effective October 1, 2002.

In addition, our reports contain an explanatory paragraph that states, on October 2, 2001 the Company consummated a Joint Plan of Reorganization (the “Plan”) which had been confirmed by the United States Bankruptcy Court. The Plan resulted in a change in ownership of the Company and, accordingly, effective September 30, 2001 the Company accounted for the change in ownership through “fresh–start” reporting. As a result, the consolidated information prior to September 30, 2001 is presented on a different cost basis than that as of and subsequent to September 30, 2001 and, therefore, is not comparable.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 23, 2003

Back to Index

Exhibit 31.1 – CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES–OXLEY ACT OF 2002

I, John J. Arlotta, Chief Executive Officer of NeighborCare, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of NeighborCare, Inc. and subsidiaries;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	[Intentionally omitted];

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedure and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: December 24, 2003

John J. Arlotta

Back to Index

Exhibit 31.2 – CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES–OXLEY ACT OF 2002

I, Richard W. Sunderland, Jr., Chief Financial Officer of NeighborCare, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of NeighborCare, Inc. and subsidiaries;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	[Intentionally omitted];

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedure and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: December 24, 2003

/s/

Richard W. Sunderland, Jr.

Back to Index

Exhibit 32.1 – CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES–OXLEY ACT OF 2002

In connection with the filing of the NeighborCare’s Annual Report on Form 10–K for the period ended September 30, 2003 with the Securities and Exchange Commission on the date hereof (the “Report”), I, John J. Arlotta, the Chief Executive Officer of NeighborCare, Inc, certify, pursuant to 18 U.S.C. Section. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 24, 2003

/s/

John J. Arlotta

Back to Index

Exhibit 32.2 – CERTIFICATIONS PURSUANT TO TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES–OXLEY ACT OF 2002

In connection with the filing of the NeighborCare’s Annual Report on Form 10–K for the period ended September 30, 2003 with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Sunderland, Jr., the Chief Financial Officer of NeighborCare, Inc, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 24, 2003

/s/

Richard W. Sunderland, Jr.