Form 10-K/A
period 2003-09-30
NEIGHBORCARE INC
filed 2003-12-29
CIK 874265

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1
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

Back to Index

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to file the conformed signatures to Exhibits 31.1, 31.2, 32.1 and 32.2 which were inadvertently omitted from the original Form 10-K filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on December 29, 2003 by the undersigned thereunto duly authorized.

NEIGHBORCARE, INC.

By:	/s/ John J. Arlotta

John J. Arlotta, Chairman, President and Chief Executive Officer


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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: December 24, 2003
/s/	John J. Arlotta

John J. Arlotta

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: December 24, 2003
/s/	Richard W. Sunderland, Jr.

Richard W. Sunderland, Jr.

Back to Index

Exhibit 32.1 – CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES–OXLEY ACT OF 2002

In connection with the filing of the NeighborCare’s Annual Report on Form 10–K for the period ended September 30, 2003 with the Securities and Exchange Commission on the date hereof (the “Report”), I, John J. Arlotta, the Chief Executive Officer of NeighborCare, Inc, certify, pursuant to 18 U.S.C. Section. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 24, 2003
/s/	John J. Arlotta

John J. Arlotta

Back to Index

Exhibit 32.2 – CERTIFICATIONS PURSUANT TO TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES–OXLEY ACT OF 2002

In connection with the filing of the NeighborCare’s Annual Report on Form 10–K for the period ended September 30, 2003 with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard W. Sunderland, Jr., the Chief Financial Officer of NeighborCare, Inc, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 24, 2003
/s/	Richard W. Sunderland, Jr.

Richard W. Sunderland, Jr.