Form 10-Q
period 2003-12-31
NEIGHBORCARE INC
filed 2004-02-17
CIK 874265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-33217

NEIGHBORCARE, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania

06-1132947

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 East Lee Street Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip code)

(410) 752-2600
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

YES  ☒          NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

YES  ☒          NO  ☐

As of February 12, 2004, 43,672,252 shares of the registrant’s common stock were outstanding and 260,231 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  ☒          NO  ☐

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

Statements made in this report and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•                  certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on our business including the Medicare Prescription Drug, Improvement and Modernization Act of 2003; our ability to successfully implement our strategic objectives, including the effects of the spin-off of Genesis Healthcare Corporation (“GHC”) and the achievement of certain performance improvement initiatives within our institutional pharmacy segment, in order to improve current pharmacy profitability; the expected strategic planning, severance and other operating items for the remainder of fiscal 2004 and the foreseeable future; the anticipated overhead costs of being a stand-alone company; estimates in our significant accounting policies, including our allowance for doubtful accounts and any anticipated impact of long-lived asset impairments; and the expected repayment of our senior subordinated notes due 2013 and related interest payments;

•                  certain statements in “Quantitative and Qualitative Disclosure About Market Risk;” and

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

•                  changes in the acuity of patients,  payor mix and payment methodologies;

•                  our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

•                  the ability of GHC, as our largest customer, to operate as a separate entity;

•                  further consolidation of managed care organizations and other third party payors;

•                  competition in our businesses;

•                  the effect of the expiration or termination of certain service and supply contracts;

•                  an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

•                  competition for qualified management and pharmacy professionals;

•                  our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

•                  an economic downturn or changes in the laws affecting our business in those markets in which we operate;

•                  the impact of our reliance on one supplier to provide a significant portion of our pharmacy products;

•                  the impact of future acquisitions on our operations;

•                  availability of financial and other resources to us after the spin-off of GHC;

•                  federal income tax liabilities and indemnification obligations related to the spin-off of GHC;

•                  conflicts of interest as a result of our continuing relationship with GHC after the spin-off;

•                  the ability to implement and achieve certain strategic objectives; and

•                  acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

Certain of these risks are described in more detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

PART I:                                                   FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$92,761	$115,364
Accounts receivable, net of allowance of $16.2 million and $16.5 million, respectively	206,686	200,103
Inventory	67,176	61,221
Prepaid expenses and other current assets	40,726	53,739
Current assets held for distribution	—	255,170
Total current assets	407,349	685,597
Property, plant and equipment, net	74,085	95,143
Other long-term assets	18,632	37,150
Identifiable intangible assets, net	12,813	16,755
Goodwill	334,742	334,742
Non-current assets held for distribution	—	769,341
Total assets	$847,621	$1,938,728

LIABILITIES
Current liabilities
Current portion of long-term debt	$4,300	$18,224
Accounts payable and accrued expenses	104,577	105,397
Current liabilities held for distribution	—	113,067
Total current liabilities	108,877	236,688
Long-term debt	254,332	547,108
Deferred income taxes	12,084	50,022
Other long-term liabilities	10,684	20,858
Non-current liabilities held for distribution	—	110,805
Total liabilities	385,977	965,481

Minority interest	9,267	10,253
Redeemable preferred stock	—	46,831

SHAREHOLDERS’ EQUITY
Common stock	916	842
Additional paid-in capital	495,998	853,540
Retained earnings (deficit)	(8,329)	101,290
Accumulated other comprehensive loss	—	(3,301)
Treasury stock	(36,208)	(36,208)
Total shareholders’ equity	452,377	916,163
Total liabilities and shareholders’ equity	$847,621	$1,938,728

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands except per share amounts)

	Three Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)

Net revenues	$351,406	$317,156
Cost of revenues	272,298	246,477
Gross profit	79,108	70,679

Selling, general and administrative	50,797	53,622
Depreciation and amortization	6,244	7,772
Strategic planning, severance and other operating items	40,664	(3,935)
Operating income (loss)	(18,597)	13,220

Interest expense, net	5,654	3,674
Other expense	1,092	1,039

Income (loss) before income tax provision (benefit)	(25,343)	8,507
Income tax provision (benefit)	(12,829)	3,371

Income (loss) from continuing operations	(12,514)	5,136
Income from discontinued operations, net of taxes	6,800	7,484

Net income (loss)	(5,714)	12,620
Preferred stock dividends	—	683
Net income (loss) available to common shareholders	$(5,714)	$11,937

Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(127)
Termination and fair value change of derivative instruments, net	4,402	(922)
Comprehensive income (loss)	$(1,312)	$10,888

Per common share data
Basic
Income (loss) from continuing operations	$(0.31)	$0.11
Income from discontinued operations	$0.17	$0.18
Net income (loss) available to common shareholders	$(0.14)	$0.29
Weighted average shares outstanding	40,397	41,458

Diluted
Income (loss) from continuing operations	$(0.31)	$0.12
Income from discontinued operations	$0.17	$0.17
Net income (loss) available to common shareholders	$(0.14)	$0.29
Weighted average shares outstanding	40,397	43,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

THREE MONTHS ENDED DECEMBER 31, 2003 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
Balance at September 30, 2003	$842	$853,540	$101,290	$(3,301)	$(36,208)	$916,163
Conversion of preferred stock	74	46,757	—	—	—	46,831
Stock-based compensation and other	—	13	—	—	—	13
Termination and fair value change of derivative instruments, net	—	—	—	4,402	—	4,402
Distribution to shareholders of common stock of GHC	—	(404,312)	(103,905)	(1,101)	—	(509,318)
Net loss	—	—	(5,714)	—	—	(5,714)
Balance at December 31, 2003	$916	$495,998	$(8,329)	$—	$(36,208)	$452,377

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income (loss)	$(5,714)	$12,620
Net income (loss) from discontinued operations	6,800	7,484
Net income from continuing operations	(12,514)	5,136
Adjustments to reconcile net cash from operating activities to net income from continuing operations:
Depreciation and amortization	6,244	7,772
Non-cash strategic planning and other operating items	6,945	—
Joint venture earnings and distributions, net	(436)	(1,156)
Changes in operating assets and liabilities
Change in accounts receivable, net	(12,535)	(23,446)
Change in accounts payable and accrued expenses	41,620	20,976
Change in inventory	(5,955)	(1,293)
Change in prepaid expenses	(157)	7,762
Other, net	(10,522)	(3,682)
Net cash provided by continuing operations	12,690	12,069

Change in assets and liabilities held for distribution	2,701	3,687
Net cash provided by operations	15,391	15,756

Cash flows from investing activities
Capital expenditures	(4,369)	(12,829)
Net purchases of restricted marketable securities	—	(9,093)
Other, net	—	(3,574)
Net cash used in investing activities	(4,369)	(25,496)

Cash flows from financing activities
Distributions of cash to GHC	(70,639)	—
Funds received from GHC for debt financing	353,001	—
Repayment of long-term debt	(555,213)	(43,369)
Proceeds from issuance of long-term debt, net of debt issuance costs	240,804	—
Other	(1,578)	2,000
Net cash provided by financing activities	(33,625)	(41,369)

Net decrease in cash and cash equivalents	$(22,603)	$(51,109)
Cash and cash equivalents at beginning of period	115,364	130,085
Cash and cash equivalents at end of period	$92,761	$78,976

Non-cash investing and financing activities
Distribution of net assets to GHC	$(438,679)	—
Conversion of preferred stock	(46,831)	—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NeighborCare, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      Background and Basis of Presentation

NeighborCare, Inc. (formerly named Genesis Health Ventures, Inc.) was incorporated in May 1985 as a Pennsylvania corporation.  As used herein, unless the context otherwise requires, “NeighborCare,” or the “Company,” “we,” “our” or “us” refers to NeighborCare, Inc. and its subsidiaries.

NeighborCare is the third largest provider of institutional pharmacy services in the United States.  As of December 31, 2003, NeighborCare provided pharmacy services for approximately 250,000 beds in long-term care facilities in 32 states and the District of Columbia. The Company’s pharmacy operations consist of 64 institutional pharmacies (five are jointly-owned), 33 community-based professional retail pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers’ facilities and serve only customers of that facility. In addition, NeighborCare operates 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

On December 1, 2003, the Company completed the distribution (the “spin-off”) of the common stock of Genesis Healthcare Corporation (“GHC”), previously reported as the inpatient services division of the Company.  On December 2, 2003, the Company changed its name to NeighborCare, Inc.  The spin-off was effected by way of a pro-rata tax free distribution of the common stock of GHC to holders of NeighborCare’s common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NeighborCare, Inc. common stock owned as of October 15, 2003.

In general, pursuant to the terms of the separation and distribution agreement between NeighborCare and GHC, all assets of the inpatient services business prior to the date of the spin-off became assets of GHC.  The separation and distribution agreement also provides for assumptions of liabilities and cross-indemnities arising out of or in connection with the inpatient services business to GHC and all liabilities arising out of or in connection with the pharmacy services business to NeighborCare.  In addition, GHC will indemnify NeighborCare for liabilities relating to the past inpatient services business.  As a result of the spin-off, the Company’s financial statements have been reclassified to reflect GHC as discontinued operations for all periods presented.  Corporate assets and liabilities that were shared by both companies at September 30, 2003 were not reclassified because they could not be reasonably estimated prior to the spin-off.  In addition, certain assets and liabilities transferred to GHC were based on estimates that may require adjustment in a future quarter.  Adjustments, if any, are not expected to have a material effect on the consolidated financial statements.

On November 4, 2003, in anticipation of the spin-off, the Company refinanced all of its remaining long-term debt through the issuance of $250 million aggregate principal amount of its 6.875% senior subordinated notes due 2013 and through proceeds received from GHC in accordance with its issuance in October 2003 of $225 million aggregate principal amount of 8% senior subordinated notes due 2013.

In order to facilitate the transition to two separate publicly traded companies, NeighborCare and GHC have entered into certain agreements that, among other things, will govern the ongoing relations between NeighborCare and GHC.  These agreements include a tax sharing agreement, a transition services agreement, a pharmacy services agreement, a Tidewater membership agreement, employee benefit and pharmacy management agreements, and a master agreement for specialty beds and oxygen concentrators.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions and Events — Agreements with GHC” for more detail regarding the Company’s agreements with GHC.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of NeighborCare’s management, the unaudited condensed consolidated financial statements include all necessary adjustments consisting of normal recurring accruals and adjustments for a fair presentation of the financial position and results of operations for the periods presented.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2.                                      Significant Accounting Policies

Management’s Use of Estimates

An accounting policy is considered to be significant if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of certain accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. The following represent significant accounting policies requiring the use of estimates:

•                  Allowance for Doubtful Accounts;

•                  Inventories;

•                  Manufacturer Rebates;

•                  Revenue Recognition / Contractual Allowances; and

•                  Long-lived Asset Impairments.

Senior management has reviewed these significant accounting policies and estimates with the Company’s audit committee.  During the current quarter, there were no material changes made to the estimates or methods by which estimates are derived with regard to the significant accounting policies of the Company.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies” for more detail regarding the Company’s significant accounting policies.

Cost of Revenues

Costs of revenues include the net product costs of pharmaceuticals sold and direct charges attributable to providing revenue-generating services.  This presentation is applicable to NeighborCare, Inc. as all of the revenues generated from operations are derived from pharmacy services.  This presentation was not applicable in prior periods as the revenues from operations were inclusive of both pharmacy and inpatient services and a gross profit presentation was not indicative of the Company’s gross margin.  As such, prior periods have been reclassified to reflect this presentation.

Stock Option Accounting

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).  SFAS 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).  As permitted by SFAS 148, the Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its plans.  Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	Three months ended
	December 31, 2003	December 31, 2002

Net income (loss) available to common shareholders - as reported	$(5,714)	$11,937
Add stock-based compensation expense included in net income (loss) as reported, net of tax effect	126	240
Deduct stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effect	(2,049)	(907)
Net income (loss) available to common shareholders - pro forma	$(7,637)	$11,270
Earnings per share:
Basic – as reported	$(0.14)	$0.29
Basic – pro forma	(0.19)	0.27
Diluted – as reported	(0.14)	0.29
Diluted – pro forma	(0.19)	0.27

The fair value of stock options granted during the three month period ended December 31, 2003 and 2002, respectively, is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2003 and 2002:

	Three months ended
	December 31, 2003	December 31, 2002

Volatility	36.92%	39.18%
Expected life (in years)	5.0	4.2
Rate of return	3.80%	2.75%
Dividend yield	0.00%	0.00%

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability.  The Company believes that its previously outstanding Series A Convertible Preferred Stock meets the scope of SFAS 150.  Prior to conversion, these instruments had been excluded from shareholders’ equity in the Company’s condensed consolidated balance sheets, and as such were not impacted by the adoption of SFAS 150. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  As discussed in Note 12, all outstanding shares of Series A Convertible Preferred Stock were converted into shares of the Company’s common stock on December 16, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as subsequently revised December 2003 (FIN 46R).  FIN 46R defines a variable interest entity as an entity that either (a) has equity investors that lack sufficient controlling interest, including the ability to absorb the entity’s expected future gains or losses, or (b) has equity investors that lack sufficient financial resources to support the entity and its activities without the financial support of another entity.  FIN 46R requires that a variable interest entity should be consolidated by the company that bears the majority of the risk of future losses of the variable interest entity or is entitled to the majority of the expected returns of the variable interest entity, or both.  The Company adopted FIN 46R as of October 1, 2003 and there has been no material effect to the financial position or operating results as a result of such adoption.

3.                                      Discontinued Operations

Effective December 1, 2003, NeighborCare completed its plan of disposition for GHC through a distribution of GHC common stock to NeighborCare’s shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described in Note 1.

In the normal course of business, NeighborCare evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets.  On September 30, 2001, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  Under SFAS 144, discontinued businesses, including assets held for sale or distribution, are removed from the results of continuing operations.  The results of operations in both the current and prior year periods are classified as discontinued operations in the unaudited condensed consolidated statements of operations.

The following table sets forth the components of income from discontinued operations for the current quarter compared to the same period last year (in thousands):

	Three months ended
	December 31, 2003	December 31, 2002

Net revenues of GHC	$250,927	$313,802
Net operating income of GHC	13,770	19,187
Net operating loss of other units	—	(1,012)
Income from discontinued operations before interest and taxes	13,770	18,175

Interest expense allocation	2,467	5,267
Income tax expense	4,503	5,424

Net income from discontinued operations	$6,800	$7,484

The following table summarizes the balance sheet information as of September 30, 2003:

Accounts receivable, net	$180,618
Other current assets	74,552
Current GHC assets held for distribution	255,170
Property and equipment, net	673,167
Other non-current assets	96,174
Total GHC assets held for distribution	$1,024,511

Current GHC liabilities held for distribution	113,067
Non-current GHC liabilities held for distribution	110,805
Total GHC liabilities held for distribution	$223,872

4.                                      Strategic Planning, Severance and Other Operating Items

NeighborCare has incurred costs that are directly attributable to the Company’s transforming to a pharmacy-based business and certain of its short-term strategic objectives.  These costs are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other operating items.”  A summary of these costs for the three months ended December 31, 2003 follows (in thousands):

	Accrued at September 30, 2003				Accrued at December 31, 2003
		Three Months Ended December 31, 2003
		Provision	Paid	Non-Cash
Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$9,760	$1,000	$833	$8,927
Strategic planning and other items	2,160	30,904	12,955	6,112	13,997
Total	$3,160	$40,664	$13,955	$6,945	$22,924

Strategic planning, severance and other operating items for the three months ended December 31, 2003 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $17.4 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $8.8 million; and costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million.  Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate the Company’s commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million.  Amounts accrued at December 31, 2003 are expected to be paid during the second quarter of fiscal 2004.

Strategic planning, severance and other operating items for the three months ended December 31, 2002 are primarily attributable to the Company entering into a termination and settlement agreement with Omnicare, Inc. whereby the Company agreed to terminate a merger agreement it had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services.  Pursuant to the termination and settlement agreement, the Company agreed to terminate the merger agreement with NCS and Omnicare agreed to pay the Company a $22.0 million break-up fee.  On December 16, 2002, the Company terminated the merger agreement.  The Company recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. The Company collected $6.0 million of the break-up fee in December 2002, with the remaining $16.0 million received in January 2003.  The net gain was offset by severance and related costs associated with the resignation of Richard R. Howard, the Company’s former vice-chairman, of approximately $4.8 million.  The remaining $1.5 million of strategic planning and other operating items for the period primarily relate to consulting and other professional fees.

5.                                      Long-Term Debt

Long-term debt at December 31, 2003 and September 30, 2003 consists of the following (in thousands):

	December 31, 2003	September 30, 2003

Secured debt
Senior Credit Facility
Term Loan	$—	$246,875
Delayed Draw Term Loan	—	68,162
Total Senior Credit Facility	—	315,037
Senior Secured Notes	—	240,176
Senior Subordinated Notes due 2013	250,000	—
Capital leases and other secured debt	8,632	10,119

Total debt	258,632	565,332
Less:
Current installments of capital leases and other secured debt	(4,300)	(18,224)
Long-term debt	$254,332	$547,108

During the quarter ended December 31, 2003, the Company repaid substantially all of its existing long-term debt using the proceeds of the Company’s $250 million senior subordinated notes offering and GHC’s $225 million senior subordinated notes offering.

6.                                      Guarantor Subsidiaries and Condensed Consolidated Financial Statements

The Company’s $250 million senior subordinated notes due 2013 as previously discussed are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of the Company (Guarantors). Those subsidiaries who do not guarantee the notes consist of the joint ventures in which NeighborCare has a greater than 50% share in the equity and earnings thereof (Non-Guarantors).  Separate financial statements of the guarantor subsidiaries have not been prepared because management believes it would not be material to investors.  The following tables present the condensed consolidating financial statements of NeighborCare, Inc. (Parent), the guarantor subsidiaries and the non-guarantor subsidiaries:

Consolidating Balance Sheets
December 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and equivalents	$82,796	$7,141	$2,824	—	$92,761
Accounts receivable, net	59,384	165,849	17,604	$(36,151)	206,686
Inventory	412	59,944	6,820	—	67,176
Prepaid and other current assets	40,522	(62)	266	—	40,726
Property, net	14,863	51,303	7,919	—	74,085
Investment in subsidiaries	23,580	1,150	—	(24,288)	442
Goodwill and other long-term assets	358,201	5,204	2,340	—	365,745
	$579,758	$290,529	$37,773	$(60,439)	$847,621

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$24,480	$112,111	$4,137	$(36,151)	$104,577
Current portion of long-term debt	4,262	—	38	—	4,300
Long-term debt less current portion	252,698	321	1,313	—	254,332
Other non-current liabilities	32,035	—	—	—	32,035
Shareholders’ equity	266,283	178,097	32,285	(24,288)	452,377
	$579,758	$290,529	$37,773	$(60,439)	$847,621

Consolidating Balance Sheets
September 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Cash and equivalents	$100,693	$7,124	$7,547	—	$115,364
Accounts receivable, net	810,746	155,783	17,249	$(783,675)	200,103
Inventory	798	54,252	6,171	—	61,221
Prepaid and other current assets	308,908	(307)	308	—	308,909
Property, net	35,353	51,682	8,108	—	95,143
Investment in subsidiaries	25,076	1,088	—	(25,996)	168
Goodwill and other long-term assets	452,334	5,113	2,349	698,024	1,157,820
	$1,733,908	$274,735	$41,732	$(111,647)	$1,938,728

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$67,402	$117,813	$5,833	$(85,651)	$105,397
Current portion of long-term debt	18,059	—	165	—	18,224
Other current liabilities	113,067	—	—	—	113,067
Long-term debt less current portion	545,233	340	1,535	—	547,108
Other non-current liabilities	228,913	9,856	—	—	238,769
Shareholders’ equity	761,234	146,726	34,199	(25,996)	916,163
	$1,733,908	$274,735	$41,732	$(111,647)	$1,938,728

Consolidating Statements of Operations
Three months ended
December 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$246	$314,628	$36,532	$351,406
Cost of revenues	—	245,198	27,100	272,298
Selling, general and administrative	13,360	33,242	4,195	50,797
Depreciation and amortization	1,819	3,722	703	6,244
Strategic planning, severance and other	40,664	—	—	40,664
Interest expense, net	5,545	51	58	5,654
Other expense (income)	1,254	(162)	—	1,092
Income tax provision (benefit)	(12,831)	2	—	(12,829)
Income from discontinued operations	6,800	—	—	6,800
Net income (loss)	$(42,765)	$32,575	$4,476	$(5,714)

Consolidating Statements of Operations
Three months ended
December 31, 2002
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$206	$284,656	$32,294	$317,156
Cost of revenues	—	223,053	23,424	246,477
Selling, general and administrative	17,904	31,466	4,252	53,622
Depreciation and amortization	3,555	3,520	697	7,772
Strategic planning, severance and other	(3,935)	—	—	(3,935)
Interest expense, net	3,795	(170)	49	3,674
Other expense (income)	1,167	(128)	—	1,039
Income tax provision (benefit)	3,024	347	—	3,371
Income from discontinued operations	6,548	936	—	7,484
Preferred dividends	683	—	—	683
Net income (loss)	$(19,439)	$27,504	$3,872	$11,937

Consolidating Statements of Cash Flows
Three months ended
December 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	$(50,286)	$57,841	$7,836	$15,391
Cash flow from investing activities	(1,909)	(1,959)	(501)	(4,369)
Cash flow from financing activities	(33,258)	(19)	(348)	(33,625)

Consolidating Statements of Cash Flows
Three months ended
December 31, 2002
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	(19,120)	30,307	4,569	15,756
Cash flow from investing activities	(23,036)	(1,960)	(500)	(25,496)
Cash flow from financing activities	(40,999)	(20)	(350)	(41,369)

7.                                      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three month periods ended December 31, 2003 and 2002 (in thousands, except per share data):

	Three months ended
	December 31, 2003	December 31, 2002

Earnings:
Income (loss) from continuing operations	$(12,514)	$5,136
Income from discontinued operations	6,800	7,484

Net income (loss) available to common shareholders	(5,714)	11,937
Preferred dividend elimination assuming conversion	—	683

Net income (loss) assuming dilution	(5,714)	12,620

Shares:
Weighted average shares outstanding – basic	40,397	41,458
Assumed conversion of preferred stock	—	2,214
Contingent consideration related to acquisition	—	40
Weighted average shares outstanding – diluted	40,397	43,712

Per common share data:
Basic:
Income (loss) from continuing operations	$(0.31)	$0.11
Income from discontinued operations	0.17	0.18
Net income (loss) available to common shareholders	(0.14)	0.29

Diluted:
Income (loss) from continuing operations	$(0.31)	$0.12
Income from discontinued operations	0.17	0.17
Net income (loss) available to common shareholders	(0.14)	0.29

Basic earnings per share is calculated by dividing earnings (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator).  Included in the calculation of basic weighted average shares of 40,397,346 for the current quarter are approximately 260,000 shares to be issued in connection with the joint plan of reorganization confirmed by the bankruptcy court and the effect of the conversion of preferred stock to common stock from the date of conversion to December 31, 2003.

Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and also the assumed conversion of preferred stock. For the three months ended December 31, 2003, basic and diluted shares outstanding are the same because the Company reported a net loss from continuing operations for the period; thus, the effect of including the additional shares from such assumed exercise and conversion would be anti-dilutive.  The conversion of preferred stock is assumed for the diluted per share calculation of income from continuing operations and net income attributed to common shareholders for the three months ended December 31, 2002. The assumed exercise of stock options for the three months ended December 31, 2002 is not included in the dilutive share calculation since the effect is anti-dilutive.

8.                                      Segment Information

The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization.  The Company has two reportable segments: institutional pharmacy business and corporate and other.

The institutional pharmacy business provides prescription and non-prescription pharmaceuticals, infusion therapy and medical supplies and equipment to the elderly, chronically ill and disabled in long-term care facilities, including skilled nursing facilities, assisted living facilities, residential and independent living communities and other institutional healthcare facilities.  The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer.  These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services.  The Company also provides pharmacy consulting services to assure proper and effective drug therapy, including monitoring and reporting on prescription drug therapy and assisting the facility in compliance with applicable federal and state regulations.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the current quarter, compared with the same period last year.  The table has been reclassified to reflect the spin-off of GHC, the previously reported “Inpatient Services” segment.  The “Corporate and Other” category of operations represents operating information of business units below the prescribed quantitative thresholds under the SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  Revenues from these business units are primarily derived from the Company’s community-based professional pharmacy business, home infusion, respiratory and medical equipment business and long-term care group purchasing business (Tidewater). The “Corporate and Other” category also consists of the Company’s corporate general and administrative function, for which there is generally no revenue generated.

This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision makers regarding the performance of the reportable and non-reportable segments. The accounting policies of the segments are the same as those of the consolidated organization.

(in thousands)	Institutional Pharmacy	Corporate and Other	Consolidated
Three months ended December 31, 2003
Net revenues	$294,804	$56,602	$351,406
Gross profit	60,795	18,313	79,108
Operating income (loss)	29,254	(47,851)	(18,597)

Three months ended December 31, 2002
Net revenues	264,364	52,792	317,156
Gross profit	53,613	17,066	70,679
Operating income (loss)	23,467	(10,247)	13,220

Total assets as of
December 31, 2003	$243,253	$604,368	$847,621
September 30, 2003	192,148	1,746,580	1,938,728

9.                                      Guarantees

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.  As of December 31, 2003, the Company had guaranty obligations related to various leases and subleases entered into by GHC, the former inpatient services business of NeighborCare.  These obligations remained with NeighborCare following the spin-off and were not assigned under the separation and distribution agreement.  The guarantees secure the payment of annual rents due to lessors for various long-term care facilities and specialized nursing centers.  The nature of the guarantees only require cash payment in the event of default by GHC and does not guarantee residual values of the leased properties. The majority of the guarantees have been indemnified by GHC as of the date of the spin-off.   Remaining annual rents for the guaranteed leases and subleases not indemnified by GHC aggregate $4.2 million annually through March 2, 2009.

10.                               Derivative Financial Instruments

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and caps, to manage changes in market conditions related to debt obligations. As a component of interest expense, the Company recorded $0.8 million and $1 million of net interest outflows in the quarters ended December 31, 2003 and 2002, respectively, for the variable interest rate swaps and amortization of the rate cap.

In connection with the spin-off and the repayment of senior indebtedness, the Company transferred its $75 million interest rate cap to GHC and terminated its $75 million and $125 million interest rate swaps that were to expire September 13, 2005 and 2007, respectively.  As a result of the terminations, the Company recognized a charge of approximately $3.6 million that is recorded as a component of “Strategic planning, severance and other operating items.”

11.                               Income Taxes

The Company’s provision (benefit) for income taxes from continuing operations for the three months ended December 31, 2003 and 2002 was $(12.8) million and $3.4 million, respectively.   The income tax benefit of any NOL carryforward utilization will be applied first as a reduction to goodwill and, thereafter, as a direct addition to paid in capital, pursuant to Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” at such time it is assured.

12.                               Preferred Stock Conversion

Effective December 16, 2003, the Company’s board of directors exercised its option for mandatory conversion of the Series A preferred stock, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of NeighborCare, Inc. common stock pursuant to the terms of the Company’s amended and restated articles of incorporation, as amended.  Prior to December 16, 2003, 38,377 shares of Series A preferred stock were voluntarily converted into 293,643 shares of the Company’s common stock.   The Series A preferred stock is reflected in the September 30, 2003 balance sheet under redeemable preferred stock.

13.                               Preferred Share Purchase Rights

On November 13, 2003, the board of directors of the company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of NeighborCare common stock, par value $0.02 per share, payable on December 1, 2003 to the shareholders of record on that date.  The board of directors declared these rights to protect shareholders from coercive or otherwise unfair takeover tactics.

The Rights should not interfere with any merger or other business combination approved by the board of directors.

Each Right will allow its holder to purchase from our Company one one-hundredth of a share of Series B Junior Participating Preferred Stock (a “Preferred Share”) for $100.00, once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

NeighborCare, Inc. (formerly named Genesis Health Ventures, Inc.) was incorporated in May 1985 as a Pennsylvania corporation.  As used herein, unless the context otherwise requires, “NeighborCare,” or the “Company,” “we,” “our” or “us” refers to NeighborCare, Inc. and its subsidiaries.

We are the third largest provider of institutional pharmacy services in the United States. In five of the seven regions in which we do business, we believe we are the number one or number two institutional pharmacy service provider based upon the number of beds served. As of December 31, 2003, we provided pharmacy services for approximately 250,000 beds in long-term care facilities in 32 states and the District of Columbia. Our pharmacy operations consist of 64 institutional pharmacies (five are jointly-owned), 33 community-based professional retail pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers’ facilities and serve only customers of that facility. In addition, we operate 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

Our institutional pharmacy business provides prescription and non-prescription pharmaceuticals, infusion therapy and medical supplies and equipment to the elderly, chronically ill and disabled in long-term care facilities, including skilled nursing facilities, assisted living facilities, residential and independent living communities and other institutional healthcare facilities.  The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer.  These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services.  We also provide pharmacy consulting services to assure proper and effective drug therapy, including monitoring and reporting on prescription drug therapy and assisting the facility in compliance with applicable federal and state regulations.

Our community-based professional pharmacies are retail operations branded under the NeighborCare® name that are located in or near medical centers, hospitals and physician office complexes which provide prescription and non-prescription medications and certain medical supplies, as well as personal service and consultation by licensed pharmacists.

Our home infusion, respiratory and medical equipment distribution centers provide a wide array of products and services to support the home care needs of a range of individuals of all ages. We work with physicians, hospital discharge planners, case managers and managed care organizations who refer these individuals to us. Services include respiratory and medical equipment (such as oxygen, hospital beds, wheelchairs and respiratory medications), as well as home infusion (such as antibiotics, total parenteral nutrition (or “TPN”), chemotherapy and pain management).

We also own and operate Tidewater Healthcare Shared Services Group, Inc. (Tidewater), one of the largest long-term care group purchasing companies in the country.  Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities.

On December 1, 2003, we completed the distribution (the “spin-off”) of the common stock of Genesis Healthcare Corporation (“GHC”), previously reported as our inpatient services division.  On December 2, 2003, we changed our name to NeighborCare, Inc.  The spin-off was effected by way of a pro-rata tax free distribution of the common stock of GHC to holders of our common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of our common stock owned as of October 15, 2003.  On November 4, 2003, in anticipation of the spin-off, we refinanced all of our remaining long-term debt through the issuance of $250 million aggregate principal amount of our 6.875% senior subordinated notes due 2013 and through proceeds received from GHC in accordance with its issuance in October 2003 of $225 million aggregate principal amount of 8% senior subordinated notes due 2013.

Certain Transactions and Events

Change in Strategic Direction and Objectives

Since our inception, our principal business plan was to build networks of skilled nursing and assisted living centers in concentrated geographic markets and broaden our array of higher margin specialty medical services; principally institutional pharmacy and rehabilitation services.   By offering a broad array of services, we sought to create an integrated delivery system connecting our eldercare centers and ancillary service capabilities to hospitals, physicians, managed care plans and other providers in a seamless delivery network.  Through acquisitions of both eldercare facilities and pharmacy operations in the 1990’s, we fulfilled our stated business plan and operated under the mission to “redefine how eldercare is delivered.”

In 2000, we and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware.  We emerged from bankruptcy in late 2001 and constituted a new board of directors who evaluated our current business portfolio and identified strategies to optimize the performance of our operations.  The new board of directors initially decided to focus on expanding the growth and margins of our pharmacy services segment and to maintain the current market position of our inpatient services segment.  This was primarily the result of our inpatient services segment suffering from significant cuts in funding sources, nursing labor cost increases in excess of inflation, intensified regulatory oversight and intervention and increases in the cost of medical malpractice insurance.  The new board of directors also implemented a short-term strategy to reduce overhead costs to pursue operational efficiencies with the intent of absorbing the financial performance of the inpatient services business.

After the short-term objectives of the board of directors were achieved, we continued to evaluate strategic alternatives to enhance shareholder value and improve market performance.  Such evaluations led to exploration of separating our business into two distinct businesses.  In late 2002, the board of directors retained independent consultants to evaluate the impact of potentially separating the pharmacy business and the eldercare business by way of a spin-off.  By February 2003, the board of directors approved a plan to spin-off the inpatient services segment into a separate legal operating entity under the name Genesis Healthcare Corporation (GHC).

Strategic Planning, Severance and Other Operating Items

We have incurred costs that are directly attributable to the transformation to a pharmacy-based business and certain of our short-term strategic objectives.  These costs are expected to continue for the foreseeable future and are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other operating items.”  A summary of these costs at December 31, 2003 follows (in thousands):

	Accrued at September 30, 2003				Accrued at December 31, 2003
		Three Months Ended December 31, 2003
		Provision	Paid	Non-Cash
Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$9,760	$1,000	$833	$8,927
Strategic planning and other items	2,160	30,904	12,955	6,112	13,997
Total	$3,160	$40,664	$13,955	$6,945	$22,924

Strategic planning, severance and other operating items for the three months ended December 31, 2003 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $17.4 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $8.8 million; and costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million.  Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate our commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million.  Amounts accrued at December 31, 2003 are expected to be paid during the second quarter of fiscal 2004.

Strategic planning, severance and other operating items for the three months ended December 31, 2002 are primarily attributable to us entering into a termination and settlement agreement with Omnicare, Inc. whereby we agreed to terminate a merger agreement we had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services.  Pursuant to the termination and settlement agreement dated December 15,2002, we agreed to terminate the merger agreement with NCS and Omnicare agreed to pay us a $22.0 million break-up fee.  On December 16, 2002, we terminated the merger agreement and we and Omnicare each agreed to release the other from any claims arising from the merger agreement and not to commence any action against one another in connection therewith.  We recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. We collected $6.0 million of the break-up fee in December 2002, with the remaining $16.0 million received in January 2003.  The net gain was offset by severance and related costs associated with the resignation of Richard R. Howard, our former vice-chairman, of approximately $4.8 million.  The remaining $1.5 million of strategic planning and other operating items for the period primarily relate to consulting and other professional fees.

Assets Held for Distribution and Discontinued Operations

On December 1, 2003, we completed the plan of disposition of GHC through a distribution of GHC common stock to our shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as previously described.

The spin-off was motivated by two business purposes:  (1) to allow each business to pursue strategies and focus on objectives appropriate to that business, and to assume only those risks inherent in the respective businesses; and (2) to resolve problems that our pharmacy services segment had with existing or potential customers who object to our association with the inpatient services segment that competes with those customers.  The inpatient services segment and pharmacy services segment are distinct businesses with significant differences in their markets, products, investment needs and plans for growth.  Our board of directors believes that the separation into two independent public companies will enhance the ability of each to focus on strategic initiatives and new business opportunities, and to improve cost structures and operating efficiencies. The operations of our former inpatient services segment, rehabilitation therapy business, management services and certain other ancillary service businesses are operating under the name Genesis Healthcare Corporation.

The following table sets forth the components of net income (loss) from discontinued operations for the current quarter compared to the same period last year (in thousands):

	Three months ended
	December 31, 2003	December 31, 2002

Net revenues of GHC	$250,927	$313,802
Net operating income of GHC	13,770	19,187
Net operating income (loss) of other units	—	(1,012)
Pre-tax income from discontinued operations	13,770	18,175

Interest expense allocation	2,467	5,267
Income tax expense, net	4,503	5,424

Net income from GHC	$6,800	$7,484

The following table summarizes the balance sheet information as of September 30, 2003:

Accounts receivable, net	$180,618
Other current assets	74,552
Current GHC assets held for distribution	255,170
Property and equipment, net	673,167
Other non-current assets	96,174
Total GHC assets held for distribution	$1,024,511

Current GHC liabilities held for distribution	113,067
Non-current GHC liabilities held for distribution	110,805
Total GHC liabilities held for distribution	$223,872

In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations.  As a result, prior periods include significant overhead charges that were incurred for the benefit of both our continuing operations and the spun-off operations of GHC that are now included in the continuing operations of our entity.  Therefore, our operating results for the periods presented do not necessarily reflect the actual operating expenses of our continuing pharmacy operations.  Overhead expenses that were not allocated to discontinued operations primarily included corporate selling, general and administrative expenses including salaries, wages and benefits. For purposes of the following table, we allocated the shared overhead expenses based upon revenue or certain expense categories, whichever was deemed more reflective of the underlying expenses.  The allocated expenses may not be representative of our overhead cost reductions as a stand-alone company.  The following table outlines our operating income assuming that overhead expenses attributable to our former inpatient services business, as allocated, were included in discontinued operations:

	Three months ended
	December 31, 2003	December 31, 2002

Operating income (loss) as reported	$(18,597)	$13,220
Overhead expenses allocated to GHC	—	7,655
Adjusted operating income	$(18,597)	$20,875

Discontinued operations as reported	$6,800	$7,484
Overhead expenses, net of tax effect	—	(4,593)
Adjusted discontinued operations	$6,800	$2,891

Agreements with GHC

Tax Sharing Agreement

For periods prior to the spin-off, GHC will be included in our U.S. federal consolidated income tax group, and GHC’s tax liability thus will be included in our and our subsidiaries’ consolidated federal income tax liability. GHC also will be included with us or certain of our subsidiaries in consolidated, combined or unitary income tax groups for state and local tax purposes for periods prior to the spin-off.

The tax sharing agreement governs the respective rights, responsibilities, and the obligations of us and GHC after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns.

In general, we will prepare and file the federal consolidated return, and any combined, consolidated or unitary tax returns that include both us or one of our subsidiaries and GHC or one of its subsidiaries and will be responsible for all income taxes and other taxes with respect to such returns. GHC will prepare and file any tax return required to be filed by GHC or any of its subsidiaries that does not include us or any entity that is our subsidiary after the spin-off and will be responsible for all income taxes or other taxes with respect to any such tax return. In general, we will be responsible for any increase (and will receive the benefit of any decrease) in the income tax of any entity that is or was reflected on a tax return filed by us and we will control all audits and administrative matters relating to such tax returns.

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

Transition Services Agreement

The transition services agreement provides for the provision of certain transitional services by GHC to us. The services include the provision of information systems (e.g., access to computer systems that are owned by GHC), tax services, financial systems, bankruptcy claims processing and certain additional services identified by the parties. The transition services agreement provides for a term of 18 months. In addition, we may extend the transition services agreement for an additional six months with adequate notice. The pricing is based on actual costs incurred by GHC in rendering the services.

Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services

GHC and our subsidiary NeighborCare Pharmacy Services, Inc., or NCPS, entered into a master agreement for pharmacy, pharmacy consulting and related products and services, referred to as the “pharmacy services agreement.” The pharmacy services agreement has an initial term of ten years, plus a renewal term of five years if NCPS matches third-party bids for comparable services. The pharmacy services agreement provides the terms and conditions on which NCPS and its affiliates provide pharmacy, pharmacy consulting and medical supply products and services to all long-term care facilities owned or leased by GHC and its affiliates. These services include the provision of all of the needed prescription and non-prescription medications, pharmacy consulting services, Medicare Part B supplies and services, Medicare Part B claim filing services, enteral nutrition products, durable and disposable medical supplies and equipment, and related services as required by applicable law and as reasonably requested by each facility. The agreement imposes restrictions on GHC’s ability to purchase pharmaceutical products and supplies from other suppliers.

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

Tidewater Membership Agreement

The Tidewater membership agreement, referred to as the “Tidewater agreement,” provides group purchasing and shared service programs to skilled nursing facilities and assisted living facilities operated by GHC. Under the Tidewater agreement, GHC engaged Tidewater, our wholly-owned group purchasing subsidiary, as an independent group purchasing organization, and Tidewater will grant to GHC access to its vendor contracts. The initial term of the Tidewater agreement is ten years. GHC will not make any payments to us under the Tidewater agreement. Instead, Tidewater will receive administrative fees from various suppliers. Such fees are based on a percentage of the volume of purchases made by all of Tidewater’s members, including GHC. GHC will remain directly responsible to vendors for purchases through the Tidewater agreement. The Tidewater agreement obligates GHC to purchase certain  minimum amounts; however, GHC may be a member of other group purchasing organizations. GHC may earn financial incentives, such as fee sharing, for meeting certain purchasing volumes under the Tidewater agreement.

Employee Benefits Agreement

We and GHC entered into an employee benefits agreement which provides for certain employee compensation, benefit and labor-related matters. In general, after the spin-off, we and GHC are responsible for all obligations and liabilities relating to our respective current and former employees and their dependents and beneficiaries.

As of the date of the spin-off, and except with respect to health and welfare plans and flexible benefit plans as set forth below, GHC ceased its participation in any benefit plan or trust under any such plan sponsored or maintained by us and we ceased participation in any benefit plan or trust under any such plan sponsored or maintained by GHC. With respect to employees who are transferred to or from us or GHC, both parties have mutually recognized and credited service with the other employer.

Except as otherwise provided herein, all liabilities relating to employee benefits incurred by or on behalf of either company’s employees or their covered dependents on or before the date of the spin-off remain our liabilities. Liabilities and assets were transferred from our retirement plan to a comparable plan to be established by GHC. Similarly, liabilities and assets were transferred from our union retirement savings plan, the sponsorship of which was assumed by GHC. Liabilities under our deferred compensation plan (a non-qualified plan) and assets relating to such plan held in a rabbi trust were transferred to a comparable plan and trust established by GHC. In the event that we or GHC elect to contribute the full matching amount due to participants covered under each company’s respective plan and entitled to a match at the end of the 2003 plan year, each company will reimburse the other for 50% of the amount contributed with respect to specified employees who are transferred between companies in connection with the spin-off. A similar arrangement applies with respect to bonus amounts due for the 2003 fiscal year. In general, all liabilities relating to workers’ compensation claims incurred by or on behalf of either company’s employees on or before December 1, 2003, the date of the spin-off, remained liabilities of GHC.

To avoid the administrative inconvenience and expense that would have resulted from our having to establish separate health and welfare plans and flexible benefit plans for the remainder of the calendar year, during the period beginning immediately following the spin-off and ending on December 31, 2003, current and former employees of GHC remained covered under our existing health and welfare plans and flexible benefit plans. GHC will reimburse us for all expenses we incurred as a result of this arrangement. As of January 1, 2004, current and former employees of ours and GHC are covered under their own health insurance plans.

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

Laws Affecting Revenues

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

The recently enacted Medicare Modernization Act may have a significant impact on our business or the business of our primary customers, nursing facilities. Specifically, the Medicare Modernization Act increases payments to nursing facilities to cover the high costs of care associated with treatment for AIDS patients, subject to applicable sunsets, while potentially reducing payments for certain outpatient pharmaceutical drugs and biologicals currently reimbursed under the “average wholesale price” methodology. The legislation shifts the payment methodology from average wholesale price to “average sales price.” DHHS will have the authority to adjust payment rates where the average sales price does not reflect widely available market prices. In addition, the legislation will have a significant impact on reimbursement rates for durable medical equipment by freezing durable medical equipment rates from 2004 through 2006. DHHS will have the authority to adjust rates for the top five most widely used durable medical equipment codes to reflect reimbursement rates paid under the Federal Employee Health Benefit Plan. The Medicare Modernization Act also provides for increased federal resources being available for prescription drug benefits coverage in 2006. Finally, the Medicare Modernization Act authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for Medicare beneficiaries between 2004 and 2006.

Because of the recent enactment of the Medicare Modernization Act and its broad scope, we are not in a position to fully assess its impact on our business. The impact of the legislation depends upon a variety of factors, including patient mix. It is not clear at this time whether this new legislation will have an overall negative impact on institutional and long-term care pharmacy services.  There are provisions which recognize the unique needs of the long-term care resident contained in the legislation.  For example, the Secretary, CMS, is required to review the current standards of practice for pharmacy services provided to long-term care beneficiaries and to prepare a plan for review by the Congress designed to protect the safety and quality of care of nursing facility patients, including the appropriate reimbursement within 18 months of enactment.  Nevertheless, this legislation may reduce revenue and impose additional costs to the industry. DHHS has not yet promulgated any final regulations under the Act, as the Act requires it to do. The impact of these regulations when promulgated, including those regulations relating to the prescription drug discount plan discussed above, is unclear. NeighborCare will continue to work closely with CMS directly, as well as through the Long Term Care Pharmacy Alliance, to offer its expertise in pharmaceutical care for the elderly.

Prior to the Medicare Modernization Act, reimbursement for certain products covered under Medicare Part B was limited to 95% of the “average wholesale price.” The move to a prospective payment system under the Balanced Budget Act of 1997 made pricing a more important consideration in the selection of pharmacy providers. Also, Congress included provisions in the Balanced Budget Act of 1997 that would require nursing facilities to submit all claims for Medicare—covered services that their residents receive, both Medicare Part A and Medicare Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and rehabilitation therapy providers, except for certain excluded services. The Benefits Improvement and Protection Act, enacted in December 2000, repealed this provision, except for therapy services as discussed below.

The reimbursement rates for pharmacy services under Medicaid are determined on a state by state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have “lowest charge legislation” or “most favored nation provisions” which require our institutional pharmacy and medical supply operation to charge Medicaid no more than its lowest charge to other consumers in the state. Since 2000, federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised. We have participated in the efforts to review and interact with CMS on the revisions. This proactive involvement has helped in modifying the rate structures and thereby minimizing the impact of the new rules on our operations.

Revisions made by the Medicare Modernization Act are expected to provide significant relief to states as Medicare coverage becomes primary to Medicaid assistance for dually eligible individuals. While those provisions making Medicare primary to Medicaid do not become effective until January 1, 2006, the competitive design of the interim Drug Rx Discount Card program is expected to put pricing pressure on all pharmacy services, which may impact outlays for prescription drugs.

It is not possible to quantify fully the effect of legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on our business and the business of our principal customers. Accordingly, there can be no assurance that the impact of any future healthcare legislation will not further adversely affect our business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Our financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex.

We belong, with other leading multi-state institutional pharmacy companies, to the Alliance for Long Term Care Pharmacy (“LTCPA”), an industry trade group established to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and the District of Columbia. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in a number of instances, but given the budgetary concerns of both federal and state governments, there can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

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

Results of Operations

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

EBITDA is a non-GAAP financial measure that is presented in the following discussion.  Our management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business as well as for evaluating our capacity to incur and service debt, fund capital expenditures and expand our business.  We use EBITDA primarily as a performance measure, and believe that the GAAP financial measure most directly comparable to EBITDA is net income.  We also use EBITDA in our annual budgeting process.  We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance.

Although we use EBITDA as a financial measure to assess the performance of our business, as well as the employees responsible for operating our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our less than 100% owned operations and the operating results of our discontinued businesses.  Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance or financial condition could draw an incomplete or misleading conclusion regarding our financial performance or condition.  Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of such performance.  EBITDA should be considered in addition to, and not as a substitute for, or superior to, the comparable GAAP financial measure or an indicator of operating performance.

We define EBITDA as earnings from continuing operations before preferred stock dividends, equity in net income (loss) of unconsolidated affiliates, minority interests, interest, taxes, depreciation and amortization.  Other companies may define EBITDA differently and, as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies.  EBITDA does not represent net income or cash flow from operations, as defined by GAAP.

First Quarter Ended December 31, 2003 Compared to First Quarter Ended December 31, 2002

The following table sets forth selected information about our results of continuing operations for the three-month periods ended December 31, 2003 and 2002:

	Three Months Ended December 31,
	2003	2002
	(unaudited)	(unaudited)

Net revenues	$351,406	$317,156
Cost of revenues	272,298	246,477
Gross profit	79,108	70,679

Selling, general and administrative expenses	50,797	53,622
Strategic planning, severance and other operating items	40,664	(3,935)
Income (loss) before provision for income taxes	(25,343)	8,507
Income tax provision (benefit)	(12,829)	3,371
Income (loss) from continuing operations	(12,514)	5,136
Income from discontinued operations, net of taxes	6,800	7,484
Net income (loss)	(5,714)	12,620
Preferred stock dividends	—	683
Net income (loss) available to common shareholders	(5,714)	11,937

Per common share data
Basic
Income (loss) from continuing operations	$(0.31)	$0.11
Income from discontinued operations	0.17	0.18
Net income (loss) available to common shareholders	(0.14)	0.29

Diluted
Income (loss) from continuing operations	$(0.31)	$0.12
Income from discontinued operations	0.17	0.17
Net income (loss) available to common shareholders	(0.14)	0.29

Gross margin	79,108	70,679
Gross margin %	22.51%	22.29%
Operating margin	(18,597)	13,220
Operating margin %	(5.29)%	4.17%
EBITDA (1)	(12,353)	20,992
EBITDA margin %	(3.52)%	6.62%

(1) The following table reconciles our non-GAAP measure of EBITDA to our net income.  See “– Reasons for Non-GAAP Financial Disclosure:”

	Three months ended
	December 31, 2003	December 31, 2002

Net income (loss) available to common shareholders	$(5,714)	$11,937
Add back:
Income from discontinued operations, net of taxes	(6,800)	(7,484)
Preferred stock dividends	—	683
Equity in (income) loss of unconsolidated affiliates	(108)	(76)
Minority interests	1,200	1,115
Income tax provision (benefit)	(12,829)	3,371
Interest expense	5,654	3,674
Depreciation and amortization expense	6,244	7,772
EBITDA	$(12,353)	$20,992

The following table reconciles our non-GAAP measure of EBITDA to our consolidating operating income by segment.  See “– Reasons for Non-GAAP Financial Disclosure:”

	Three months ended December 31, 2003
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$29,254	$(47,851)	$(18,597)
Add back:
Depreciation and amortization expense	3,068	3,176	6,244
EBITDA	$32,322	$(44,675)	$(12,353)

	Three months ended December 31, 2002
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$23,467	$(10,247)	$13,220
Add back:
Depreciation and amortization expense	3,014	4,758	7,772
EBITDA	$26,481	$(5,489)	$20,992

Consolidated Overview

When comparing current quarter results to the results for the same period in the prior year, it is important to note that the prior year results include shared overhead costs.  In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations.  As a result, prior periods include significant overhead charges that, in compliance with GAAP, could not be allocated to discontinued operations.  For more information, see “— Certain Transactions and Events – Assets Held for Distribution and Discontinued Operations.”

Net loss available to common shareholders for the current quarter was $5.7 million compared to net income available to common shareholders of $11.9 million for the same quarter of the prior year.  The decline in net income is primarily attributed to strategic planning, severance and other operating items of $40.7 million incurred principally as a result of the spin-off of GHC.  In the same quarter of the prior year, a net gain of $3.9 million was recorded in strategic planning, severance and other operating items.  This was partially offset by an income tax benefit of $12.8 million in the current quarter compared to an income tax provision recorded of $3.4 million in the same quarter of the prior year and an improvement in gross profit of $8.4 million in the current quarter when compared to the same quarter of the prior year.

EBITDA loss for the current quarter was $12.4 million compared to EBITDA income of $21.0 million in the same quarter of the prior year.  The decrease in EBITDA is primarily attributable to strategic planning, severance and other operating items of $40.7 million incurred principally as a result of the spin-off of the inpatient services division.  In the same quarter of the prior year, a net gain of $3.9 million was recorded in strategic planning, severance and other operating items.  This was partially offset by an improvement in gross profit of $8.4 million in the current quarter when compared to the same quarter of the prior year.

For the current quarter, revenues were $351.4 million, an increase of $34.3 million, or 10.8%, over the same period in the prior year.  This growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $30.4 million, or 11.5% over the same period in the prior year due to favorable changes in bed mix, higher patient acuity and drug price inflation.   Although the number of beds served during the first quarter increased over the number of beds served in the same period in the prior year, there are known bed losses scheduled in subsequent quarters of fiscal 2004 which are expected to offset this performance.

Cost of revenues increased by approximately $25.8 million, or 10.50%, for the current quarter to $272.3 million from $246.5 million.  Of this growth, $26.6 million was attributed to revenue volume growth.  As a percentage of net revenues, cost of revenues was 77.49% for the current quarter compared to

77.71% for the same quarter in the prior year.  This decrease in cost of revenues is primarily attributed to reduced labor costs as a result of process improvement initiatives.

Selling, general and administrative expenses decreased $2.8 million, or 5.2%, for the current quarter to $50.8 million compared to $53.6 million in the same period of the prior year.  Overhead for the first quarter of 2003 includes shared overhead costs of approximately $7.7 million that, in accordance with SFAS 144, could not be allocated to discontinued operations.  Depreciation and amortization expense for the quarter ended December 31, 2003 was approximately $6.2 million compared with $7.7 million in the quarter ended December 31, 2002.  Approximately $1.0 million of this decrease is due to a reduction in amortization of intangible assets.

For the quarter ended December 31, 2003, we recognized $40.7 million in strategic planning, severance and other operating items. These costs include legal, professional and other fees incurred to complete the spin-off transaction of $17.4 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $8.8 million; and costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million.  For more information, see “— Certain Transactions and Events — Strategic Planning, Severance and Other Operating Items.”

Interest expense increased by approximately $2.0 million for the current quarter to $5.7 million compared to $3.7 million in the same quarter of the prior year.  Interest expense for the prior year was based on an allocation of the net assets of the continuing operations and the discontinued segment.

Other expense was $1.1 million for the current quarter and $1.0 million for the same quarter in the prior year.  Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting.  The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements.  Minority interest expense represents the non-controlling owners’ share of the joint ventures’ operating profit.

Segment Results

NeighborCare’s operating segments include institutional pharmacy and corporate and other.

Institutional Pharmacy Segment

The institutional pharmacy business provides prescription and non-prescription pharmaceuticals, infusion therapy and medical supplies and equipment to the elderly, chronically ill and disabled in long-term care facilities, including skilled nursing facilities, assisted living facilities, residential and independent living communities and other institutional healthcare facilities.

Institutional pharmacy revenue increased $30.4 million, or 11.5%, to $294.8 million for the current quarter compared to $264.4 million in the same period in the prior year.   The increase is primarily attributed to an increase in the number of beds served as well as favorable changes in the bed mix, higher patient acuity and drug price inflation.  These factors have resulted in higher revenue per bed when comparing the quarter ended December 31, 2003 to the quarter ended December 31, 2002.  Average monthly revenue per bed per month during the quarter ended December 31, 2003 was $410 compared to $370 in the same quarter of the prior year.

Operating income of the institutional pharmacy segment increased $5.8 million, or 24.7%, to $29.3 million in the current quarter from $23.5 million for the same period in the prior year.  Operating margin increased to 9.9% from 8.9% for the same period.  EBITDA of the institutional pharmacy segment increased $5.8 million, or 21.9%, to $32.3 million in the current quarter from $26.5 million for the same period in the prior year.  EBITDA margin increased to 11.0% from 10.0% for the same period.  The primary reason for the increase in operating margin and EBITDA margin is the increase in gross profit due to reduced direct labor costs as a result of process improvement initiatives.  Bad debt expense, as a percent of revenue, also decreased in the current period compared to the same period in the prior year.  This is a result of continuous focus on revenue qualification and collection efforts.

Corporate and Other

Corporate and other consists of our community-based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization.  The corporate and other category also consists of corporate general and administrative expenses that are not allocated to the segments for internal reporting purposes.  Revenues for this segment increased $3.8 million to $56.6 million in the current quarter from $52.8 million in the same period of the prior year.  Overhead for the first quarter of fiscal 2004 includes shared overhead costs that, in accordance with SFAS 144, could not be allocated to discontinued operations.

Liquidity and Capital Resources

Working Capital and Cash Flows

At December 31, 2003 we had cash and equivalents of $92.8 million and net working capital of $298.5 million.

On November 4, 2003, in anticipation of the spin-off, we issued $250 million aggregate principal amount of 6.875% senior subordinated notes due 2013.  We also entered into a $100 million revolving credit facility, none of which was drawn at December 31, 2003, exclusive of $2.4 million required for outstanding letters of credit.  The revolving credit facility matures in 2008 and bears interest at LIBOR plus 2% on borrowings and includes a committment fee of 0.50% on any unused commitment.  See “— New Financing Arrangements” below.

Our cash flow from operations generated cash of $15.4 million for the first quarter of fiscal 2004 and we used $4.4 million in our investing activities for the purchase of capital items.

During the first quarter of 2004, we used $33.6 million in our financing activities.  The net proceeds from the sale of our 6.875% senior subordinated notes, funds transferred from GHC and cash on hand were used to repay the following indebtedness:

•                  approximately $247.1 million of indebtedness outstanding under the term loan portion of the senior credit facility that was to mature on October 2, 2006;

•                  approximately $240.2 million of indebtedness outstanding under senior secured notes that were to mature on April 2, 2007; and

•                  approximately $68.9 million of indebtedness outstanding under the delayed draw term loan portion of the senior credit facility that was to mature on April 2, 2007.

We currently have a $18.0 million deposit with our primary pharmaceutical wholesaler.  The deposit is fully refundable to us at our request.  This, combined with our contractual ability to elect 15-day payment terms with our primary pharmaceutical wholesaler, provides us the ability to use these funds as an additional resource to meet our working capital requirements, debt service and other cash needs over the next year, if needed.

We believe that the net cash provided by our operating activities will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.  We also believe that such funds, together with funds available through the revolving line of credit, will provide the necessary resources to expand and grow our business either through internal growth or acquisitions.

New Financing Arrangements

The agreements and instruments governing our senior subordinated notes and our revolving credit facility contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

• incur more debt;

• pay dividends, redeem stock or make other distributions;

• make certain investments;

• create liens;

• enter into transactions with affiliates;

• make acquisitions;

• merge or consolidate; and

• transfer or sell assets.

Our new financing arrangements require us to maintain compliance with certain financial and non-financial covenants, including minimum earnings before interest, taxes, depreciation and amortization; limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.

Under the terms of our senior subordinated notes, the notes are not redeemable until on or after November 15, 2008.  We may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before November 15, 2006 at 106.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes.

Non-Derivative Off-Balance Sheet Arrangements

Financial Commitments

We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of December 31, 2003 are summarized as follows (dollars in thousands):

	Payments due by fiscal period
	2004	2005	2006	2007 and after	Total
Notes payable and capital leases	$3,134	$2,683	$1,785	$251,030	$258,632
Operating leases	7,409	9,349	8,187	17,032	41,977
Letters of Credit	2,404	—	—	—	2,404
Guarantees	4,182	4,182	4,182	9,411	21,957
Total	$17,129	$16,214	$14,154	$277,473	$324,970

Our debt and certain of our lease obligations require us to maintain compliance with financial and non-financial covenants, including minimum earnings before interest, taxes, depreciation, amortization and rent, limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth.    Failure to meet these covenants or the occurrence of other defaults, such as non-payment, could result in the acceleration of the maturity of such obligations.

In accordance with our credit agreement entered into on December 1, 2003, certain letters of credit reduce the available funds under our revolving credit facility.  As discussed in Note 9 in the notes to the condensed consolidated financial statements, we have a guarantee obligation that collateralizes the payments of certain properties that are leased and subleased by GHC.  As the surviving entity after the spin-off, we have assumed this guarantee as a result of the transaction and the respective guarantees have not been assigned in accordance with the separation and distribution agreement.  GHC has agreed to indemnify us for the majority of the guarantees to the extent that we remain the guarantor for annual lease payments approximating $4.2 million.

Effective December 16, 2003, we exercised our option for the mandatory conversion of the Series A preferred stock, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of our common stock pursuant to the terms of our amended and restated articles of incorporation, as amended.

Significant Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States.  Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies.  We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our annual report on Form 10-K for the fiscal year ended September 30, 2003:

Allowance for Doubtful Accounts

We utilize the “Aging Method” to evaluate the adequacy of our allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. We have developed estimated standard required allowance percentages by utilizing historical collection trends and our understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the Aging Method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that we specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are reserved for in the allowance for doubtful accounts until they are written-off.

We continue to refine our assumptions and methodologies underlying the Aging Method. However, because the assumptions underlying the Aging Method are based upon historical collection data, there is a risk that our current assumptions are not reflective of more recent collection patterns. Changes in market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid can cause changes in overall collection patterns. Such changes can adversely impact the collectibility of receivables, but may not be addressed in a timely fashion when using the Aging Method, until updates to our periodic historical collection studies are completed and implemented.

At least annually, we update our historical collection studies in order to evaluate the propriety of the assumptions underlying the Aging Method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Inventory

Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and equipment and are stated at acquisition cost.  Counts of inventories on hand are performed on a quarterly basis at all sites. Because we do not utilize a perpetual inventory system, cost of revenues is estimated during non-inventory months and is adjusted to actual by recording the results of the quarterly count of actual physical inventories. We utilize the following criteria in developing estimated cost of revenues during non-inventory months:

•                  historical cost of revenues trends based on the two most recent physical inventory counts; and

•                  consideration and analysis of changes in customer base, product mix, state Medicaid and third-party insurance reimbursement levels, or other issues that may impact cost of revenues.

There are no significant obsolescence reserves recorded since we have not historically experienced (nor do we expect to experience) significant levels of inventory obsolescence.

Manufacturer Rebates

Certain of our manufacturers of pharmaceutical products offer rebates for meeting a targeted volume of purchases on a quarterly basis.  These rebate agreements are contractually binding.  We recognize these rebates as a reduction of inventory costs in the quarter in which they are earned when they are reasonably estimable and payment is probable.

Revenue Recognition/Contractual Allowance

Revenue is recognized on a monthly basis for products or services provided to customers during that month. The revenue cycle ends on the last day of the month. We receive payments from state Medicaid programs, long-term care facilities, individual residents (private pay), private third-party insurers and Medicare programs. The state Medicaid programs are highly regulated. Our failure to comply with applicable reimbursement regulations could adversely affect our business. We report revenues at the net realizable amount expected to be received from third-party payors and monitor our receivables from state Medicaid programs and other third-party payor programs.

An estimated contractual allowance is recorded against third-party sales and accounts receivable (Medicaid and insurance) to reduce the net revenues and accounts receivable reported in our financial statements to the amount expected to be received from the third-party payor. Contractual allowances are adjusted to actual as cash is received and applied and claims are reconciled. We utilize the following criteria in developing the estimated contractual allowance percentages each month:

•                  historical contractual allowance trends on actual claims paid by third-party payors;

•                  review of contractual allowance information reflecting current contract terms; and

•                  consideration and analysis of changes in customer base, product mix, reimbursement levels or other issues that may impact contractual allowances.

Long-Lived Asset Impairments

We account for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144.  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

With regard to goodwill, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) on September 30, 2001 in accordance with the early adoption provisions of SOP 90-7.  SFAS 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Prior to adopting SFAS 142, we amortized goodwill over periods not exceeding 40 years. The impairment test requires us to compare the fair value of our businesses to their carrying value including assigned goodwill. SFAS 142 requires an impairment test annually.  Our assessments to date have indicated that goodwill has not been impaired. Events may occur in the future that could result in an impairment of our goodwill, and any resulting impairment charge could be material to our financial position, results of operations or cash flows.

Our senior management has reviewed these critical accounting policies and estimates with our audit committee.  During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability.  We believe that our previously outstanding Series A Convertible Preferred Stock meets the scope of SFAS 150.  Prior to conversion, these instruments had been excluded from shareholders’ equity in our condensed consolidated balance sheets, and as such were not impacted by the adoption of SFAS 150. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  As discussed in Note 12, all shares of Series A Convertible Preferred Stock were converted into shares of our common stock as of December 16, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” subsequently revised December 2003 (FIN 46R).  FIN 46R defines a variable interest entity as an entity that either (a) has equity investors that lack sufficient controlling interest, including the ability to absorb the entity’s expected future gains or losses, or (b) has equity investors that lack sufficient financial resources to support the entity and its activities without the financial support of another entity.  FIN 46R requires that a variable interest entity should be consolidated by the company that bears the majority of the risk of future losses of the variable interest entity or is entitled to the majority of the expected returns of the variable interest entity, or both.  The effective date of FIN 46R is no later than the end of the first reporting period ending after March 15, 2004.  We adopted FIN 46R as of October 1, 2003 and there has been no material effect to our financial position or operating results as a result of such adoption.

Seasonality

Our earnings generally fluctuate from quarter to quarter. This seasonality is related to a combination of factors, which include the timing of Medicaid rate changes and payroll tax obligations, seasonal census cycles, weather conditions and the number of calendar days in a given quarter.

Impact of Inflation

The healthcare industry is labor intensive.  Wages and other labor costs are especially sensitive to inflation and marketplace labor shortages.  We have also implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future.  See “Cautionary Statement Regarding Forward-Looking Statements.”

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

We have entered into a new senior credit facility consisting of a $100.0 million revolving credit facility that bears interest based on variable rates.  We have not yet borrowed against the facility, but at the point that we do borrow against this credit facility, we will be exposed to the impact of interest rate changes.  We intend to take steps to mitigate this risk in order to limit the impact of such changes in interest rates on earnings and cash flows and to lower overall borrowing costs.  We may manage those risks by entering into derivative financial instruments.  We will not enter into such arrangements for trading purposes.  If we were to borrow the total $100 million revolving debt without entering into derivative financial instruments, a 1% increase in the rate of interest would result in additional interest expense of $1.0 million annually.

As of December 31, 2003, we were not a party to any derivative instruments.

Item 4.                                                           Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  We conduct periodic evaluations to enhance, where necessary our procedures and controls.

PART II :                                            OTHER INFORMATION

Item 1.                                                           Legal Proceedings

U.S. ex rel Scherfel v. Genesis Health Ventures et al.

In this action, brought in United States District Court for the District of New Jersey on March 16, 2000, the plaintiff alleges that a pharmacy purchased by us failed to process Medicaid credits for returned medications.  The allegations are vaguely alleged for other jurisdictions.  While the action was under seal in United States District Court, we fully cooperated with the Department of Justice’s evaluation of the allegations.  On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations.  The U.S. District Court action is no longer under seal but remains administratively stayed pending resolution of the bankruptcy issues.

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

DEA Investigation

In August 2001, and March 2002, our pharmacy located in Colorado reported missing inventory and potential diversion to the Drug Enforcement Administration (“DEA”), the local police and the Colorado Board of Pharmacy.  As a result of the pharmacy reporting these incidents, the DEA commenced an audit of the pharmacy’s operations.  Under the Controlled Substance Act, the government may seek the potential value of the inventory diverted as well as other damages.  The Colorado facility cooperated with all requests for information, including making its personnel and documents available to the government.  On January 6, 2004, we settled this matter with the United States government by paying a civil penalty of $625,000 without admitting any liability.  This amount was fully accrued in fiscal 2003.

Haskell et al v. Goldman Sachs & Co. et al

This action was brought January 27, 2004, in the Supreme Court of New York, County of New York, by 275 former investors who collectively held over $205 million in subordinated debentures prior to the filing of our Chapter 11 bankruptcy petition in 2000.  The plaintiffs allege fraud and grossly negligent misrepresentation by the defendants in connection with the Bankruptcy Court’s approval of our plan of reorganization confirmed by the Bankruptcy Court in 2001, canceling the subordinated debentures.  The defendants, in addition to us, are Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP., and George V. Hager, our chief financial officer during the period in question.  The plaintiffs seek to recover $200 million plus interest costs and fees.

Item 2.                                                           Changes in Securities and Use of Proceeds

Preferred Share Purchase Rights

On November 13, 2003, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.02 per share, payable on December 1, 2003 to the shareholders of record on that date.  Our Board of Directors declared these rights to protect shareholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by our Board of Directors.

Each Right will allow its holder to purchase from us one one-hundredth of a share of Series B Junior Participating Preferred Stock (a “Preferred Share”) for $100.00, once the Rights become exercisable. This portion of a Preferred Share will give the shareholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

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

Preferred Stock Conversion

Effective December 16, 2003, we exercised our option for the mandatory conversion of the Series A preferred stock, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of our common stock pursuant to the terms of our amended and restated articles of incorporation, as amended.

Item 3.                                                           Defaults Upon Senior Securities – None

Item 4.                                                           Submission of Matters to a Vote of Security Holders – None

Item 5.                                                           Other Information

Annual Meeting of Shareholders

We will hold our 2004 Annual Meeting of Shareholders on June 15, 2004. Pursuant to the proxy rules under the Securities and Exchange Act of 1934, as amended, our shareholders are notified that the deadline for providing us timely notice of any shareholder proposal to be submitted outside of the Rule 14a–8 process for consideration at our 2004 annual meeting of shareholders will be April 15, 2004. As to all matters which we do not have notice on or prior to April 15, 2004, discretionary authority shall be granted to the persons designated in our proxy related to the 2004 annual meeting to vote on such proposal. With respect to inclusion of shareholder proposals in our proxy materials related to the 2004 annual meeting, a shareholder proposal must be submitted to us at our office located at 7 East Lee Street, Baltimore, MD, 21202, by April 15, 2003. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a–8.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)		Exhibits

31.1

Certification of John J. Arlotta, Chief Executive Officer of the Company, dated February 16, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Richard W. Sunderland, Jr., Chief Financial Officer of the Company, dated February 16, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of John J. Arlotta, Chief Executive Officer, and Richard W. Sunderland, Jr., Chief Financial Officer, of the Company dated February 16, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K

1.

On October 10, 2003, the Company filed a Current Report on Form 8-K under Item 5 announcing the revision of the accounting for the restructuring of its investment in The Multicare Companies, Inc. and the respective restatements of its financial statements for fiscal years 2000 and 2001.

2.

On October 16, 2003, and as amended as of November 4, 2003 and October 24, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 9 announcing its intention to offer $250 million aggregate principal amount of Senior Subordinated Notes due 2013 which included pro forma financial statements presenting the effect of the spin-off and related transactions as of June 30, 2003 and for the nine months ended June 30, 2002 and 2003 and fiscal year ended 2002.

3.

On December 5, 2003, the Company filed a Current Report on Form 8-K under Item 11 announcing the temporary black-out period for trading under the Company’s Employee Benefit Fund commencing December 24, 2003 and ending on January 7, 2003 as a result of the spin-off.

4.

On December 9, 2003, the Company filed a Current Report on Form 8-K under Item 2 announcing the spin-off of Genesis Healthcare Corporation.  The Company also reported under Item 5 to that report certain amendments to its existing articles of incorporation in addition to a new credit agreement entered into on December 1, 2003.

5.

On December 17, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 12 reporting its financial results for the fiscal year ended September 30, 2003 which included pro forma financial statements presenting the effect of the spin-off and related transactions as of September 30, 2003 and for the year ended September 30, 2003.

		6.	On December 22, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 announcing the mandatory conversion of its outstanding Series A Preferred Stock.

		7.	On January 30, 2004, the Company filed an amended Current Report on Form 8-K/A to update the pro forma financial information included in its Form 8-K filed December 9, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeighborCare, Inc.

Date: February 16, 2004	/s/ Richard W. Sunderland, Jr.

Richard W. Sunderland, Jr. Chief Financial Officer

Date: February 16, 2004	/s/ John J. Arlotta

John J. Arlotta
Chairman, President and Chief Executive Officer