Form 10-Q/A
period 2003-12-31
NEIGHBORCARE INC
filed 2004-05-03
CIK 874265

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-33217

NEIGHBORCARE, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	06-1132947 (I.R.S. Employer Identification No.)
601 East Pratt Street, 3rd Floor Baltimore, Maryland (Address of principal executive offices)	21202 (Zip code)
(410) 528-7300 (Registrant's telephone number, including area code)

7 East Lee Street, Baltimore Maryland 21202
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

 Yes ☒    No ☐

        As of April 29, 2004, 43,672,232 shares of the registrant's common stock were outstanding and 259,580 shares are to be issued in connection with the registrant's joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 Yes ☒    No ☐

TABLE OF CONTENTS

EXPLANATORY NOTE
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II: OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

Explanatory Note

        NeighborCare, Inc. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the three months ended December 31, 2003 filed by the Company with the Securities and Exchange Commission on February 17, 2004 in order to amend Part I, Item 1, "Financial Information," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of such Quarterly Report. The purposes of the amendment are (i) to reflect the exclusion of intersegment revenues with Genesis Healthcare Corporation ("GHC") previously reported in continuing operations for the three months ended December 31, 2003; (ii) to present GHC's assets and liabilities as held and used by the Company until the consummation of the spin-off of GHC, i.e., December 1, 2003, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets;" and (iii) to account for GHC's assets and liabilities as held and used until the consummation of the spin-off, as reported in the consolidated statements of cash flows for the periods presented. Initially, the Company reported the intersegment revenues from GHC as a component of revenue from continuing operations such that the periods presented would be comparable and consistent with current and future periods. However, based upon the Company's interpretation of SFAS No. 144, the intersegment revenues from GHC should be included as a component of income from discontinued operations. See Note 1 of the Condensed Consolidated Financial Statements for a discussion of the Company's spin-off of GHC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        As used herein, unless the context otherwise requires, "NeighborCare," the "Company," "we," "our" or "us" refers to NeighborCare, Inc. and our subsidiaries.

        Statements made in this report and in our other public filings and releases, which are not historical facts, contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our unaudited condensed consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on our business including the Medicare Prescription Drug, Improvement and Modernization Act of 2003; our ability to successfully implement our strategic objectives, including the effects of the spin-off of Genesis Healthcare Corporation ("GHC") and the achievement of certain performance improvement initiatives within our institutional pharmacy segment, in order to improve current pharmacy profitability; the expected strategic planning, severance and other operating items for the remainder of fiscal 2004 and the foreseeable future; the anticipated overhead costs of being a stand-alone company; estimates in our significant accounting policies, including our allowance for doubtful accounts and the anticipated impact of long-lived asset impairments.

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

PART I: FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2003 and Spetember 30, 2003	F-1
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2003 and 2002	F-2
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002	F-3
Notes to Condensed Consolidated Financial Statements	F-4

NEIGHBORCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2003	September 30, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$92,761	$132,726
Restricted investments in marketable securities	—	29,320
Accounts receivable, net of allowance of $16,200 and $48,600, respectively	206,686	366,886
Inventory	67,176	66,747
Prepaid expenses and other current assets	40,726	89,918

Total current assets	407,349	685,597
Property, plant and equipment, net	74,085	751,996
Restricted investments in marketable securities	—	61,271
Other long-term assets	18,632	81,304
Identifiable intangible assets, net	12,813	20,866
Goodwill	334,742	337,695

Total assets	$847,621	$1,938,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$4,300	$20,135
Accounts payable and accrued expenses	104,577	214,689
Income tax payable	—	4,116

Total current liabilities	108,877	238,940
Long-term debt	254,332	591,484
Deferred income taxes	12,084	50,022
Other long-term liabilities	10,684	84,930

Total liabilities	385,977	965,376

Minority interest	9,267	10,359
Redeemable preferred stock	—	46,831

Shareholders' equity	452,377	916,163

Total liabilities and shareholders' equity	$847,621	$1,938,729

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002
	(unaudited)
Net revenues	$338,394	$297,104
Cost of revenues	261,967	230,563

Gross profit	76,427	66,541
Selling, general and administrative	50,797	53,622
Depreciation and amortization	6,244	7,772
Strategic planning, severance and other operating items	40,664	(3,935)

Operating income (loss)	(21,278)	9,082
Interest expense, net	5,654	3,674
Other expense	1,091	1,039

Income (loss) before income tax provision (benefit)	(28,023)	4,369
Income tax provision (benefit)	(13,874)	5,483

Income (loss) from continuing operations	(14,149)	(1,114)
Income from discontinued operations, net of taxes	8,435	13,734

Net income (loss)	(5,714)	12,620
Preferred stock dividends	—	683

Net income (loss) available to common shareholders	$(5,714)	$11,937

Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(127)
Termination and fair value change of derivative instruments, net	4,402	(922)

Comprehensive income (loss)	$(1,312)	$10,888

Per common share data:
Basic
Income (loss) from continuing operations	$(0.35)	$(0.04)
Income from discontinued operations	$0.21	$0.33
Net income (loss) available to common shareholders	$(0.14)	$0.29
Weighted average shares outstanding	40,397	41,458
Diluted
Income (loss) from continuing operations	$(0.35)	$(0.04)
Income from discontinued operations	$0.21	$0.33
Net income (loss) available to common shareholders	$(0.14)	$0.29
Weighted average shares outstanding	40,397	41,458

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended December 31,
	2003	2002
	(unaudited)
Cash flows from operating activities
Net income (loss) attributed to common shareholders	$(5,714)	$11,937
Charges included in operations not requiring funds	20,227	30,372

Changes in operating assets and liabilities
Change in accounts receivable, net	(37,974)	(16,825)
Change in accounts payable and accrued expenses	84,618	(11,119)
Other, net	(34,209)	(1,356)

Net cash provided by operating activities	26,948	13,009
Cash flows from investing activities
Capital expenditures	(9,573)	(12,829)
Other, net	(33,478)	(12,667)

Net cash used in investing activities	(43,051)	(25,496)

Cash flows from financing activities
Distributions of cash to GHC	(72,161)	—
Funds received from GHC for debt financing	353,001	—
Repayment of long-term debt	(555,213)	(43,369)
Proceeds from issuance of long-term debt, net of debt issuance costs	240,804	—
Other	9,707	2,000

Net cash used in financing activities	(23,862)	(41,369)

Net decrease in cash and cash equivalents	$(39,965)	$(53,856)
Cash and cash equivalents at beginning of period	132,726	148,030

Cash and cash equivalents at end of period	$92,761	$94,174

Non-cash investing and financing activities
Distribution of net assets to GHC	$(437,157)	—
Conversion of preferred stock	(46,831)	—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NeighborCare, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Background and Basis of Presentation

        NeighborCare, Inc. (formerly named Genesis Health Ventures, Inc.) was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "NeighborCare," or the "Company," "we," "our" or "us" refers to NeighborCare, Inc. and its subsidiaries.

        NeighborCare is the third largest provider of institutional pharmacy services in the United States. As of December 31, 2003, NeighborCare provided pharmacy services for approximately 250,000 beds in long-term care facilities in 32 states and the District of Columbia. The Company's pharmacy operations consist of 64 institutional pharmacies (five are jointly-owned), 33 community-based professional retail pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers' facilities and serve only customers of that facility. In addition, NeighborCare operates 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

        On December 1, 2003, the Company completed the distribution (the "spin-off") of the common stock of Genesis Healthcare Corporation ("GHC"), previously reported as the inpatient services division of the Company. On December 2, 2003, the Company changed its name to NeighborCare, Inc. The spin-off was effected by way of a pro-rata tax free distribution of the common stock of GHC to holders of NeighborCare's common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NeighborCare, Inc. common stock owned as of October 15, 2003.

        In general, pursuant to the terms of the separation and distribution agreement between NeighborCare and GHC, all assets of the inpatient services business prior to the date of the spin-off became assets of GHC. The separation and distribution agreement also provides for assumptions of liabilities and cross-indemnities arising out of or in connection with the inpatient services business to GHC and all liabilities arising out of or in connection with the pharmacy services business to NeighborCare. In addition, GHC will indemnify NeighborCare for liabilities relating to the past inpatient services business. Adjustments, if any, are not expected to have a material effect on the consolidated financial statements. As a result of the spin-off, the Company's financial statements have been reclassified to reflect GHC as discontinued operations in the condensed consolidated statements of operations for all periods presented.

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

        In order to facilitate the transition to two separate publicly traded companies, NeighborCare and GHC have entered into certain agreements that, among other things, will govern the ongoing relations between NeighborCare and GHC. These agreements include a tax sharing agreement, a transition services agreement, a pharmacy services agreement, a Tidewater membership agreement, employee benefit and pharmacy management agreements, and a master agreement for specialty beds and oxygen concentrators. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Transactions and Events—Agreements with GHC" for more detail regarding the Company's agreements with GHC.

        The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of NeighborCare's management, the unaudited condensed consolidated financial statements include all necessary adjustments consisting of normal recurring accruals and adjustments for a fair presentation of the financial position and results of operations for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

        For further information, refer to the audited consolidated financial statements and notes included in the Company's Form 8-K filed on April 30, 2004.

2.    Significant Accounting Policies

  Management's Use of Estimates

        An accounting policy is considered to be significant if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of certain accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. The following represent significant accounting policies requiring the use of estimates:

  •
  Allowance for Doubtful Accounts;

  •
  Inventories;

  •
  Manufacturer Rebates;

  •
  Revenue Recognition / Contractual Allowances; and

  •
  Long-lived Asset Impairments.

        Senior management has reviewed these significant accounting policies and estimates with the Company's audit committee. During the current quarter, there were no material changes made to the estimates or methods by which estimates are derived with regard to the significant accounting policies of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies" for more detail regarding the Company's significant accounting policies.

  Cost of Revenues

        Costs of revenues include the net product costs of pharmaceuticals sold and direct charges attributable to providing revenue-generating services. This presentation is applicable to NeighborCare, Inc. as all of the revenues generated from operations are derived from pharmacy services. This presentation was not applicable in periods prior to the spin-off as the revenues from operations were inclusive of both pharmacy and inpatient services and a gross profit presentation was not indicative of the Company's gross margin. As such, prior periods have been reclassified to reflect this presentation.

  Stock Option Accounting

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148). SFAS 148 amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 148, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income (loss) available to common shareholders would have been changed to the pro forma amounts indicated below (in thousands):

	Three months ended
	December 31, 2003	December 31, 2002
Net income (loss) available to common shareholders—as reported	$(5,714)	$11,937
Add stock-based compensation expense included in net income (loss) as reported, net of tax effect	126	240
Deduct stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effect	(2,049)	(907)

Net income (loss) available to common shareholders—pro forma	$(7,637)	$11,270

Earnings per share:
Basic—as reported	$(0.14)	$0.29
Basic—pro forma	(0.19)	0.27
Diluted—as reported	(0.14)	0.29
Diluted—pro forma	(0.19)	0.27

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

3.    Discontinued Operations

        Effective December 1, 2003, NeighborCare completed its plan of disposition for GHC through a distribution of GHC common stock to NeighborCare's shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described in note 1.

        In the normal course of business, NeighborCare evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. On September 30, 2001, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal

of Long-Lived Assets" (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale or distribution, are removed from the results of continuing operations. The results of operations in both the current and prior year periods are classified as discontinued operations in the unaudited condensed consolidated statements of operations.

        The following table sets forth the components of income from discontinued operations for the current quarter compared to the same period last year (in thousands):

	Three months ended
	December 31, 2003	December 31, 2002
Net revenues of GHC	$250,927	$372,407
Net operating income of GHC	16,450	23,325
Net operating loss of other units	—	(1,012)
Income from discontinued operations before interest and taxes	16,450	22,313

Interest expense allocation	2,467	5,267
Income tax expense	5,548	3,312

Net income from discontinued operations	$8,435	$13,734

        Consolidated interest expense has been allocated to discontinued operations based on the ratio of net assets of GHC to consolidated net assets of the Company. Discontinued operations have not been segregated in the consolidated statements of cash flows.

4.    Strategic Planning, Severance and Other Operating Items

        NeighborCare has incurred costs that are directly attributable to the Company's transforming to a pharmacy-based business and certain of its short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as "Strategic planning, severance and other operating items." A summary of these costs for the three months ended December 31, 2003 follows (in thousands):

		Three Months Ended December 31, 2003
	Accrued at September 30, 2003	Provision	Paid	Non- Cash	Accrued at December 31, 2003
Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$9,760	$1,000	$833	$8,927
Strategic planning and other items	2,160	30,904	12,955	6,112	13,997

Total	$3,160	$40,664	$13,955	$6,945	$22,924

        Strategic planning, severance and other operating items for the three months ended December 31, 2003 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $17.4 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $8.8 million; and costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate the Company's commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million. Amounts accrued as of December 31, 2003 are expected to be paid during the second quarter of fiscal 2004.

        Strategic planning, severance and other operating items for the three months ended December 31, 2002 are primarily attributable to the Company entering into a termination and settlement agreement with Omnicare, Inc. whereby the Company agreed to terminate a merger agreement it had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services. Pursuant to the termination and settlement agreement, the Company agreed to terminate the merger agreement with NCS and Omnicare agreed to pay the Company a $22.0 million break-up fee. On December 16, 2002, the Company terminated the merger agreement. The Company recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. The Company collected $6.0 million of the break-up fee in December 2002, with the remaining $16.0 million received in January 2003. The net gain was offset by severance and related costs associated with the resignation of Richard R. Howard, the Company's former vice-chairman, of approximately $4.8 million. The remaining $1.5 million of strategic planning and other operating items for the period primarily relate to consulting and other professional fees.

5.    Long-Term Debt

        Long-term debt at December 31, 2003 and September 30, 2003 consists of the following (in thousands):

	December 31, 2003	September 30, 2003
Secured debt
Senior Credit Facility
Term Loan	$—	$246,875
Delayed Draw Term Loan	—	68,162

Total Senior Credit Facility	—	315,037
Senior Secured Notes	—	240,176
Senior Subordinated Notes due 2013	250,000	—
Capital leases and other secured debt	8,632	56,406

Total debt	258,632	611,619
Less:
Current installments of capital leases and other secured debt	(4,300)	(20,135)

Long-term debt	$254,332	$591,484

        During the quarter ended December 31, 2003, the Company repaid substantially all of its existing long-term debt using available cash and the proceeds of the Company's $250 million senior subordinated notes offering and GHC's $225 million senior subordinated notes offering.

6.    Guarantor Subsidiaries and Condensed Consolidated Financial Statements

        The Company's $250 million senior subordinated notes due 2013 as previously discussed are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of the Company (Guarantors). Those subsidiaries who do not guarantee the notes consist of the joint ventures in which NeighborCare has a greater than 50% share in the equity and earnings thereof and GHC (Non-Guarantors). Separate financial statements of the guarantor subsidiaries have not been prepared because management believes it would not be material to investors. The following tables present the condensed consolidating financial statements of NeighborCare, Inc. (Parent), the guarantor subsidiaries and the non-guarantor subsidiaries:

Consolidating Balance Sheets
December 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$133,584	$165,769	$18,129	$(110,796)	$206,686
Other current assets	123,832	66,920	9,911	—	200,663
Property, plant and equipment, net	14,863	51,303	7,919	—	74,085
Investment in subsidiaries	23,579	1,151	—	(24,288)	442
Goodwill	330,975	1,509	2,258	—	334,742
Other long-term assets	27,225	3,696	82	—	31,003

	$654,058	$290,348	$38,299	$(135,084)	$847,621

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$24,375	$186,379	$4,619	$(110,796)	$104,577
Current portion of long-term debt	4,263	—	37	—	4,300
Long-term debt less current portion	252,697	321	1,314	—	254,332
Other non-current liabilities	32,035	—	—	—	32,035
Shareholders' equity	340,688	103,648	32,329	(24,288)	452,377

	$654,058	$290,348	$38,299	$(135,084)	$847,621

Consolidating Balance Sheets
September 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$777,592	$155,782	$213,111	$(779,599)	$366,886
Other current assets	186,884	61,069	70,758	—	318,711
Property, plant and equipment, net	14,687	51,682	685,627	—	751,996
Investment in subsidiaries	25,435	1,088	10,058	(27,759)	8,822
Goodwill	330,975	1,509	5,211	—	337,695
Other long-term assets	64,300	3,604	86,715	—	154,619

	$1,399,873	$274,734	$1,071,480	$(807,358)	$1,938,729

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$29,786	$117,386	$851,232	$(779,599)	$218,805
Current portion of long-term debt	18,069	—	2,066	—	20,135
Long-term debt less current portion	545,224	340	45,920	—	591,484
Other non-current liabilities	152,918	9,856	29,368	—	192,142
Shareholders' equity	653,876	147,152	142,894	(27,759)	916,163

	$1,399,873	$274,734	$1,071,480	$(807,358)	$1,938,729

Consolidating Statements of Operations
Three months ended
December 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$246	$301,805	$36,343	$338,394
Cost of revenues	—	234,848	27,119	261,967
Gross profit	246	66,957	9,224	76,427
Operating Expenses	54,451	37,672	5,582	97,705
Interest expense, net	5,545	51	58	5,654
Other expense (income)	1,253	(162)	—	1,091

Income before income taxes	(61,003)	29,396	3,584	(28,023)
Income tax provision (benefit)	(13,877)	3	—	(13,874)
Income from discontinued operations	8,435	—	—	8,435

Net income (loss)	$(38,691)	$29,393	$3,584	$(5,714)

Consolidating Statements of Operations
Three months ended
December 31, 2002
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$24	$264,786	$32,294	$297,104
Cost of revenues	—	207,036	23,527	230,563

Gross profit	24	57,750	8,767	66,541
Operating Expenses	16,189	36,423	4,847	57,459
Interest expense, net	3,823	(198)	49	3,674
Other expense (income)	1,167	(128)	—	1,039

Income before income taxes	(21,155)	21,653	3,871	4,369
Income tax provision (benefit)	5,135	348	—	5,483
Income from discontinued operations	13,734	—	—	13,734

Net income	(12,556)	21,305	3,871	12,620

Consolidating Statements of Cash Flows
Three months ended
December 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	$(12,501)	$32,575	$6,874	$26,948
Cash flow from investing activities	(4,520)	(3,899)	(34,632)	(43,051)
Cash flow from financing activities	(33,258)	(19)	9,415	(23,862)

Consolidating Statements of Cash Flows
Three months ended
December 31, 2002
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	$(19,120)	$30,307	$1,822	$13,009
Cash flow from investing activities	(3,951)	(1,960)	(19,585)	(25,496)
Cash flow from financing activities	(40,999)	(20)	(350)	(41,369)

7.    Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the three month periods ended December 31, 2003 and 2002 (in thousands, except per share data):

	Three months ended
	December 31, 2003	December 31, 2002
Earnings (loss) used in computation:
Income (loss) from continuing operations	$(14,149)	$(1,797)
Income from discontinued operations	8,435	13,734
Net income (loss) available to common shareholders	(5,714)	11,937
Shares used in computation:
Weighted average shares outstanding—basic and diluted	40,397	41,458
Per common share data:
Basic and diluted:
Income (loss) from continuing operations	$(0.35)	$(0.04)
Income from discontinued operations	0.21	0.33
Net income (loss) available to common shareholders	(0.14)	0.29

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

        Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and also the assumed conversion of preferred stock. For the three months ended December 31, 2003 and 2002, basic and diluted shares outstanding are the same because the Company reported a net loss from continuing operations for the periods; thus, the effect of including the additional shares from such assumed exercise and conversion would be anti-dilutive.

8.    Segment Information

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

        The "Corporate and Other" category of operations represents operating information of business units below the prescribed quantitative thresholds under the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Revenues from these business units are primarily derived from the Company's community-based professional pharmacy business, home infusion, respiratory and medical equipment business and long-term care group purchasing business (Tidewater). The "Corporate and Other" category also consists of the Company's corporate general and administrative function, for which there is generally no revenue generated.

        This approach to segment reporting is consistent with the Company's internal financial reporting and the information used by the chief operating decision makers regarding the performance of the reportable and non-reportable segments. The accounting policies of the segments are the same as those of the consolidated organization.

	Institutional Pharmacy	Corporate and Other	Consolidated
	(in thousands)
Three months ended December 31, 2003
Net revenues	$281,792	$56,602	$338,394
Gross profit	58,114	18,313	76,427
Operating income (loss)	26,573	(47,851)	(21,278)
Three months ended December 31, 2002
Net revenues	$238,117	$58,987	$297,104
Gross profit	47,827	18,714	66,541
Operating income (loss)	17,682	(8,600)	9,082
Total assets as of
December 31, 2003	$243,253	$604,368	$847,621
September 30, 2003	192,149	1,746,580	1,938,729

        A reconciliation of consolidated operating income to consolidated income from continuing operations:

	Three months ended December 31,
	2003	2002
Consolidated operating income	$(21,278)	$9,082
Interest expense, net	5,654	3,674
Other expense	1,091	1,039
Income tax provision (benefit)	(13,874)	5,483

Income from continuing operations	$(14,149)	$(1,114)

9.    Guarantees

        In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. As of December 31, 2003, the Company had guaranty obligations related to various leases and subleases entered into by GHC, the former inpatient services business of NeighborCare. These obligations remained with NeighborCare following the spin-off and were not assigned under the separation and distribution agreement. The guarantees secure the payment of annual rents due to lessors for various long-term care facilities and specialized nursing centers. The nature of the guarantees only require cash payment in the event of default by GHC and does not guarantee residual values of the leased properties. The majority of the guarantees have been indemnified by GHC as of the date of the spin-off. Remaining annual rents for the guaranteed leases and subleases not indemnified by GHC aggregate $4.2 million annually through March 2, 2009.

10.    Derivative Financial Instruments

        The Company follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." The Company utilizes derivative financial instruments, such as interest rate swaps and caps, to manage changes in market conditions related to debt obligations. As a component of interest expense, the Company recorded $0.8 million and $1 million of net interest expense in the quarters ended December 31, 2003 and 2002, respectively, for the variable interest rate swaps and amortization of the rate cap.

        In connection with the spin-off and the repayment of senior indebtedness, the Company transferred its $75 million interest rate cap to GHC and terminated its $75 million and $125 million interest rate swaps that were to expire September 13, 2005 and 2007, respectively. As a result of the terminations, the Company recognized a charge of approximately $3.6 million that is recorded as a component of "Strategic planning, severance and other operating items."

11.    Income Taxes

        The Company's provision (benefit) for income taxes from continuing operations for the three months ended December 31, 2003 and 2002 was $(13.9) million and $5.5 million, respectively. The income tax benefit of any NOL carryforward utilization will be applied first as a reduction to goodwill and, thereafter, as a direct addition to paid in capital, pursuant to Statement of Position (SOP) No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," at such time it is assured.

12.    Preferred Stock Conversion

        Effective December 16, 2003, the Company's board of directors exercised its option for mandatory conversion of the Series A preferred stock, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of NeighborCare, Inc. common stock pursuant to the terms of the Company's amended and restated articles of incorporation, as amended. Prior to December 16, 2003, 38,377 shares of Series A preferred stock were voluntarily converted into

293,643 shares of the Company's common stock. The Series A preferred stock is reflected in the September 30, 2003 balance sheet under redeemable preferred stock.

13.    Changes in Shareholders' Equity

        The rollforward of shareholders' equity is as follows (in thousands):

Balance at September 30, 2003	$916,163
Conversion of Preferred Stock	46,831
Distribution to shareholders of common stock of GHC	(509,318)
Other	4,415
Net loss	(5,714)

Balance at December 31, 2003	452,377

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        NeighborCare, Inc. (formerly named Genesis Health Ventures, Inc.) was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "NeighborCare," the "Company," "we," "our" or "us" refers to NeighborCare, Inc. and its subsidiaries and "GHC" refers to Genesis HealthCare Corporation together with its subsidiaries.

        We are the third largest provider of institutional pharmacy services in the United States. As of December 31, 2003, we provided pharmacy services for approximately 250,000 beds in long-term care facilities in 32 states and the District of Columbia. Our pharmacy operations consist of 64 institutional pharmacies (five are jointly-owned), 33 community-based professional retail pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers' facilities and serve only customers of that facility. In addition, we operate 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

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

        We also own and operate Tidewater Healthcare Shared Services Group, Inc., or "Tidewater," one of the largest long-term care group purchasing companies in the country. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities.

        On December 1, 2003, we completed the distribution, or the "spin-off," of the common stock of GHC, previously reported as our inpatient services division. On December 2, 2003, we changed our name to NeighborCare, Inc. The spin-off was effected by way of a pro rata tax-free distribution of the common stock of GHC to holders of our common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of our common stock owned as of October 15, 2003. On November 4, 2003, in anticipation of the spin-off, we refinanced all of our remaining long-term debt through the issuance of $250 million aggregate principal amount of our 6.875% senior subordinated notes due 2013 and through proceeds received from GHC in accordance with its issuance in October 2003 of $225 million aggregate principal amount of 8% senior subordinated notes due 2013.

Certain Transactions and Events

  Spin-off and Discontinued Operations of GHC

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

        The following tables set forth the components of net income (loss) from discontinued operations for the three months ended December 31, 2003 compared to the same period last year (in thousands):

	Three Months ended December 31,
	2003	2002
Net revenues of GHC	$250,927	$372,407
Net operating income of GHC	16,450	23,325
Net operating loss of other units	—	(1,012)

Income from discontinued operations before interest and taxes	16,450	22,313
Interest expense allocation	2,467	5,267
Income tax expense	5,548	3,312

Net income from discontinued operations	$8,435	$13,734

        In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead charges that were incurred for the benefit of both our continuing operations and the spun-off operations of GHC that are now included in the continuing operations of our Company. Therefore, our operating results for the periods presented do not necessarily reflect the actual operating expenses of our continuing pharmacy operations.

  Change in Strategic Direction and Objectives

        Since our inception, our principal business plan was to build networks of skilled nursing and assisted living centers in concentrated geographic markets and broaden our array of higher margin specialty medical services; principally institutional pharmacy and rehabilitation services. By offering a broad array of services, we sought to create an integrated delivery system connecting our eldercare centers and ancillary service capabilities to hospitals, physicians, managed care plans and other providers in a seamless delivery network. Through acquisitions of both eldercare facilities and pharmacy operations in the 1990's, we fulfilled our stated business plan and operated under the mission to "redefine how eldercare is delivered."

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

        After the short-term objectives of the board of directors were achieved, we continued to evaluate strategic alternatives to enhance shareholder value and improve market performance. Such evaluations led to exploration of separating our business into two distinct businesses. In late 2002, the board of directors retained independent consultants to evaluate the impact of potentially separating the pharmacy business and the eldercare business by way of a spin-off. By February 2003, the board of directors approved a plan to spin-off the inpatient services segment into a separate legal operating entity under the name Genesis HealthCare Corporation.

  Strategic Planning, Severance and Other Operating Items

        We have incurred costs that are directly attributable to the transformation to a pharmacy-based business and certain of our short-term strategic objectives. These costs are expected to continue for the foreseeable future and are segregated in the unaudited condensed consolidated statements of operations as "Strategic planning, severance and other operating items." A summary of these costs as of December 31, 2003 follows (in thousands):

  Three Months Ended December 31, 2003

		Three Months Ended December 31, 2003
	Accrued at September 30, 2003				Accrued at December 31, 2003
		Provision	Paid	Non-Cash
Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$9,760	$1,000	$833	$8,927
Strategic planning and other items	2,160	30,904	12,955	6,112	13,997

Total	$3,160	$40,664	$13,955	$6,945	$22,924

        Strategic planning, severance and other operating items for the three months ended December 31, 2003 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $17.4 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $8.8 million; and costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate our commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million. Amounts accrued as of December 31, 2003 are expected to be paid during the second and third quarters of fiscal 2004.

        Strategic planning, severance and other operating items for the three months ended December 31, 2002 are primarily attributable to us entering into a termination and settlement agreement with

Omnicare, Inc. whereby we agreed to terminate a merger agreement we had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services. Pursuant to the termination and settlement agreement dated December 15, 2002, we agreed to terminate the merger agreement with NCS and Omnicare agreed to pay us a $22.0 million break-up fee. On December 16, 2002, we terminated the merger agreement and we and Omnicare each agreed to release the other from any claims arising from the merger agreement and not to commence any action against one another in connection therewith. We recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. The net gain was offset by severance and related costs associated with the resignation of Richard R. Howard, our former vice chairman, of approximately $4.8 million. The remaining $1.5 million of strategic planning and other operating items for the period primarily relate to consulting and other professional fees.

  Agreements with GHC

  Tax Sharing Agreement

        For periods prior to the spin-off, GHC will be included in our U.S. federal consolidated income tax group, and GHC's tax liability thus will be included in our and our subsidiaries' consolidated federal income tax liability. GHC also will be included with us or certain of our subsidiaries in consolidated, combined or unitary income tax groups for state and local tax purposes for periods prior to the spin-off.

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

        GHC generally may not (i) take or fail to take any action that would cause any representations, information or covenants in the spin-off documents or documents relating to the private letter ruling request to be untrue, (ii) take or fail to take any action that would cause the spin-off to lose its tax-free status, (iii) sell, issue, redeem or otherwise acquire its equity securities for a period of two years following the spin-off, except in certain specified transactions, and (iv) sell or otherwise dispose of a substantial portion of its assets, liquidate, merge or consolidate with any other person for a period of two years following the spin-off. During that two-year period, GHC may take certain actions prohibited by the covenants if, for example, we obtain a supplemental private letter ruling or an unqualified opinion of counsel to the effect that these actions will not affect the tax-free nature of the spin-off, in each case satisfactory to us in our sole and absolute discretion. Notwithstanding the receipt of any such private letter ruling or opinion, GHC must indemnify us for any taxes and related losses resulting from (i) any act or failure to act described in the covenants above, (ii) any acquisition of GHC's equity securities or assets (or equity securities or assets of any member of GHC's group) and (iii) any breach by GHC or any member of GHC's group of certain representations in the spin-off documents or the documents relating to the private letter ruling.

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

  Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services

        GHC and our subsidiary NeighborCare Pharmacy Services, Inc., or "NCPS," entered into a master agreement for pharmacy, pharmacy consulting and related products and services, referred to as the "pharmacy services agreement." The pharmacy services agreement has an initial term of ten years, plus a renewal term of five years if NCPS matches third-party bids for comparable services. The pharmacy services agreement provides the terms and conditions on which NCPS and its affiliates provide pharmacy, pharmacy consulting and medical supply products and services to all long-term care facilities owned or leased by GHC and its affiliates. These services include the provision of all of the needed prescription and non-prescription medications, pharmacy consulting services, Medicare Part B supplies and services, Medicare Part B claim filing services, enteral nutrition products, durable and disposable medical supplies and equipment, and related services as required by applicable law and as reasonably requested by each facility. The agreement imposes restrictions on GHC's ability to purchase pharmaceutical products and supplies from other suppliers.

        Each of GHC's eldercare facilities entered into an individual services agreement with NCPS that reflects the terms of the pharmacy services agreement. The individual services agreements govern the terms under which pharmacy, pharmacy consulting and medical supply products and services will be provided to each eldercare facility by NCPS.

        Pricing under the pharmacy services agreement is at pre-negotiated prices or formulas consistent with market pricing for the applicable services and are set forth in the individual service agreements. NCPS has the right to adjust prices, other than those that are determined by formula, not more than once per year to account for increases in its costs in providing the services (including inflation). GHC is eligible for a pricing reduction at specified percentages for certain specified products and services if and so long as the aggregate number of skilled nursing facility beds served by NCPS increases to specified targets over a baseline amount. In addition, GHC and NCPS will negotiate in good faith to enter into arrangements whereby GHC will contract directly with certain manufacturers of enteral nutrition products, durable medical equipment and other non-pharmaceutical products historically purchased from NCPS to receive "end user pricing," and NCPS will distribute enteral nutrition products and durable medical equipment to GHC's facilities for a fee priced at the fair market value of such distribution services. In addition, after five years, pricing may be reset depending upon NCPS's pricing to its other customers of similar size.

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

        The pharmacy services agreement provides that GHC will not compete with NCPS or solicit NCPS's employees or customers until 2015 or, if later, two years following termination of the pharmacy services agreement.

        Either party may assign the pharmacy services agreement, or any individual services agreement, upon receipt of written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but NCPS may assign its interest without GHC's consent to an affiliate, joint venture or a provider whose service and/or quality levels are at least comparable to those currently provided by NCPS.

  Tidewater Membership Agreement

        The Tidewater membership agreement, referred to as the "Tidewater agreement," provides group purchasing and shared service programs to skilled nursing facilities and assisted living facilities operated by GHC. Under the Tidewater agreement, GHC engaged Tidewater, our wholly-owned group purchasing subsidiary, as an independent group purchasing organization, and Tidewater will grant to GHC access to its vendor contracts. The initial term of the Tidewater agreement is ten years. GHC will not make any payments to us under the Tidewater agreement. Instead, Tidewater will receive administrative fees from various suppliers. Such fees are based on a percentage of the volume of purchases made by all of Tidewater's members, including GHC. GHC will remain directly responsible to vendors for purchases through the Tidewater agreement. The Tidewater agreement obligates GHC to purchase certain minimum amounts; however, GHC may be a member of other group purchasing organizations. GHC may earn financial incentives, such as fee sharing, for meeting certain purchasing volumes under the Tidewater agreement.

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

        Except as otherwise provided herein, all liabilities relating to employee benefits incurred by or on behalf of either company's employees or their covered dependents on or before the date of the spin-off remain our liabilities. Liabilities and assets were transferred from our retirement plan to a comparable plan to be established by GHC. Similarly, liabilities and assets were transferred from our union retirement savings plan, the sponsorship of which was assumed by GHC. Liabilities under our deferred compensation plan (a non-qualified plan) and assets relating to such plan held in a rabbi trust were transferred to a comparable plan and trust established by GHC. In the event that we or GHC elect to contribute the full matching amount due to participants covered under each company's respective plan and entitled to a match at the end of the 2003 plan year, each company will reimburse the other for 50% of the amount contributed with respect to specified employees who are transferred between companies in connection with the spin-off. A similar arrangement applies with respect to bonus amounts due for the 2003 fiscal year. In general, all liabilities relating to workers' compensation claims incurred by or on behalf of either company's employees on or before December 1, 2003, the date of the spin-off, remained liabilities of GHC.

        To avoid the administrative inconvenience and expense that would have resulted from our having to establish separate health and welfare plans and flexible benefit plans for the remainder of the calendar year, during the period beginning immediately following the spin-off and ending on December 31, 2003, current and former employees of GHC remained covered under our existing health and welfare plans and flexible benefit plans. GHC reimbursed us for all expenses we incurred as a result of this arrangement. As of January 1, 2004, current and former employees of ours and GHC are covered under their own health insurance plans.

  Pharmacy Benefit Management (CareCard) Agreement

        GHC and our subsidiary, CareCard, Inc., entered into a pharmacy benefit management agreement, referred to as the "CareCard agreement." The CareCard agreement sets forth the agreements between GHC and CareCard relating to the provision of services to GHC by our "CareCard" business. The term of the CareCard agreement expires on December 31, 2004. Under the CareCard agreement, CareCard provides pharmacy benefit management services to GHC and access to retail and mail pharmacy services. GHC agreed to enroll all of its employees participating in a GHC self-insured health plan in the CareCard program. The CareCard agreement may be assigned by either party upon receipt of the written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but CareCard may assign its interest without GHC's consent to a provider whose service and/or quality levels are at least comparable to those currently provided by CareCard.

  Master Agreement for Specialty Beds and Oxygen Concentrators

        The master agreement for specialty beds and oxygen concentrators, referred to as the "durable medical equipment agreement," sets forth the agreements between GHC and NCPS relating to the provision of certain equipment and related services to GHC's skilled nursing and assisted living facilities. The durable medical equipment agreement provides for an initial five-year term with one-year automatic renewals (unless terminated upon 90 days' notice prior to the expiration of the then-current term). Under the durable medical equipment agreement, NCPS agreed to provide GHC's facilities with durable medical equipment (specialty beds and oxygen concentrators), equipment maintenance and warehousing of equipment at prices set forth in the durable medical equipment agreement. The durable medical equipment agreement provides that, except as otherwise required by law, NCPS will be the exclusive provider of specialty beds and oxygen concentrators to the contracting facilities. Either party may assign the agreement upon receipt of the written consent of the other (which consent may not be unreasonably withheld, conditioned or delayed), but NCPS may assign its interest without GHC's consent to a provider whose service and/or quality levels are at least comparable to those currently provided by NCPS.

Laws Affecting Revenues

        The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), or "Medicare," is a federally funded and administered health insurance program for individuals aged 65 and over or for certain individuals who are disabled. The Medicare program consists of three parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers; and (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare+Choice or Medicare Part C. Pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the "Medicare Modernization Act," passed by Congress on November 25, 2003 and signed into law by the President on December 8, 2003, the Medicare+Choice program will be subsumed into a new Medicare supplemental product called

Medicare Advantage by 2006. Under Medicare Part B, we are entitled to payment for products that replace a bodily function (i.e., ostomy supplies), home medical equipment and supplies and a limited number of specifically designated prescription drugs. The Medicare program is currently administered by fiscal intermediaries (for Medicare Part A and some Medicare Part B services) and carriers (for Medicare Part B) under the direction of the Centers for Medicare and Medicaid Services, or CMS, the Medicare and Medicaid oversight division of the United States Department of Health and Human Services, or "DHHS."

        Medicaid (Title XIX of the Social Security Act) is a federal-state matching fund program, whereby the federal government, under a needs-based formula, matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payments, up to established limits, at rates determined in accordance with each state's regulations. The federal Medicaid statute specifies a variety of requirements that the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration. For patients eligible for Medicaid, we bill the individual state Medicaid program or, in certain circumstances, the state designated managed care or other similar organizations. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by the Centers for Medicare and Medicaid Services and applicable federal law. Federal regulations and the regulations of certain states establish "upper limits" for reimbursement for certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Most states establish a fixed dispensing fee that is adjusted to reflect associated costs on an annual or less frequent basis. The payment methodology for certain forms of prescription drugs and biologicals reimbursed under the Medicaid program may be subject to changes under the Medicare Modernization Act.

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

        The recently enacted Medicare Modernization Act may have a significant impact on our business or the business of our primary customers, nursing facilities. Specifically, the Medicare Modernization Act increases payments to nursing facilities to cover the high costs of care associated with treatment for AIDS patients, subject to applicable sunsets, while potentially reducing payments for certain outpatient pharmaceutical drugs and biologicals currently reimbursed under the "average wholesale price" methodology. The legislation shifts the payment methodology from average wholesale price to "average sales price." DHHS will have the authority to adjust payment rates where the average sales price does not reflect widely available market prices. In addition, the legislation will have a significant impact on reimbursement rates for durable medical equipment by freezing durable medical equipment rates from 2004 through 2006. DHHS will have the authority to adjust rates for the top five most widely used durable medical equipment codes to reflect reimbursement rates paid under the Federal Employee Health Benefit Plan. The Medicare Modernization Act also provides for increased federal resources being available for prescription drug benefits coverage in 2006. Finally, the Medicare Modernization Act authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for Medicare beneficiaries between 2004 and 2006.

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

        Prior to the Medicare Modernization Act, reimbursement for certain products covered under Medicare Part B was limited to 95% of the "average wholesale price." The move to a prospective payment system under the Balanced Budget Act of 1997 made pricing a more important consideration in the selection of pharmacy providers.

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

        We belong, with other leading multi-state institutional pharmacy companies, to the Alliance for Long Term Care Pharmacy, or "LTCPA," an industry trade group established to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and the District of Columbia. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in a number of instances, but given the budgetary concerns of both federal and state governments, there can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

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

Results of Operations

  Factors Affecting Comparability of Financial Information

        When comparing results for the three months ended December 31, 2003 to the results for the same period in the prior year, it is important to note that the prior year results include shared overhead costs. In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead charges that, in compliance with GAAP, could not be allocated to discontinued operations. See "—Certain Transactions and Events—Spin-off and Discontinued Operations of GHC." Additionally, consolidated net revenues do not include the intersegment revenue between us and GHC prior, and up to, the spin-off.

  Reasons for Non-GAAP Financial Disclosure

        The following discussion contains non-GAAP financial measures. For purposes of SEC Regulation G, a non-GAAP financial measure is a numerical measure of a registrant's historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable financial measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows (or equivalent statements) of the registrant; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable financial measure so calculated and presented. In this regard, GAAP refers to generally accepted accounting principles in the United States of America. Pursuant to the requirements of Regulation G, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

        EBITDA is a non-GAAP financial measure that is presented in the following discussion. Our management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business as well as for evaluating our capacity to incur and service debt, fund capital expenditures and expand our business. We use EBITDA primarily as a performance measure, and believe that the GAAP financial measure most directly comparable to EBITDA is net income. We also use EBITDA in our annual budgeting process. We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors' historical operating performance.

        Although we use EBITDA as a financial measure to assess the performance of our business, as well as the employees responsible for operating our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our unconsolidated affiliates and the operating results of our discontinued businesses. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance or financial condition could draw an incomplete or misleading conclusion regarding our financial performance or condition. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of such performance. EBITDA should be considered in addition to, and not as a substitute for, or superior to, the comparable GAAP financial measure or an indicator of operating performance.

        We define EBITDA as earnings from continuing operations before preferred stock dividends, equity in net income (loss) of unconsolidated affiliates, minority interests, interest, taxes, depreciation and amortization. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income or cash flow from operations, as defined by GAAP.

	Three Months Ended December 31,
	2003	2002
Statement of Operations Data:
Net revenues	$338,394	$297,104
Gross profit	76,427	66,541
Income (loss) from continuing operations	(14,149)	(1,114)
Income (loss) from discontinued operations, net of taxes	8,435	13,734
Net income (loss)	(5,714)	12,620
Preferred stock dividends	—	683
Net income (loss) available to common shareholders	(5,714)	11,937
Income (loss) from continuing operations	$(0.35)	$(0.04)
Income (loss) from discontinued operations, net	0.21	0.33
Net income (loss) available to common shareholders	(0.14)	0.29
Weighted average shares outstanding—income (loss) from continuing operations and discontinued operations	40,397	41,458
Weighted average shares outstanding—income (loss) available to common shareholders	40,397	41,458
Other Data:
Gross Profit	$76,427	$66,541
Gross Profit %	22.6%	22.4%
EBITDA(1)	$(15,034)	$16,854
EBITDA %	(4.4)%	5.7%

(1)
The following tables reconcile EBITDA to our net income (loss) available to common shareholders and our consolidating operating income by segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Reasons for Non-GAAP Financial Disclosure."

	Three Months Ended
	December 31, 2003	December 31, 2002
Net income (loss) available to common shareholders	$(5,714)	$11,937
Subtract:
Income (loss) from discontinued operations, net of taxes	(8,435)	(13,734)
Add back:
Preferred dividends	—	683
Minority interest and equity in income of unconsolidated affiliates	1,091	1,039
Income tax provision (benefit)	(13,874)	5,483
Interest expense, net	5,654	3,674
Depreciation and amortization	6,244	7,772

EBITDA	$(15,034)	$16,854

	Three Months Ended December 31, 2003
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$26,573	$(47,851)	$(21,278)
Add back:
Depreciation and amortization	3,068	3,176	6,244

EBITDA	$29,641	$(44,675)	$(15,034)

	Three Months Ended December 31, 2002
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$17,683	$(8,601)	$9,082
Add back:
Depreciation and amortization	3,014	4,758	7,772

EBITDA	$20,697	$(3,843)	$16,854

  Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

  Consolidated Overview

        Net loss available to common shareholders for the three months ended December 31, 2003 was $5.7 million compared to net income available to common shareholders of $11.9 million for the same period of the prior year. The decline in net income is primarily attributed to strategic planning, severance and other operating items of $40.7 million incurred principally as a result of the spin-off of GHC. In the same period of the prior year, a net gain of $3.9 million was recorded in strategic planning, severance and other operating items. The decline in net income available to common shareholders was partially offset by an income tax benefit of $13.9 million in the three months ended December 31, 2003 compared to an income tax provision recorded of $5.5 million in the same period of the prior year and an improvement in gross profit of $9.9 million in the three months ended December 31, 2003 when compared to the same period of the prior year.

        EBITDA loss for the three months ended December 31, 2003 was $15.0 million compared to EBITDA income of $16.9 million in the same period of the prior year. The decrease in EBITDA is primarily attributable to strategic planning, severance and other operating items of $40.7 million incurred principally as a result of the spin-off of the inpatient services division. In the same period of the prior year, a net gain of $3.9 million was recorded in strategic planning, severance and other operating items. This was partially offset by an improvement in gross profit of $9.9 million in the three months ended December 31, 2003 when compared to the same period of the prior year.

        For the three months ended December 31, 2003, revenues were $338.4 million, an increase of $41.3 million, or 13.9%, over the same period in the prior year. This growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $43.7 million, or 18.3% over the same period in the prior year due to favorable changes in bed mix, higher patient acuity and drug price inflation. Net revenues do not include intersegment revenues with GHC prior to the spin-off of $13.0 million and $20.1 million for the three months ended December 31, 2003 and 2002, respectively.

        Cost of revenues increased by approximately $31.4 million, or 13.6%, for the three months ended December 31, 2003 to $262.0 million from $230.6 million. Of this growth, $32.0 million was attributed to revenue volume growth. As a percentage of net revenues, cost of revenues was 77.4% for the three months ended December 31, 2003 compared to 77.6% for the same period in the prior year. This decrease in cost of revenues as a percentage of revenue is primarily attributed to reduced labor costs as a result of process improvement initiatives. The gross profits presented do not include gross profit on intersegment revenues from GHC prior to the spin-off of $2.9 million and $4.1 million for the three months ended December 31, 2003 and 2002, respectively. The impact of these gross profits is included in discontinued operations.

        Selling, general and administrative expenses decreased $2.8 million, or 5.2%, for the three months ended December 31, 2003 to $50.8 million compared to $53.6 million in the same period of the prior year. Overhead for the three months ended December 31, 2002 includes shared overhead costs allocable to GHC using a methodology based on relative revenue or expense of the continuing and discontinued operations in the amount of approximately $7.7 million that, in accordance with SFAS 144, could not be allocated to discontinued operations. Depreciation and amortization expense for the three months ended December 31, 2003 was approximately $6.2 million compared with $7.8 million in the three months ended December 31, 2002. Approximately $1.0 million of this decrease is due to a reduction in amortization of intangible assets.

        For the three months ended December 31, 2003, we recognized $40.7 million in strategic planning, severance and other operating items. These costs include legal, professional and other fees incurred to complete the spin-off transaction of $17.4 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $8.8 million; and costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million. For more information, see "—Certain Transactions and Events—Strategic Planning, Severance and Other Operating Items."

        Interest expense increased by approximately $2.0 million for the three months ended December 31, 2003 to $5.7 million compared to $3.7 million in the same period of the prior year. Interest expense on shared corporate debt prior to the spin-off was allocated on the basis of the net assets of the continuing operations and the discontinued segment.

        Other expense was $1.1 million for the three months ended December 31, 2003 and $1.0 million for the same period in the prior year. Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners' share of the joint ventures' operating profit.

        Net income from the discontinued operations of GHC decreased $5.3 million, or 38.6% for the three months ended December 31, 2003 compared to the same period in prior year. The principal factor driving the decrease relates to the inclusion of only two months of GHC results prior to the spin-off in our consolidated results compared to three months in the prior year. This decrease is offset by the inclusion of net operating losses of other discontinued segments of $1.0 million included in the prior year income from discontinued operations.

        Preferred stock dividend requirements were relieved in the first quarter of fiscal 2004 due to the mandatory conversion of all outstanding and unconverted preferred shares as of December 16, 2003. The decrease of $0.7 million is solely due to the mandatory conversion of the preferred stock during the quarter.

  Segment Results

        NeighborCare's operating segments include institutional pharmacy and corporate and other.

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

        Institutional pharmacy revenue increased $43.7 million, or 18.3%, to $281.8 million for the three months ended December 31, 2003 compared to $238.1 million in the same period in the prior year. The increase is primarily attributed to an increase in the number of beds served as well as favorable changes in the bed mix, higher patient acuity and drug price inflation. These factors have resulted in higher revenue per bed when comparing the three months ended December 31, 2003 to the three months ended December 31, 2002. Average monthly revenue per bed per month during the quarter ended December 31, 2003 was $410 compared to $370 in the same period of the prior year.

        Operating income of the institutional pharmacy segment increased $8.9 million, or 50.3%, to $26.6 million in the three months ended December 31, 2003 from $17.7 million for the same period in the prior year. Operating margin increased to 9.4% from 7.4% for the same period. EBITDA of the institutional pharmacy segment increased $8.9 million, or 43.0%, to $29.6 million in the three months ended December 31, 2003 from $20.7 million for the same period in the prior year. EBITDA margin increased to 10.5% from 8.7% for the same period. The primary reason for the increase in operating margin and EBITDA margin is the increase in gross profit due to reduced direct labor costs as a result of process improvement initiatives. Bad debt expense, as a percent of revenue, also decreased in the three months ended December 31, 2003 compared to the same period in the prior year. This is a result of continuous focus on revenue qualification and collection efforts.

  Corporate and Other

        Corporate and other consists of our community based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization. The corporate and other category also consists of corporate and administrative expenses that are not allocated to the segments for internal reporting purposes. Revenues for this segment decreased $2.4 million to $56.6 million in the three months ended December 31, 2003 from $59.0 million in the same period of the prior year. Overhead for the first quarter of fiscal 2004 includes shared overhead costs that, in accordance with SFAS 144, could not be allocated to discontinued operations because only those costs that are solely attributable to the discontinued business can be allocated to discontinued operations.

Liquidity and Capital Resources

  Working Capital and Cash Flows

        At December 31, 2003 we had cash and equivalents of $92.8 million and net working capital of $298.5 million.

        On November 4, 2003, in anticipation of the spin-off, we issued $250 million aggregate principal amount of 6.875% senior subordinated notes due 2013. We also entered into a $100 million revolving credit facility, none of which was drawn at December 31, 2003, exclusive of $2.4 million required for outstanding letters of credit. The revolving credit facility matures in 2008 and bears interest at LIBOR plus 2% on borrowings and includes a commitment fee of 0.50% on any unused commitment. See "—New Financing Arrangements" below.

        Our cash flow from operations generated cash of $26.9 million for the first quarter of fiscal 2004 and we used $43.1 million in our investing activities for the purchase of capital items.

        During the first quarter of 2004, we used $23.9 million in our financing activities. The net proceeds from the sale of our 6.875% senior subordinated notes, funds transferred from GHC and cash on hand were used to repay the following indebtedness:

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

        As of December 31, 2003, we had a $18.0 million deposit with our primary pharmaceutical wholesaler. The deposit is fully refundable to us at our request. This, combined with our contractual ability to elect 15-day payment terms with our primary pharmaceutical wholesaler, provides us the ability to use these funds as an additional resource to meet our working capital requirements, debt service and other cash needs over the next year, if needed.

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

Significant Accounting Policies

        Management's discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

  Allowance for Doubtful Accounts

        We utilize the "Aging Method" to evaluate the adequacy of our allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. We have developed estimated standard required allowance percentages by utilizing historical collection trends and our understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the Aging Method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that we specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are reserved for in the allowance for doubtful accounts until they are written-off.

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

        With regard to goodwill, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," or "SFAS 142," on September 30, 2001 in accordance with the early adoption provisions of SOP 90-7. SFAS 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Prior to adopting SFAS 142, we amortized goodwill over periods not exceeding 40 years. The impairment test requires us to compare the fair value of our businesses to their carrying value including assigned goodwill. SFAS 142 requires an impairment test annually. Our assessments to date have indicated that goodwill has not been impaired. Events may occur in the future that could result in an impairment of our goodwill, and any resulting impairment charge could be material to our financial position, results of operations or cash flows.

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

Impact of Inflation

        Our product costs are sensitive to the impact of inflation. We have implemented cost control measures to limit increases in operating costs and expenses but cannot predict our ability to control such operating cost increases in the future. See "Cautionary Statement Regarding Forward-Looking Statements."

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

Item 4. Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under this Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

        The condensed consolidated financial statements filed for the three months ended December 31, 2003 and related disclosure under Managements Discussion and Analysis of Financial Condition and Results of Operations were restated (i) to reflect the exclusion of intersegment revenues with Genesis Healthcare Corporation ("GHC") previously reported in continuing operations for the three months ended December 31, 2003; (ii) to present GHC's assets and liabilities as held and used by the Company until the consummation of the spin-off of GHC, i.e., December 1, 2003, as permitted by Statement of Financial Accounting Standards No. 244, "Accounting for the Impairment or Disposal of Long-Lived Assets;" and (iii) to account for GHC's assets and liabilities as held and used until the consummation of the spin-off, as reported in the consolidated statements of cash flows for the periods presented. Based on the interpretive nature of the restatement, such restatement did not change management's conclusion that the Company's disclosure controls and procedures are effective.

        Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation and there has been no such change during the quarter covered by this report.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

31.1
Certification of John J. Arlotta, Chief Executive Officer of the Company, dated April 30, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Richard W. Sunderland, Jr., Chief Financial Officer of the Company, dated April 30, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of John J. Arlotta, Chief Executive Officer, and Richard W. Sunderland, Jr., Chief Financial Officer, of the Company dated April 30, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

  3.
  On December 5, 2003, the Company filed a Current Report on Form 8-K under Item 11 announcing the temporary black-out period for trading under the Company's Employee Benefit Fund commencing December 24, 2003 and ending on January 7, 2003 as a result of the spin-off.

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

NEIGHBORCARE, INC.
Date: April 30, 2004	/s/ RICHARD W. SUNDERLAND, JR. Richard W. Sunderland, Jr. Chief Financial Officer
Date: April 30, 2004	/s/ JOHN J. ARLOTTA John J. Arlotta Chairman, President and Chief Executive Officer

QuickLinks

TABLE OF CONTENTS
Explanatory Note
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  PART I: FINANCIAL INFORMATION
  Item 1. Unaudited Financial Statements
NEIGHBORCARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
NEIGHBORCARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share amounts)
NEIGHBORCARE, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NeighborCare, Inc. Notes to Unaudited Condensed Consolidated Financial Statements
Consolidating Balance Sheets December 31, 2003 (in thousands)
Consolidating Balance Sheets September 30, 2003 (in thousands)
Consolidating Statements of Operations Three months ended December 31, 2003 (in thousands)
Consolidating Statements of Operations Three months ended December 31, 2002 (in thousands)
Consolidating Statements of Cash Flows Three months ended December 31, 2003 (in thousands)
Consolidating Statements of Cash Flows Three months ended December 31, 2002 (in thousands)
General
Certain Transactions and Events
Results of Operations
  Item 4. Controls and Procedures
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES