Form 10-Q
period 2004-03-31
NEIGHBORCARE INC
filed 2004-05-14
CIK 874265

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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

YES ☒            NO ☐

        As of May 11, 2004, 43,672,853 shares of the registrant's common stock were outstanding and 259,980 shares are to be issued in connection with the registrant's joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

        Statements made in this report and in our other public filings and releases, which are not historical facts, contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

  •
  certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our unaudited condensed consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on our business including the Medicare Prescription Drug, Improvement and Modernization Act of 2003; our ability to successfully implement our strategic objectives, including the effects of the spin-off of Genesis Healthcare Corporation ("GHC") and the achievement of certain performance improvement initiatives within our institutional pharmacy segment, in order to improve current pharmacy profitability; the expected strategic planning, severance and other operating items for the remainder of fiscal 2004 and the foreseeable future; the anticipated overhead costs of being a stand-alone company; estimates in our significant accounting policies, including our allowance for doubtful accounts and the anticipated impact of long-lived asset impairments;

  •
  certain statements in "Quantitative and Qualitative Disclosures About Market Risk;" and

  •
  certain statements in "Legal Proceedings" regarding the effects of litigation.

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

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

NEIGHBORCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004	September 30, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$91,338	$132,726
Restricted investments in marketable securities	—	29,320
Accounts receivable, net of allowance of $13.3 million and $48.6 million, respectively	209,095	366,886
Inventory	66,360	66,747
Prepaid expenses and other current assets	47,978	89,918

Total current assets	414,771	685,597
Property, plant and equipment, net	76,863	751,996
Restricted investments in marketable securities	—	61,271
Notes receivable and other investments	—	19,252
Other long-term assets	19,162	62,052
Identifiable intangible assets, net	12,226	20,866
Goodwill	339,270	337,695

Total assets	$862,292	$1,938,729

LIABILITIES
Current liabilities
Current portion of long-term debt	$4,288	$20,135
Accounts payable and accrued expenses	101,422	214,689
Income taxes payable	—	4,116

Total current liabilities	105,710	238,940
Long-term debt	253,994	591,484
Deferred income taxes	12,084	50,022
Other long-term liabilities	16,461	84,930

Total liabilities	388,249	965,376
Minority interest	9,592	10,359
Redeemable preferred stock	—	46,831
SHAREHOLDERS' EQUITY	464,451	916,163

Total liabilities and shareholders' equity	$862,292	$1,938,729

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands except per share amounts)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Net revenues	$356,646	$304,933
Cost of revenues	282,285	233,893

Gross profit	74,361	71,040
Selling, general and administrative	45,687	55,285
Depreciation and amortization	5,912	7,491
Strategic planning, severance and other operating items	2,037	2,065

Operating income	20,725	6,199
Interest expense, net	4,553	3,543
Other expense	1,225	1,091

Income before income tax provision	14,947	1,565
Income tax provision	6,731	1,964

Income (loss) from continuing operations	8,216	(399)
Income from discontinued operations, net of taxes	—	5,728

Net income	8,216	5,329
Preferred stock dividends	—	665

Net income available to common shareholders	$8,216	$4,664

Other comprehensive income:
Unrealized gain on marketable securities	—	98
Termination and fair value change of derivative instruments, net	—	(639)

Comprehensive income	$8,216	$4,123

Per common share data
Basic
Income (loss) from continuing operations	$0.19	$(0.03)
Income from discontinued operations	$—	$0.14
Net income available to common shareholders	$0.19	$0.11
Weighted average shares outstanding	43,640	41,641
Diluted
Income (loss) from continuing operations	$0.19	$(0.03)
Income from discontinued operations	$—	$0.14
Net income available to common shareholders	$0.19	$0.11
Weighted average shares outstanding	43,957	41,641

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands except per share amounts)

	Six Months Ended March 31,
	2004	2003
	(unaudited)
Net revenues	$695,040	$602,037
Cost of revenues	544,256	464,457

Gross profit	150,784	137,580
Selling, general and administrative	96,479	108,907
Depreciation and amortization	12,156	15,263
Strategic planning, severance and other operating items	42,701	(1,871)

Operating income (loss)	(552)	15,281
Interest expense, net	10,207	7,217
Other expense	2,317	2,130

Income (loss) before income tax provision (benefit)	(13,076)	5,934
Income tax provision (benefit)	(7,143)	7,447

Loss from continuing operations	(5,933)	(1,513)
Income from discontinued operations, net of taxes	8,435	19,463

Net income	2,502	17,950
Preferred stock dividends	—	1,349

Net income available to common shareholders	$2,502	$16,601

Other comprehensive income:
Unrealized loss on marketable securities	—	(29)
Termination and fair value change of derivative instruments, net	—	(1,561)

Comprehensive income	$2,502	$15,011

Per common share data
Basic
Loss from continuing operations	$(0.14)	$(0.07)
Income from discontinued operations	$0.20	$0.47
Net income available to common shareholders	$0.06	$0.40
Weighted average shares outstanding	42,010	41,595
Diluted
Loss from continuing operations	$(0.14)	$(0.07)
Income from discontinued operations	$0.20	$0.47
Net income available to common shareholders	$0.06	$0.40
Weighted average shares outstanding	42,010	41,595

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities
Net income available to common shareholders	$2,502	$16,601
Net charges included in operations not requiring funds	26,412	63,019
Changes in operating assets and liabilities
Change in accounts receivable, net	(39,986)	(22,742)
Change in accounts payable and accrued expenses	79,671	(7,622)
Receipt of break-up fee, net of costs	—	10,580
Other, net	(33,384)	3,768

Net cash provided by operating activities	35,215	63,604
Cash flows from investing activities
Capital expenditures	(16,545)	(26,952)
Purchase of pharmacy assets	(3,969)	—
Other, net	(33,432)	29,233

Net cash (used in) provided by investing activities	(53,946)	2,281
Cash flows from financing activities
Distributions of cash to GHC	(72,161)	—
Funds received from GHC for debt financing	353,001	—
Repayment of long-term debt	(556,285)	(63,496)
Proceeds from issuance of long-term debt, net of debt issuance costs	240,804	—
Repurchase of common stock	—	(16,938)
Other	11,984	—

Net cash used in financing activities	(22,657)	(80,434)
Net decrease in cash and cash equivalents	(41,388)	(14,549)
Cash and cash equivalents at beginning of period	132,726	148,030

Cash and cash equivalents at end of period	$91,338	$133,481

Non-cash investing and financing activities
Distribution of net assets to GHC	(437,157)	—
Conversion of preferred stock	(46,831)	—

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

        NeighborCare is the third largest provider of institutional pharmacy services in the United States. As of March 31, 2004, NeighborCare provided pharmacy services for approximately 256,000 beds in long-term care facilities in 32 states and the District of Columbia. The Company's pharmacy operations consist of 65 institutional pharmacies (five are jointly-owned), 33 community-based professional retail pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers' facilities and serve only customers of that facility. In addition, NeighborCare operates 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

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

        For further information, refer to the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as reclassified in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2004.

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

  Stock Option Accounting

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148). SFAS 148 amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 148, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	Three months ended		Six months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net income available to common shareholders—as reported	$8,216	$4,664	$2,502	$16,601
Add stock-based compensation expense included in net income as reported, net of tax effect	147	—	262	—
Deduct stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effect	(966)	(1,260)	(2,849)	(2,463)

Net income (loss) available to common shareholders—pro forma	7,397	3,404	(85)	14,138

Earnings per share:
Basic—as reported	$0.19	$0.11	$0.06	$0.40
Basic—pro forma	0.17	0.08	0.00	0.34
Diluted—as reported	0.19	0.11	0.06	0.40
Diluted—pro forma	0.17	0.08	0.00	0.34

        The fair value of stock options granted during the three and six month periods ended March 31, 2004 and 2003, respectively, is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2004 and 2003:

	Three months ended		Six months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Volatility	27.26%	33.44%	51.82%	48.04%
Expected life (in years)	5.0	7.3	5.0	7.3
Rate of return	3.13%	3.57%	3.13%	3.57%
Dividend yield	0.00%	0.00%	0.00%	0.00%

  Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" as subsequently revised December 2003 (FIN 46R). FIN 46R defines a variable interest entity as an entity that either (a) has equity investors that lack sufficient controlling interest, including the ability to absorb the entity's expected future gains or losses, or (b) has equity investors that lack sufficient financial resources to support the entity and its activities without the financial support of another entity. FIN 46R requires that a variable interest entity should be consolidated by the company that bears the majority of the risk of future losses of the variable interest entity or is entitled to the majority of the expected returns of the variable interest entity, or both. The Company adopted FIN 46R as of October 1, 2003 and there has been no material effect to the financial position or operating results as a result of such adoption.

3.     Discontinued Operations

        Effective December 1, 2003, NeighborCare completed its plan of disposition for GHC through a distribution of GHC common stock to NeighborCare's shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described in Note 1.

        In the normal course of business, NeighborCare evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. On September 30, 2001, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144, discontinued businesses, including assets held for sale or distributed to shareholders, are removed from the results of continuing operations. The results of operations in both the current and prior year periods are classified as discontinued operations in the unaudited condensed consolidated statements of operations.

        The following table sets forth the components of income from discontinued operations for the current quarter and year to date periods compared to the same periods last year (in thousands):

	Three months ended		Six months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net revenues of GHC	$—	$342,620	$250,927	$715,027
Net operating income of GHC	—	11,902	16,450	35,227
Net operating loss of other units	—	499	—	(513)

Income from discontinued operations before interest and taxes	—	12,401	16,450	34,714
Interest expense allocation	—	4,865	2,467	10,132
Income tax expense	—	1,808	5,548	5,119

Net income from discontinued operations	$—	$5,728	$8,435	$19,463

4.     Strategic Planning, Severance and Other Operating Items

        NeighborCare has incurred costs that are directly attributable to the Company's transforming to a pharmacy-based business and certain of its short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as "Strategic planning, severance and other operating items." A summary of these costs for the six months ended March 31, 2004 follows (in thousands):

		Six Months Ended March 31, 2004
	Accrued at September 30, 2003				Accrued at March 31, 2004
		Provision	Paid	Non-Cash
Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$11,656	$9,387	$833	$2,436
Strategic planning and other items	2,160	31,045	18,064	6,112	9,029

Total	$3,160	$42,701	$27,451	$6,945	$11,465

        Strategic planning, severance and other operating items for the six months ended March 31, 2004 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $17.5 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $9.0 million; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and severance and related costs incurred pursuant to the Company's corporate and regional consolidations in the second quarter of fiscal 2004 of $1.7 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate the Company's commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million. The majority of the amounts accrued at March 31, 2004 are expected to be paid during the third and fourth quarters of fiscal 2004.

        Strategic planning, severance and other operating items for the six months ended March 31, 2003 are primarily attributable to the Company entering into a termination and settlement agreement with Omnicare, Inc. whereby the Company agreed to terminate a merger agreement it had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services. Pursuant to the termination and settlement agreement, the Company agreed to terminate the merger agreement with NCS and Omnicare agreed to pay the Company a $22.0 million break-up fee. On December 16, 2002, the Company terminated the merger agreement. The Company recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. The Company collected $6.0 million of the break-up fee in December 2002, with the remaining $16.0 million received in January 2003. The net gain was offset by severance and related costs associated with the resignation of Richard R. Howard, the Company's former vice-chairman, of approximately $4.8 million. The remaining $3.5 million of strategic planning and other operating items for the period primarily relate to consulting and other professional fees.

5.     Long-Term Debt

        Long-term debt at March 31, 2004 and September 30, 2003 consists of the following (in thousands):

	March 31, 2004	September 30, 2003
Secured debt
Senior Credit Facility
Term Loan	$—	$246,875
Delayed Draw Term Loan	—	68,162

Total Senior Credit Facility	—	315,037
Senior Secured Notes	—	240,176
Senior Subordinated Notes due 2013	250,000	—
Capital leases and other secured debt	8,282	56,406

Total debt	258,282	611,619
Less:
Current installments of capital leases and other secured debt	(4,288)	(20,135)

Long-term debt	$253,994	$591,484

        During the quarter ended December 31, 2003, the Company repaid substantially all of its existing long-term debt using the proceeds of the Company's $250 million senior subordinated notes offering and GHC's $225 million senior subordinated notes offering.

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

Consolidating Balance Sheets
March 31, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$146,235	$170,274	$17,504	$(124,918)	$209,095
Other current assets	125,465	66,122	14,089	—	205,676
Property, plant and equipment, net	16,223	53,047	7,593	—	76,863
Investment in subsidiaries	24,353	1,256	—	(25,115)	494
Goodwill	331,024	5,988	2,258	—	339,270
Other long-term assets	26,480	4,347	67	—	30,894

	$669,780	$301,034	$41,511	$(150,033)	$862,292

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$50,362	$169,122	$6,856	$(124,918)	$101,422
Current portion of long-term debt	4,263	—	25	—	4,288
Long-term debt less current portion	252,508	289	1,197	—	253,994
Other non-current liabilities	38,137	—	—	—	38,137
Shareholders' equity	324,510	131,623	33,433	(25,115)	464,451

	$669,780	$301,034	$41,511	$(150,033)	$862,292

Consolidating Balance Sheets
September 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$777,592	$155,782	$213,111	$(779,599)	$366,886
Other current assets	186,884	61,069	70,758	—	318,711
Property, plant and equipment, net	14,687	51,682	685,627	—	751,996
Investment in subsidiaries	25,435	1,088	10,058	(27,759)	8,822
Goodwill	330,975	1,509	5,211	—	337,695
Other long-term assets	64,300	3,604	86,715	—	154,619

	$1,399,873	$274,734	$1,071,480	$(807,358)	$1,938,729

Liabilities and shareholders' equity
Accounts payable and accrued expenses	$29,786	$117,386	$851,232	$(779,599)	218,805
Current portion of long-term debt	18,069	—	2,066	—	20,135
Long-term debt less current portion	545,224	340	45,920	—	591,484
Other non-current liabilities	152,918	9,856	29,368	—	192,142
Shareholders' equity	653,876	147,152	142,894	(27,759)	916,163

	$1,399,873	$274,734	$1,071,480	$(807,358)	$1,938,729

Consolidating Statements of Operations
Three months ended
March 31, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$621	$318,094	$37,931	$356,646
Cost of revenues	—	254,730	27,555	282,285

Gross profit	621	63,364	10,376	74,361
Operating Expenses	12,945	35,244	5,447	53,636
Interest expense, net	4,383	121	49	4,553
Other expense (income)	1,410	(185)	—	1,225

Income (loss) before income taxes	(18,117)	28,184	4,880	14,947
Income tax provision	6,731	—	—	6,731

Income (loss) from continuing operations	(24,848)	28,184	4,880	8,216
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$(24,848)	$28,184	$4,880	$8,216

Consolidating Statements of Operations
Three months ended
March 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$74	$271,851	$33,008	$304,933
Cost of revenues	—	210,818	23,075	233,893

Gross profit	74	61,033	9,933	71,040
Operating Expenses	23,295	36,187	5,359	64,841
Interest expense, net	3,468	19	56	3,543
Other expense (income)	1,239	(148)	—	1,091

Income (loss) before income taxes	(27,928)	24,975	4,518	1,565
Income tax provision	1,720	244	—	1,964

Income (loss) from continuing operations	(29,648)	24,731	4,518	(399)
Income from discontinued operations	5,728	—	—	5,728

Net income (loss)	$(23,920)	$24,731	$4,518	$5,329

Consolidating Statements of Operations
Six months ended
March 31, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$677	$619,187	$75,176	$695,040
Cost of revenues	—	489,582	54,674	544,256

Gross profit	677	129,605	20,502	150,784
Operating Expenses	67,390	72,916	11,030	151,336
Interest expense, net	9,929	171	107	10,207
Other expense (income)	2,665	(348)	—	2,317

Income (loss) before income taxes	(79,307)	56,866	9,365	(13,076)
Income tax provision (benefit)	(7,145)	2	—	(7,143)

Income (loss) from continuing operations	(72,162)	56,864	9,365	(5,933)
Income from discontinued operations	8,435	—	—	8,435

Net income (loss)	$(63,727)	$56,864	$9,365	$2,502

Consolidating Statements of Operations
Six months ended
March 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$98	$536,636	$65,303	$602,037
Cost of revenues	—	417,855	46,602	464,457

Gross profit	98	118,781	18,701	137,580
Operating Expenses	39,483	72,611	10,205	122,299
Interest expense, net	7,292	(180)	105	7,217
Other expense (income)	2,406	(276)	—	2,130

Income before income taxes	(49,083)	46,626	8,391	5,934
Income tax provision	6,855	592	—	7,447

Income from continuing operations	(55,938)	46,034	8,391	(1,513)
Income from discontinued operations	19,463	—	—	19,463

Net income (loss)	$(36,475)	$46,034	$8,391	$17,950

Consolidating Statements of Cash Flows
Six months ended
March 31, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	$(17,567)	$29,164	$23,618	$35,215
Cash flow from investing activities	(11,704)	(8,810)	(33,432)	(53,946)
Cash flow from financing activities	(32,002)	(70)	9,415	(22,657)

Consolidating Statements of Cash Flows
Six months ended
March 31, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	$(35,133)	$64,035	$34,702	$63,604
Cash flow from investing activities	5,909	(7,689)	4,061	2,281
Cash flow from financing activities	(61,795)	283	(18,922)	(80,434)

7.     Earnings (Loss) Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the three month and six month periods ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three months ended		Six months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Earnings:
Basic and diluted calculation:
Income (loss) from continuing operations	$8,216	$(1,064)	$(5,933)	$(2,862)
Income from discontinued operations	—	5,728	8,435	19,463

Net income available to common shareholders	$8,216	$4,664	$2,502	$16,601

Shares:
Weighted average shares outstanding — basic	43,640	41,641	42,010	41,595
Assumed conversion of preferred stock	—	—	—	—
Dilutive effect of outstanding stock options	317	—	—	—

Weighted average shares outstanding — diluted	43,957	41,641	42,010	41,595

Per common share data:
Basic:
Income (loss) from continuing operations	$0.19	$(0.03)	$(0.14)	$(0.07)
Income from discontinued operations	—	0.14	0.20	0.47
Net income available to common shareholders	0.19	0.11	0.06	0.40
Diluted:
Income (loss) from continuing operations	$0.19	$(0.03)	$(0.14)	$(0.07)
Income from discontinued operations	—	0.14	0.20	0.47
Net income available to common shareholders	0.19	0.11	0.06	0.40

        Basic earnings per share is calculated by dividing earnings (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator). Included in the calculation of basic weighted average shares for the current quarter and year to date periods are approximately 260,000 shares to be issued in connection with the joint plan of reorganization confirmed by the bankruptcy court.

        Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and also the assumed conversion of preferred stock. For the three months ended March 31, 2003 and the six months ended March 31, 2004 and 2003, basic and diluted shares outstanding are the same because the Company reported a net loss from continuing operations for the periods; thus, the effect of including the additional shares from such assumed exercise and conversion would be anti-dilutive.

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

        Summarized financial information concerning the Company's reportable segments is shown in the following table for the current quarter, compared with the same period last year. The table has been reclassified to reflect the spin-off of GHC, the previously reported "Inpatient Services" segment. The "Corporate and Other" category of operations represents operating information of business units below the prescribed quantitative thresholds under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Revenues from these business units are primarily derived from the Company's community-based professional pharmacy business, home infusion, respiratory and medical equipment business and long-term care group purchasing business (Tidewater). The "Corporate and Other" category also consists of the Company's corporate general and administrative function, for which there is generally no revenue generated.

        This approach to segment reporting is consistent with the Company's internal financial reporting and the information used by the chief operating decision makers regarding the performance of the reportable and non-reportable segments. The accounting policies of the segments are the same as those of the consolidated organization.

	Institutional Pharmacy	Corporate and Other	Consolidated
	(in thousands)
Three months ended March 31, 2004
Net revenues	$303,256	$53,390	$356,646
Gross profit	57,704	16,657	74,361
Operating income (loss)	28,521	(7,796)	20,725
Three months ended March 31, 2003
Net revenues	$257,868	$47,065	$304,933
Gross profit	54,721	16,319	71,040
Operating income (loss)	24,549	(18,350)	6,199
Six months ended March 31, 2004
Net revenues	$585,047	$109,993	$695,040
Gross profit	115,818	34,966	150,784
Operating income (loss)	55,094	(55,646)	(552)
Six months ended March 31, 2003
Net revenues	$495,985	$106,052	$602,037
Gross profit	102,548	35,032	137,580
Operating income (loss)	42,230	(26,949)	15,281
Total assets as of
March 31, 2004	$181,236	$681,056	$862,292
September 30, 2003	192,149	1,746,580	1,938,729

9.     Guarantees

        In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. As of March 31, 2004, the Company had guaranty obligations related to various leases and subleases entered into by GHC, the former inpatient services business of NeighborCare. These obligations remained with NeighborCare following the spin-off and certain of these guarantees were not assigned under the separation and distribution agreement. The guarantees secure the payment of annual rents due to lessors for various long-term care facilities and specialized nursing centers. The nature of the guarantees only require cash payment in the event of default by GHC and does not guarantee residual values of the leased properties, and as such, no initial liability was recorded. The obligations in the aggregate require the guarantee of future lease payments of $6.0 million for the remainder of fiscal 2004, $5.8 million in fiscal 2005, $5.6 million in fiscal 2006, $4.6 million in fiscal 2007 and $4.2 million thereafter. Remaining annual rents for these guaranteed leases and subleases that are not indemnified by GHC aggregate $4.2 million annually through March 2, 2009.

10.   Acquisition

        On January 22, 2004, the Company completed the acquisition of certain of the assets of Texas Long-Term Care Pharmacy Services, LLC. The aggregate purchase price for the assets was approximately $5.7 million, of which $3.9 million was paid in cash on that date. Of the total purchase price, $4.5 million was recorded as goodwill and $0.4 million was recorded as a covenant not-to-compete.

11.   Income Taxes

        The Company's provision (benefit) for income taxes from continuing operations for the three months ended March 31, 2004 and 2003 and the six months ended March 31, 2004 and 2003 was $6.7 million, 2.0 million, $(7.1) million and $7.4 million, respectively. The income tax benefit of any NOL carryforward utilization will be applied first as a reduction to goodwill and, thereafter, as a direct addition to paid in capital, pursuant to Statement of Position (SOP) No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," at such time it is assured.

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

13.   Changes in Shareholders' Equity

        The rollforward of shareholders' equity is as follows (in thousands):

Balance at September 30, 2003	$916,163
Conversion of preferred stock	46,831
Distribution to shareholders of common stock of GHC	(509,318)
Other	8,273
Net income	2,502

Balance at March 31, 2004	$464,451

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

        We are the third largest provider of institutional pharmacy services in the United States. As of March 31, 2004, we provided pharmacy services for approximately 256,000 beds in long-term care facilities in 32 states and the District of Columbia. Our pharmacy operations consist of 65 institutional pharmacies (five are jointly-owned), 33 community-based professional retail pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers' facilities and serve only customers of that facility. In addition, we operate 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

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

        Our home infusion, respiratory and medical equipment distribution centers provide a wide array of products and services to support the home care needs of a range of individuals of all ages. We work with physicians, hospital discharge planners, case managers and managed care organizations who refer these individuals to us. Services include respiratory and medical equipment (such as oxygen, hospital beds, wheelchairs and respiratory medications), as well as home infusion (such as antibiotics, total parenteral nutrition, chemotherapy and pain management).

        We also own and operate Tidewater Healthcare Shared Services Group, Inc. ("Tidewater"), one of the largest long-term care group purchasing companies in the country. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities.

        On December 1, 2003, we completed the distribution (the "spin-off") of the common stock of Genesis Healthcare Corporation ("GHC"), previously reported as our inpatient services division. On December 2, 2003, we changed our name to NeighborCare, Inc. The spin-off was effected by way of a pro-rata tax free distribution of the common stock of GHC to holders of our common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of our common stock owned as of October 15, 2003. On November 4, 2003, in anticipation of the spin-off, we refinanced all of our remaining long-term debt through the issuance of $250 million aggregate principal amount of our 6.875% senior subordinated notes due 2013 and through proceeds received from GHC in accordance with its issuance in October 2003 of $225 million aggregate principal amount of 8% senior subordinated notes due 2013.

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

        After the short-term objectives of the board of directors were achieved, we continued to evaluate strategic alternatives to enhance shareholder value and improve market performance. Such evaluations led to exploration of separating our business into two distinct businesses. In late 2002, the board of directors retained independent consultants to evaluate the impact of potentially separating the pharmacy business and the eldercare business by way of a spin-off. By February 2003, the board of directors approved a plan to spin-off the inpatient services segment into a separate legal operating entity under the name Genesis Healthcare Corporation ("GHC").

  Strategic Planning, Severance and Other Operating Items

        We have incurred costs that are directly attributable to the transformation to a pharmacy-based business and certain of our short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as "Strategic planning, severance and other operating items." A summary of these costs at March 31, 2004 follows (in thousands):

		Six Months Ended March 31, 2004
	Accrued at September 30, 2003				Accrued at March 31, 2004
		Provision	Paid	Non-Cash
Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$11,656	$9,387	$833	$2,436
Strategic planning and other items	2,160	31,045	18,064	6,112	9,029

Total	$3,160	$42,701	$27,451	$6,945	$11,465

        Strategic planning, severance and other operating items for the six months ended March 31, 2004 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $17.5 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $9.0 million; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and severance and related costs incurred pursuant to our corporate and regional consolidation in the second quarter of fiscal 2004 of $1.7 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate our commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million. The majority of the amounts accrued at March 31, 2004 are expected to be paid during the third and fourth quarters of fiscal 2004.

        Strategic planning, severance and other operating items for the six months ended March 31, 2003 are primarily attributable to us entering into a termination and settlement agreement with Omnicare, Inc. whereby we agreed to terminate a merger agreement we had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services. Pursuant to the termination and settlement agreement, we agreed to terminate the merger agreement with NCS and Omnicare agreed to pay us a $22.0 million break-up fee. On December 16, 2002, the Company terminated the merger agreement. The Company recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. We collected $6.0 million of the break-up fee in December 2002, with the remaining $16.0 million received in January 2003. The net gain was offset by severance and related costs associated with the resignation of Richard R. Howard, our former vice-chairman, of approximately $4.8 million. The remaining $3.5 million of strategic planning and other operating items for the period primarily relate to consulting and other professional fees.

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

        The following table sets forth the components of net income (loss) from discontinued operations for the current quarter and year to date periods compared to the same periods last year (in thousands):

	Three months ended		Six months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Net revenues of GHC	—	342,620	$250,927	715,027
Net operating income of GHC	—	11,902	16,450	35,227
Net operating income (loss) of other units	—	499	—	(513)

Income from discontinued operations before interest and taxes	—	12,401	16,450	34,714
Interest expense allocation	—	4,865	2,467	10,132
Income tax expense	—	1,808	5,548	5,119

Net income from discontinued operations	—	5,728	8,435	19,463

        In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead charges that were incurred for the benefit of both our continuing operations and the spun-off operations of GHC which are included in the continuing operations of our entity. Therefore, our operating results for the periods presented do not necessarily reflect the actual operating expenses of our continuing pharmacy operations. Overhead expenses that were not allocated to discontinued operations primarily included corporate selling, general and administrative expenses including salaries, wages and benefits. For purposes of the following table, we allocated the shared overhead expenses based upon revenue or certain expense categories, whichever was deemed more reflective of the underlying expenses. The allocated expenses may not be representative of our overhead cost reductions as a stand-alone company. The following table outlines our operating income assuming that overhead expenses attributable to our former inpatient services business, as allocated, were included in discontinued operations:

	Three months ended		Six months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Operating income (loss) as reported	$20,725	$6,199	$(552)	$15,281
Overhead expenses allocated to GHC	—	7,887	—	15,542

Adjusted operating income	20,725	14,086	(552)	30,823
Discontinued operations as reported	—	5,728	8,435	19,463
Overhead expenses, net of tax effect	—	(4,732)	—	(9,325)

Adjusted discontinued operations	$—	$996	$8,435	$10,138

  Agreements with GHC

  Tax Sharing Agreement

        For periods prior to the spin-off, GHC is included in our U.S. federal consolidated income tax group, and GHC's tax liability thus is included in our and our subsidiaries' consolidated federal income tax liability. GHC is also included with us or certain of our subsidiaries in consolidated, combined or unitary income tax groups for state and local tax purposes for periods prior to the spin-off.

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

        Pricing under the pharmacy services agreement is at pre-negotiated prices or formulas consistent with market pricing for the applicable services and are set forth in the individual service agreements. NCPS has the right to adjust prices, other than those that are determined by formula, not more than once per year to account for increases in its costs in providing the services (including inflation). GHC is eligible for a pricing reduction at specified percentages for certain specified products and services if and so long as the aggregate number of skilled nursing facility beds served by NCPS increases to specified targets over a baseline amount. In addition, GHC and NCPS will negotiate in good faith to enter into arrangements whereby GHC will contract directly with certain manufacturers of enteral nutrition products, durable medical equipment and other non-pharmaceutical products historically purchased from NCPS to receive "end user pricing," and NCPS will distribute enteral nutrition products and durable medical equipment to GHC's facilities for a fee priced at the fair market value of such distribution services. In addition, pricing may be reset depending upon NCPS's pricing to its other customers of similar size. In May 2004, GHC and NCPS amended the pharmacy services agreement revising the pricing for infusion therapy products and changing the pricing reset from five years to four years. The amendment is not anticipated to have a material effect on our gross margins going forward.

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

        Except as otherwise provided herein, all liabilities relating to employee benefits incurred by or on behalf of either company's employees or their covered dependents on or before the date of the spin-off remain our liabilities. Liabilities and assets were transferred from our retirement plan to a comparable plan to be established by GHC. Similarly, liabilities and assets were transferred from our union retirement savings plan, the sponsorship of which was assumed by GHC. Liabilities under our deferred compensation plan (a non-qualified plan) and assets relating to such plan held in a rabbi trust were transferred to a comparable plan and trust established by GHC. We have elected to contribute the full matching amount due to participants covered under our plan for the 2003 plan year. Under the agreement, each company will reimburse the other for 50% of the amount contributed with respect to specified employees who were transferred between companies in connection with the spin-off. A similar arrangement applies with respect to bonus amounts paid for the 2003 fiscal year. In general, all liabilities relating to workers' compensation claims incurred by or on behalf of either company's employees on or before December 1, 2003, the date of the spin-off, remained liabilities of GHC.

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

        Prior to the Medicare Modernization Act, reimbursement for certain products covered under Medicare Part B was limited to 95% of the "average wholesale price." The move to a prospective payment system under the Balanced Budget Act of 1997 made pricing a more important consideration in the selection of pharmacy providers. Also, Congress included provisions in the Balanced Budget Act of 1997 that would require nursing facilities to submit all claims for Medicare-covered services that their residents receive, both Medicare Part A and Medicare Part B, even if such services are provided by outside suppliers, including but not limited to pharmacy and rehabilitation therapy providers, except for certain excluded services. The Benefits Improvement and Protection Act, enacted in December 2000, repealed this provision, except for therapy services as discussed below.

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

        We belong, with other leading multi-state institutional pharmacy companies, to the Long Term Care Pharmacy Alliance, or "LTCPA," an industry trade group established to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and the District of Columbia. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in a number of instances, but given the budgetary concerns of both federal and state governments, there can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

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

        The following table sets forth selected information about our results of continuing operations for the three and six month periods ended March 31, 2004 and 2003:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net revenues	$356,646	$304,933	$695,040	$602,037
Gross profit	74,361	71,040	150,784	137,580
Income (loss) from continuing operations	8,216	(399)	(5,933)	(1,513)
Income from discontinued operations, net	—	5,728	8,435	19,463

Net income	8,216	5,329	2,502	17,950
Preferred dividends	—	665	—	1,349

Net income available to common shareholders	$8,216	$4,664	$2,502	$16,601

Gross Margin	$74,361	$71,040	$150,784	$137,580
Gross Margin %	20.9%	23.3%	21.7%	22.9%
EBITDA	$26,637	$13,690	$11,604	$30,544
EBITDA %	7.5%	4.5%	1.7%	5.1%
Diluted EPS Data
Income (loss) from continuing operations	$0.19	$(0.03)	$(0.14)	$(0.07)
Income from discontinued operations, net	$—	$0.14	$0.20	$0.47
Net income available to common shareholders	$0.19	$0.11	$0.06	$0.40
Weighted average shares outstanding	43,957	41,641	42,010	41,595

        The following table reconciles our non-GAAP measure of EBITDA to our net income;

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
EBITDA Reconciliation
Net income available to common shareholders	$8,216	$4,664	$2,502	$16,601
Subtract:
Income from discontinued operations, net	—	(5,728)	(8,435)	(19,463)
Add back:
Preferred dividends	—	665	—	1,349
Minority interest and equity in income of unconsolidated affiliates	1,225	1,091	2,317	2,130
Income tax provision (benefit)	6,731	1,964	(7,143)	7,447
Interest Expense	4,553	3,543	10,207	7,217
Depreciation and amortization expense	5,912	7,491	12,156	15,263

EBITDA	$26,637	$13,690	$11,604	$30,544

        The following tables reconciles our non-GAAP measure of EBITDA to our consolidating operating income by segment;

	Three months ended March 31, 2004
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$28,521	$(7,796)	$20,725
Add back:
Depreciation and amortization expense	3,090	2,822	5,912

EBITDA	$31,611	$(4,974)	$26,637

	Three months ended March 31, 2003
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$24,549	$(18,350)	$6,199
Add back:
Depreciation and amortization expense	2,954	4,537	7,491

EBITDA	$27,503	$(13,813)	$13,690

	Six months ended March 31, 2004
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$55,094	$(55,646)	$(552)
Add back:
Depreciation and amortization expense	6,157	5,999	12,156

EBITDA	$61,251	$(49,647)	$11,604

	Six months ended March 31, 2003
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$42,230	$(26,949)	$15,281
Add back:
Depreciation and amortization expense	5,968	9,295	15,263

EBITDA	$48,198	$(17,654)	$30,544

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

  Consolidated Overview

        When comparing current quarter results to the results for the same period in the prior year, it is important to note that the prior year results include shared overhead costs. In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead charges that, in compliance with GAAP, could not be allocated to discontinued operations. For more information, see "—Certain Transactions and Events—Discontinued Operations."

        Net income available to common shareholders for the current quarter was $8.2 million compared to $4.7 million for the same quarter of the prior year. The increase in net income available to common shareholders is primarily attributed to the increase in gross profit and the decrease in selling, general and administrative expenses. Also contributing to the increase in net income available to common shareholders is a decrease in depreciation expense and the elimination of any preferred dividend requirements. The aggregate increase in net income available to common shareholders was offset by increases in interest expense and the provision for income taxes and the cessation of the inclusion of GHC as a discontinued operation.

        EBITDA for the current quarter was $26.6 million compared to EBITDA of $13.7 million in the same quarter of the prior year. The increase in EBITDA is primarily attributable to the reduction of selling, general and administrative expenses of $9.6 million and an increase in gross profit of $3.3 million when comparing the second quarter of fiscal 2004 to the second quarter of fiscal 2003.

        For the current quarter, revenues were $356.6 million, an increase of $51.7 million, or 17.0%, over the same period in the prior year. This growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $45.4 million, or 17.6% over the same period in the prior year. Net revenues in the same quarter of the prior year do not include intersegment revenues from GHC of $19.6 million. The remaining increase in net revenues in the institutional pharmacy segment was due to favorable changes in bed mix, higher patient acuity, and drug price inflation. Approximately $6.3 million of the increase in total revenues is attributable to growth in our corporate and other operating segment revenue.

        Cost of revenues increased by approximately $48.4 million, or 20.7%, for the current quarter to $282.3 million from $233.9 million. Of this growth, $39.7 million was attributed to revenue volume growth. As a percentage of net revenues, cost of revenues was 79.1% for the current quarter compared to 76.7% for the same quarter in the prior year. The decline in gross profit as a percentage of revenue in the current quarter when compared to the same quarter of the prior year is the result of reduced pricing to GHC facilities effective after the spin-off of GHC, lower Medicaid reimbursement rates, and price increases in key pharmaceuticals that we purchase. The gross profits presented do not include gross profit on intersegment revenues from GHC prior to the spin-off of $4.0 million for the three months ended March 31, 2003. The impact of these gross profits is included in discontinued operations for the respective period.

        Selling, general and administrative expenses decreased $9.6 million, or 17.4%, for the current quarter to $45.7 million compared to $55.3 million in the same period of the prior year. Selling, general and administrative expenses for the second quarter of 2003 includes shared overhead costs of approximately $7.9 million that, in accordance with SFAS 144, could not be allocated to discontinued operations. The remaining decrease in selling, general and administrative expense is primarily attributable to the decline in insurance expense as a result of negotiating for separate insurance coverage after the spin-off of GHC, a decline in bad debt expense due to improved collections from our customers, and a decline in other accruals including incentive compensation. Depreciation and amortization expense for the quarter ended March 31, 2004 was approximately $5.9 million compared with $7.5 million in the quarter ended March 31, 2003. The decrease in depreciation and amortization expense is mainly attributable to depreciation related to shared corporate assets prior to the spin-off.

        For the quarter ended March 31, 2004, we recognized $2.0 million in strategic planning, severance and other operating items. These primarily relate to severance costs incurred as a result of the restructuring of our field organization, consolidating certain regional functions including several smaller pharmacies and centralizing certain overhead functions.

        Interest expense increased by approximately $1.1 million for the current quarter to $4.6 million compared to $3.5 million in the same quarter of the prior year. Interest expense for the prior year was based on an allocation of the net assets of the continuing operations and the discontinued segment.

        Other expense was $1.2 million for the current quarter and $1.1 million for the same quarter in the prior year. Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners' share of the joint ventures' operating profit.

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

        Institutional pharmacy revenue increased $45.4 million, or 17.6%, to $303.3 million for the current quarter compared to $257.9 million in the same period in the prior year. Of the $45.4 million increase, $25.8 million is attributed to an increase in the number of beds served as well as favorable changes in the bed mix, higher patient acuity and drug price inflation. Net revenues of the institutional pharmacy segment do not include intersegment revenues with GHC prior to the spin-off of $19.6 million for the three months ended March 31, 2003.

        Operating income of the institutional pharmacy segment increased $4.0 million, or 16.2%, to $28.5 million in the current quarter from $24.5 million for the same period in the prior year. EBITDA of the institutional pharmacy segment increased $4.1 million, or 14.9%, to $31.6 million in the current quarter from $27.5 million for the same period in the prior year. EBITDA margin decreased to 10.4% from 10.7% for the same period. The gross profit presented does not include gross profit on intersegment revenues from GHC prior to the spin-off of $4.0 million for the three months ended March 31, 2003. The impact of these gross profits is included in discontinued operations for the respective period.

        Corporate and Other

        Corporate and other consists of our community-based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization. The corporate and other category also consists of corporate general and administrative expenses that are not allocated to the segments for internal reporting purposes. Revenues for this segment increased $6.3 million to $53.4 million in the current quarter from $47.1 million in the same period of the prior year. Operating loss for the corporate and other segment improved $10.6 million, or 57.5%, to a loss of $7.8 million compared to a loss of $18.4 million in the same period of prior year. The primary driver for this gain in operating income is the reduction of shared selling general and administrative costs and depreciation expense that could not be allocated to the discontinued operations in accordance with SFAS 144.

Six months ended March 31, 2004 compared to the six months ended March 31, 2003

  Consolidated Overview

        When comparing current results to the results for the same period in the prior year, it is important to note that the prior year results include shared overhead costs. In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead charges that, in compliance with GAAP, could not be allocated to discontinued operations. For more information, see "—Certain Transactions and Events—Discontinued Operations."

        Net income available to common shareholders for the current year to date period was $2.5 million compared to $16.6 million for the same quarter of the prior year. The decline in net income available to common shareholders is primarily attributed to strategic planning, severance and other operating items of $42.7 million incurred primarily as a result of the spin-off of GHC. In the same period of the prior year, a net gain of $1.9 million was recorded in strategic planning, severance and other operating items. Also contributing to the decrease in net income available to common shareholders is an increase in interest expense. Income from discontinued operations for the current six month period declined principally due to the inclusion of only two months of discontinued operations prior to the spin-off of GHC compared to six months included in the prior year period. The aggregate decrease in net income available to common shareholders was offset by decreases in selling, general and administrative expenses of $12.4 million and an income tax benefit of $7.1 million compared to an income tax provision of $7.4 million in the prior fiscal period, in addition to the relief of preferred dividend requirements of $1.3 million.

        EBITDA for the six months ended March 31, 2004 was $11.6 million compared to EBITDA of $30.5 million in the same period of the prior year. The decrease in EBITDA is primarily attributable to strategic planning, severance and other operating items of $42.7 million incurred principally as a result of the spin-off of GHC. In the same period of the prior year, a net gain of $1.9 million was recorded in strategic planning, severance and other operating items. This was partially offset by an improvement in gross profit of $13.2 million in the six months ended March 31, 2004 when compared to the same period of the prior year.

        For the current year to date period, revenues were $695.0 million, an increase of $93.0 million, or 15.5%, over the same period in the prior year. This growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $89.1 million, or 18.0% over the same period in the prior year. Net revenues do not include intersegment revenues with GHC prior to the spin-off of $13.0 million and $39.7 million for the six months ended March 31, 2004 and 2003, respectively. The remaining increase in net revenues in the institutional pharmacy segment was due to favorable changes in bed mix, higher patient acuity and drug price inflation. Approximately $3.9 million of the increase in total revenues is attributable to growth in our corporate and other operating segment revenue.

        Cost of revenues increased by approximately $79.8 million, or 17.2%, for the current period to $544.3 million from $464.5 million. Of this growth, $71.7 million was attributed to revenue volume growth. As a percentage of net revenues, cost of revenues was 78.3% for the current year to date period compared to 77.1% for the same period in the prior year. The decline in gross profit as a percentage of revenue in the current year when compared to the prior year is the result of reduced pricing to GHC facilities effective after the spin-off of GHC, lower Medicaid reimbursement rates, and price increases in key pharmaceuticals that we purchase. The gross profits presented do not include gross profits on intersegment revenues from GHC prior to the spin-off of $2.7 million and $8.2 million for the six months ended March 31, 2004 and 2003, respectively. The impact of these gross profits is included in discontinued operations in the respective periods.

        Selling, general and administrative expenses decreased $12.4 million, or 11.4%, for the current year to date period to $96.5 million compared to $108.9 million in the same period of the prior year. Selling, general and administrative expenses for the six months of fiscal 2003 include shared overhead costs of approximately $15.6 million that, in accordance with SFAS 144, could not be allocated to discontinued operations. Salaries, wages and benefits decreased by approximately $7.0 million in the current year to date period when compared to the same period in the prior year. Bad debt expense decreased by approximately $2.8 million in the current period compared to the same period of the prior year due to improved collections efforts. Depreciation and amortization expense for the period was approximately $12.2 million compared with $15.3 million in the six months ended March 31, 2003. The decrease in depreciation and amortization expense is mainly attributable to depreciation related to shared corporate assets prior to the spin-off.

        For the six months ended March 31, 2004, we recognized $42.7 million in strategic planning, severance and other operating items. These costs include legal, professional and other fees incurred to complete the spin-off transaction of $17.5 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $9.0 million; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and severance costs incurred related to the restructuring of our field organization, consolidating certain regional functions including several smaller pharmacies and centralizing certain overhead functions. For more information, see "—Certain Transactions and Events—Strategic Planning, Severance and Other Operating Items."

        Interest expense increased by approximately $3.0 million for the current period to $10.2 million compared to $7.2 million in the same quarter of the prior year. Interest expense for the prior year was based on an allocation of the net assets of the continuing operations and the discontinued segment.

        Other expense was $2.3 million for the current period and $2.1 million for the same period in the prior year. Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners' share of the joint ventures' operating profit.

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

        Institutional pharmacy revenue increased $89.1 million, or 18.0%, to $585.0 million for the current year to date period compared to $496.0 million in the same period in the prior year. Net revenues of the institutional pharmacy segment do not include intersegment revenues with GHC prior to the spin-off of $13.0 million and $39.7 million for the six months ended March 31, 2004 and 2003, respectively. The remaining increase is attributed to an increase in the number of beds served as well as favorable changes in the bed mix, higher patient acuity and drug price inflation.

        Operating income of the institutional pharmacy segment increased $12.9 million, or 30.5%, to $55.1 million in the current period from $42.2 million for the same period in the prior year. EBITDA of the institutional pharmacy segment increased $13.1 million, or 27.0%, to $61.3 million in the current quarter from $48.2 million for the same period in the prior year. EBITDA margin increased to 10.5% from 9.7% for the same period. The gross profits presented do not include gross profit on intersegment revenues from GHC prior to the spin-off of $2.7 million and $8.2 million for the six months ended March 31, 2004 and 2003, respectively. The impact of these gross profits is included in discontinued operations in the respective periods.

  Corporate and Other

        Corporate and other consists of our community-based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization. The corporate and other category also consists of corporate general and administrative expenses that are not allocated to the segments for internal reporting purposes. Revenues for this segment increased $3.9 million to $110.0 million in the current quarter from $106.1 million in the same period of the prior year. Operating loss for the corporate and other segment increased $28.7 million from a loss of $26.9 million to a loss of $55.6 million for the six months ended March 31, 2004 compared to the same period in prior year. The primary driver of this decline in profitability is due to $42.7 million of costs incurred in connection with the spin-off compared to a net settlement gain of $1.9 million in the prior year period. See "Certain Transaction and Events—Strategic Planning, Severance and Other Operating Items" This increase in strategic planning and other operating items in fiscal 2004 was offset by declines in selling, general and administrative costs of $12.6 million and depreciation expense of $3.3 million related to shared overhead costs that, in accordance with SFAS 144, could not be allocated to discontinued operations.

Liquidity and Capital Resources

  Working Capital and Cash Flows

        At March 31, 2004 we had cash and equivalents of $91.3 million and net working capital of $309.1 million.

        On November 4, 2003, in anticipation of the spin-off, we issued $250 million aggregate principal amount of 6.875% senior subordinated notes due 2013. We also entered into a $100 million revolving credit facility, none of which was drawn at March 31, 2004, exclusive of $2.4 million required for outstanding letters of credit. The revolving credit facility matures in 2008 and bears interest at LIBOR plus 2% on borrowings and includes a committment fee of 0.50% on any unused commitment. See "—New Financing Arrangements" below.

        Our cash flow from operations generated cash of $35.2 million for the first six months of fiscal 2004 and we used $53.9 million in our investing activities for the purchase of capital items.

        During the first six months of fiscal 2004, we used $22.7 million in our financing activities. The net proceeds from the sale of our 6.875% senior subordinated notes, funds transferred from GHC and cash on hand were used to repay the following indebtedness:

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

        We currently have a $38.0 million deposit with our primary pharmaceutical wholesaler. The deposit is fully refundable to us at our request. This, combined with our contractual ability to elect 15-day payment terms with our primary pharmaceutical wholesaler, provides us the ability to use these funds as an additional resource to meet our working capital requirements, debt service and other cash needs over the next year, if needed.

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

  Non-Derivative Off-Balance Sheet Arrangements

  Financial Commitments

        We have future obligations for debt repayments and future minimum rentals under operating leases. These obligations as of March 31, 2004 have not materially changed from those amounts previously reported in our financial statements for the three months ended December 31, 2003.

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

Significant Accounting Policies

        Management's discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our annual report on Form 10-K for the fiscal year ended September 30, 2003 and our related Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2004:

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

  Inventory

        Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and equipment and are stated at acquisition cost. Counts of inventories on hand are performed on a quarterly basis at all sites. Because we do not utilize a perpetual inventory system, cost of revenues is estimated during non-inventory months and is adjusted to actual by recording the results of the quarterly count of actual physical inventories. We utilize the following criteria in developing estimated cost of revenues during non-inventory months:

  •
  historical cost of revenues trends based on the two most recent physical inventory counts; and

  •
  consideration and analysis of changes in customer base, product mix, or other issues that may impact cost of revenues.

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

        With regard to goodwill, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) on September 30, 2001 in accordance with the early adoption provisions of SOP 90-7. SFAS 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Prior to adopting SFAS 142, we amortized goodwill over periods not exceeding 40 years. The impairment test requires us to compare the fair value of our businesses to their carrying value including assigned goodwill. SFAS 142 requires an impairment test annually. Our assessments to date have indicated that goodwill has not been impaired. Events may occur in the future that could result in an impairment of our goodwill, and any resulting impairment charge could be material to our financial position, results of operations or cash flows.

        Our senior management has reviewed these critical accounting policies and estimates with our audit committee. During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," subsequently revised December 2003 (FIN 46R). FIN 46R defines a variable interest entity as an entity that either (a) has equity investors that lack sufficient controlling interest, including the ability to absorb the entity's expected future gains or losses, or (b) has equity investors that lack sufficient financial resources to support the entity and its activities without the financial support of another entity. FIN 46R requires that a variable interest entity should be consolidated by the company that bears the majority of the risk of future losses of the variable interest entity or is entitled to the majority of the expected returns of the variable interest entity, or both. The effective date of FIN 46R is no later than the end of the first reporting period ending after March 15, 2004. We adopted FIN 46R as of October 1, 2003 and there has been no material effect to our financial position or operating results as a result of such adoption.

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

        As of March 31, 2004, we were not a party to any derivative instrument.

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

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

U.S. ex rel Scherfel v. Genesis Health Ventures et al.

        In this action, brought in United States District Court for the District of New Jersey on March 16, 2000, the plaintiff alleges that a pharmacy purchased by us failed to process Medicaid credits for returned medications. The allegations are vaguely alleged for other jurisdictions. While the action was under seal in United States District Court, we fully cooperated with the Department of Justice's evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The United States District Court action is no longer under seal but remains administratively stayed pending resolution of the bankruptcy issues.

        The plaintiff filed a proof of claim in our bankruptcy proceedings initially for approximately $650 million and subsequently submitted an amended claim in the amount of approximately $325 million. We believe the allegations have no merit and objected to the proof of claim. In connection with an estimation of the proof of claim in the bankruptcy proceeding, we filed a motion for summary judgment urging that the claim be estimated at zero. On or about January 24, 2002, the United States Bankruptcy Court granted our motion and estimated the claim at zero.

        On or about February 11, 2002, the plaintiff appealed the Bankruptcy Court's granting of summary judgment to the United States District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the United States District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the United States District Court, the assets previously reserved for the plaintiff's claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the United States District Court denied the plaintiff's appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. The plaintiff filed an appeal to the Third Circuit Court of Appeals, which was heard April 13, 2004. A decision is expected by the end of the calendar year.

DEA Investigation

        In August 2001 and March 2002, our pharmacy located in Colorado reported missing inventory and potential diversion to the Drug Enforcement Administration ("DEA"), the local police and the Colorado Board of Pharmacy. As a result of the pharmacy reporting these incidents, the DEA commenced an audit of the pharmacy's operations. Under the Controlled Substance Act, the government may seek the potential value of the inventory diverted as well as other damages. The Colorado facility cooperated with all requests for information, including making its personnel and documents available to the government. On January 6, 2004, we settled this matter with the United States government by paying a civil penalty of $625,000 without admitting any liability. This amount was fully accrued in fiscal 2003.

Haskell et al v. Goldman Sachs & Co. et al

        This action was brought January 27, 2004, in the Supreme Court of New York, County of New York, by 275 former investors who collectively held over $205 million in subordinated debentures prior to the filing of our Chapter 11 bankruptcy petition in 2000. The case was subsequently removed to federal court and it is now pending in the U.S. District Court for the District of Delaware. The plaintiffs allege fraud and grossly negligent misrepresentation by the defendants in connection with the Bankruptcy Court's approval of our plan of reorganization confirmed by the Bankruptcy Court in 2001, canceling the subordinated debentures. The defendants, in addition to us, are Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our chief financial officer during the period in question. The plaintiffs seek to recover $200 million plus interest costs and fees.

Item 2.    Changes in Securities and Use of Proceeds—None

Item 3.    Defaults Upon Senior Securities—None

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a)		Exhibits
31.1
Certification of John J. Arlotta, Chief Executive Officer of the Company, dated May 14, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Richard W. Sunderland, Jr., Chief Financial Officer of the Company, dated May 14, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of John J. Arlotta, Chief Executive Officer, and Richard W. Sunderland, Jr., Chief Financial Officer, of the Company dated May 14, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1
Amendment No. 1 to Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of May 7, 2004, by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation.
(b)		Reports on Form 8-K
		1.	On January 30, 2004, the Company filed an amended Current Report on Form 8-K/A to update the pro forma financial information included in its Current Report on Form 8-K filed December 9, 2003.
		2.	On February 11, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 12 reporting its financial results for the fiscal quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeighborCare, Inc.
Date: May 14, 2004	/s/ RICHARD W. SUNDERLAND, JR.
Richard W. Sunderland, Jr. Chief Financial Officer
Date: May 14, 2004	/s/ JOHN J. ARLOTTA
John J. Arlotta Chairman, President and Chief Executive Officer