Form 10-Q
period 2004-06-30
NEIGHBORCARE INC
filed 2004-08-11
CIK 874265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-33217

NEIGHBORCARE, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	06-1132947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 East Pratt Street, 3rd Floor Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip code)

(410) 528-7300
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

YES ☒      NO ☐

As of August 12, 2004, 43,964,464 shares of the registrant’s common stock were outstanding and 259,612 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

Statements made in this report and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•                                          certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our unaudited condensed consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure requirements; the expected effects of government regulation on our business including the Medicare Prescription Drug, Improvement and Modernization Act of 2003; our ability to successfully implement our strategic objectives, including the effects of the spin-off of Genesis Healthcare Corporation (“GHC”) and the achievement of certain performance improvement initiatives within our institutional pharmacy segment, in order to improve current pharmacy profitability; costs associated with an unsolicited offer to acquire the Company; estimates in our significant accounting policies, including our allowance for doubtful accounts and the anticipated impact of long-lived asset impairments;

•                                          certain statements in “Quantitative and Qualitative Disclosures About Market Risk;” and

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

•                                          competition in our businesses;

•                                          the impact of Omnicare, Inc.’s unsolicited tender offer to acquire all of our outstanding common stock;

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

Certain of these risks are described in more detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as reclassified in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2004.

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	September 30, 2003

ASSETS
Current assets
Cash and cash equivalents	$70,144	$132,726
Restricted investments in marketable securities	—	29,320
Accounts receivable, net of allowance of $12.8 million and $48.6 million, respectively	225,480	366,886
Inventories	66,170	66,747
Prepaid expenses and other current assets	36,355	89,918
Total current assets	398,149	685,597
Property, plant and equipment, net	80,251	751,996
Restricted investments in marketable securities	—	61,271
Notes receivable and other investments	—	19,252
Other long-term assets	21,272	62,052
Identifiable intangible assets, net	13,852	20,866
Goodwill	356,776	337,695
Total assets	$870,300	$1,938,729

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,275	$20,135
Accounts payable and accrued expenses	106,430	214,689
Income taxes payable	—	4,116
Total current liabilities	110,705	238,940
Long-term debt	258,921	591,484
Other long-term liabilities	31,742	134,952
Total liabilities	401,368	965,376
Minority interest	9,596	10,359
Redeemable preferred stock	—	46,831
SHAREHOLDERS’ EQUITY	459,336	916,163
Total liabilities and shareholders’ equity	$870,300	$1,938,729

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands except per share amounts)

	Three Months Ended June 30,
	2004	2003

Net revenues	$371,094	$318,886
Cost of revenues	294,061	246,360
Gross profit	77,033	72,526
Selling, general and administrative	48,807	54,600
Depreciation and amortization	7,107	7,785
Strategic planning, severance and other operating items	792	11,474
Takeover defense expenses	16,751	—
Operating income (loss)	3,576	(1,333)
Interest expense, net	4,492	3,419
Other expense	1,137	1,151
Loss before income tax provision (benefit)	(2,053)	(5,903)
Income tax provision (benefit)	4,720	(11,851)
Income (loss) from continuing operations	(6,773)	5,948
Income from discontinued operations, net of taxes	—	1,184
Net income (loss)	(6,773)	7,132
Preferred stock dividends	—	660
Net income (loss) available to common shareholders	$(6,773)	$6,472

Other comprehensive income:
Unrealized gain on marketable securities	—	240
Fair value change of derivative instruments, net	—	(1,869)
Comprehensive income (loss)	$(6,773)	$4,843

Per common share data
Basic
Income (loss) from continuing operations	$(0.16)	$0.13
Income from discontinued operations	$—	$0.03
Net income (loss) available to common shareholders	$(0.16)	$0.16
Weighted average shares outstanding	43,682	40,097
Diluted
Income (loss) from continuing operations	$(0.16)	$0.13
Income from discontinued operations	$—	$0.03
Net income (loss) available to common shareholders	$(0.16)	$0.16
Weighted average shares outstanding	43,682	40,097

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands except per share amounts)

	Nine Months Ended June 30,
	2004	2003

Net revenues	$1,066,134	$920,924
Cost of revenues	838,317	710,817
Gross profit	227,817	210,107
Selling, general and administrative	145,286	163,507
Depreciation and amortization	19,263	23,048
Strategic planning, severance and other operating items	43,494	9,603
Takeover defense expenses	16,751	—
Operating income	3,023	13,949
Interest expense, net	14,699	10,636
Other expense	3,454	3,281
Income (loss) before income tax benefit	(15,130)	32
Income tax benefit	(2,423)	(4,404)
Income (loss) from continuing operations	(12,707)	4,436
Income from discontinued operations, net of taxes	8,435	20,646
Net income (loss)	(4,272)	25,082
Preferred stock dividends	—	2,009
Net income (loss) available to common shareholders	$(4,272)	$23,073

Other comprehensive income (loss):
Unrealized gain on marketable securities	—	211
Fair value change of derivative instruments, net	—	(3,430)
Comprehensive income (loss)	$(4,272)	$19,854

Per common share data
Basic
Income (loss) from continuing operations	$(0.30)	$0.06
Income from discontinued operations	$0.20	$0.50
Net income (loss) available to common shareholders	$(0.10)	$0.56
Weighted average shares outstanding	42,565	41,135
Diluted
Income (loss) from continuing operations	$(0.30)	$0.06
Income from discontinued operations	$0.20	$0.50
Net income (loss) available to common shareholders	$(0.10)	$0.56
Weighted average shares outstanding	42,565	41,135

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NEIGHBORCARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended June 30,
	2004	2003

Cash flows from operating activities
Net income (loss) available to common shareholders	$(4,271)	$23,073
Net charges included in operations not requiring funds	40,408	106,836
Changes in operating assets and liabilities
Change in accounts receivable, net	(52,884)	(23,835)
Change in accounts payable and accrued expenses	81,785	(16,606)
Cash paid for debt restructuring costs	—	(1,677)
Other, net	(21,723)	(6,673)
Net cash provided by operating activities	43,315	81,118
Cash flows from investing activities
Capital expenditures	(21,866)	(42,496)
Business acquisitions, net of cash acquired	(26,309)	—
Other, net	(33,432)	50,258
Net cash (used in) provided by investing activities	(81,607)	7,762
Cash flows from financing activities
Distributions of cash to GHC	(72,161)	—
Funds received from GHC for debt financing	353,001	—
Repayment of long-term debt	(557,918)	(66,617)
Proceeds from issuance of long-term debt, net of debt issuance costs	240,804	—
Repurchase of common stock	—	(36,207)
Other	11,984	—
Net cash used in financing activities	(24,290)	(102,824)
Net decrease in cash and cash equivalents	(62,582)	(13,944)
Cash and cash equivalents at beginning of period	132,726	148,030
Cash and cash equivalents at end of period	$70,144	$134,086

Non-cash investing and financing activities
Distribution of net assets to GHC	(437,157)	—
Conversion of preferred stock to common stock	(46,831)	—

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

NeighborCare is the third largest provider of institutional pharmacy services in the United States. As of June 30, 2004, NeighborCare provided pharmacy services for approximately 263,000 beds in long-term care facilities in 32 states and the District of Columbia. The Company’s pharmacy operations consist of 66 institutional pharmacies (five are jointly-owned), 32 community-based professional retail pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers’ facilities and serve only customers of that facility. In addition, NeighborCare operates 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

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

In general, pursuant to the terms of the separation and distribution agreement between NeighborCare and GHC, all assets of the inpatient services business prior to the date of the spin-off became assets of GHC. The separation and distribution agreement also provides for assumptions of liabilities and cross-indemnities arising out of or in connection with the inpatient services business to GHC and all liabilities arising out of or in connection with the pharmacy services business to NeighborCare. In addition, GHC will indemnify NeighborCare for liabilities relating to the past inpatient services business. As a result of the spin-off, the Company’s consolidated  financial statements have been reclassified to reflect GHC as discontinued operations in the condensed consolidated statements of operations for all periods presented.

On November 4, 2003, in anticipation of the spin-off, the Company refinanced all of its remaining long-term debt through the issuance of $250 million aggregate principal amount of its 6.875% senior subordinated notes due 2013 and through proceeds received from GHC in accordance with its issuance in October 2003 of $225 million aggregate principal amount of 8% senior subordinated notes due 2013.

In order to facilitate the transition to two separate publicly traded companies, NeighborCare and GHC have entered into certain agreements that, among other things, will govern the ongoing relationship between NeighborCare and GHC. These agreements include a tax sharing agreement, a transition services agreement, a pharmacy services agreement, a Tidewater membership agreement, employee benefit and pharmacy management agreements, and a master agreement for specialty beds and oxygen concentrators. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Transactions and Events—Agreements with GHC” for more detail regarding the Company’s agreements with GHC.

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

For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as reclassified in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2004.

2.                                      Significant Accounting Policies

Management’s Use of Estimates

An accounting policy is considered to be significant if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of certain accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. The following represent significant accounting policies requiring the use of estimates:

•                                          Allowance for Doubtful Accounts;

•                                          Inventories, Including Vendor Rebates;

•                                          Revenue Recognition / Contractual Allowances; and

•                                          Valuation of Long-Lived Assets.

Senior management has reviewed these significant accounting policies and estimates with the Company’s audit committee. During the current quarter, there were no material changes made to the estimates or methods by which estimates are derived with regard to the significant accounting policies of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies” for more detail regarding the Company’s significant accounting policies.

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

Stock Option Accounting

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). As permitted by SFAS 148, the Company applies the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and restricted stock plans.  The intrinsic value of the restricted stock awards granted during fiscal 2004 is equal to the fair value as defined by SFAS 123, therefore, there is no pro forma impact to the financial statements.  Had the Company determined compensation cost of outstanding stock options based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	Three months ended		Nine months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss) available to common shareholders-as reported	$(6,773)	$6,472	$(4,272)	$23,072
Add stock-based compensation expense included in net income (loss) as reported, net of tax effect	271	—	485	—
Deduct stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effect	(626)	(1,260)	(4,471)	(2,463)
Net income (loss) available to common shareholders-pro forma	$(7,128)	$5,212	$(8,258)	$20,609

Earnings per share:
Basic—as reported	$(0.16)	$0.16	$(0.10)	$0.56
Basic—pro forma	(0.16)	0.13	(0.19)	0.50
Diluted—as reported	(0.16)	0.16	(0.10)	0.56
Diluted—pro forma	(0.16)	0.13	(0.19)	0.50

At June 30, 2004, 2,281,904 options to purchase NeighborCare common stock were outstanding with exercise prices ranging from $10.73 to $21.50.  Of the outstanding options, 1,259,796 are vested and fully exercisable and 1,022,108 remain unvested at June 30, 2004.  The fair value of stock options granted during the three and nine month periods ended June 30, 2004 and 2003, respectively, is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2004 and 2003:

	Three months ended		Nine months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Volatility	120.66%	25.61%	80.75%	41.83%
Expected life (in years)	5	3.3	5	3.3
Rate of return	3.1%	2.54%	3.1%	2.54%
Dividend yield	0%	0%	0%	0%

3.                                      Discontinued Operations

Effective December 1, 2003, NeighborCare completed its plan of disposition for GHC through a distribution of GHC common stock to NeighborCare’s shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described in Note 1.

In the normal course of business, NeighborCare evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued businesses, including assets held for sale or distributed to shareholders, are removed from the results of continuing operations. The results of operations in both the current and prior year periods are classified as discontinued operations in the unaudited condensed consolidated statements of operations.

The following table sets forth the components of income from discontinued operations for the current quarter and year to date periods compared to the same periods last year (in thousands):

	Three months ended		Nine months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net revenues of GHC	$—	$349,773	$250,927	$1,064,800
Net operating income of GHC	—	16,498	16,450	51,724
Net operating loss of other units	—	(291)	—	(804)
Income from discontinued operations before interest and taxes	—	16,207	16,450	50,920
Interest expense allocation	—	4,807	2,467	14,939
Income tax expense	—	10,216	5,548	15,335
Net income from discontinued operations	$—	$1,184	$8,435	$20,646

4.                                      Strategic Planning, Severance and Other Operating Items

NeighborCare has incurred costs that are directly attributable to the Company’s transforming to a pharmacy-based business and certain of its short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other operating items.” A summary of these costs for the nine months ended June 30, 2004 follows (in thousands):

	Accrued at				Accrued at
	September 30, 2003	Nine Months Ended June 30, 2004			June 30,2004
		Provision	Paid	Non-Cash

Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$12,311	$10,601	$833	$1,877
Strategic planning and other items	2,160	31,183	27,203	6,112	28
Total	$3,160	$43,494	$37,804	$6,945	$1,905

Strategic planning, severance and other operating items for the nine months ended June 30, 2004 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $16.7 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $10.2 million, including severance incurred due to the resignation of the Company’s former Chief Financial Officer; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and severance and related costs incurred pursuant to the Company’s corporate and regional consolidations in the second and third quarter of fiscal 2004 of $2.1 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate the Company’s commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million. The majority of the amounts accrued at June 30, 2004 are expected to be paid during the fourth quarter of fiscal 2004.

Strategic planning, severance and other operating items for the nine months ended June 30, 2003 are primarily attributable to the Company entering into a termination and settlement agreement with Omnicare, Inc. whereby the Company agreed to terminate a merger agreement it had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services. Pursuant to the termination and settlement agreement, the Company agreed to terminate the merger agreement with NCS and Omnicare agreed to pay the Company a $22.0 million break-up fee. On December 16, 2002, the Company terminated the merger agreement. The Company recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. The Company collected $6.0 million of the break-up fee in December 2002, with the remaining $16.0 million received in January 2003. The net gain was offset by severance and related costs associated with the resignation of Richard R. Howard, the Company’s former vice-chairman, of approximately $4.8 million. The remaining $16.6 million of strategic planning and other operating items for the period primarily relate to consulting and other professional fees.

5.                                      Takeover Defense Expenses

On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of NeighborCare common stock for $30 per share in cash. On May 25, 2004, the Company announced that the board of directors unanimously rejected the proposal. On June 3, 2004, Omincare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of NeighborCare common stock for $30 per share in cash.  The tender offer formally commenced on June 4, 2004 and was originally stated to expire on July 7, 2004.  On June 25, 2004, Omnicare, Inc. amended its offer extending the expiration date to July 30, 2004.  On July 31, 2004, Omnicare, Inc. further amended its offer extending the expiration date to August 31, 2004.  For further information relating to the tender offer, refer to the Company’s Schedule 14D-9 filed with the Securities Exchange Commission on June 14, 2004, and subsequent amendments thereof.

As a result of the tender offer, the Company incurred various expenses in connection with its defense of the tender offer including legal, investment banking and other fees aggregating $16.8 million as of June 30, 2004. These amounts remain accrued at June 30, 2004.

6.                                      Long-Term Debt

Long-term debt at June 30, 2004 and September 30, 2003 consists of the following (in thousands):

	June 30, 2004	September 30, 2003

Secured debt
Senior Credit Facility
Term Loan	$—	$246,875
Delayed Draw Term Loan	—	68,162
Total Senior Credit Facility	—	315,037
Senior Secured Notes	—	240,176
Senior Subordinated Notes due 2013	250,000	—
Capital leases and other secured debt	13,196	56,406
Total debt	263,196	611,619
Less:
Current portion of long-term debt	(4,275)	(20,135)
Long-term debt	$258,921	$591,484

During the quarter ended December 31, 2003, the Company repaid substantially all of its existing long-term debt using the proceeds of the Company’s $250 million senior subordinated notes offering and GHC’s $225 million senior subordinated notes offering.

7.                                      Guarantor Subsidiaries and Condensed Consolidated Financial Statements

The Company’s $250 million senior subordinated notes due 2013 are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of the Company (Guarantors). Those subsidiaries that do not guarantee the notes consist of the joint ventures in which NeighborCare has a greater than 50% share in the equity and earnings thereof (Non-Guarantors). Separate financial statements of the guarantor subsidiaries have not been prepared because management believes it would not be material to investors. The following tables present the condensed consolidating financial statements of NeighborCare, Inc. (Parent), the guarantor subsidiaries and the non-guarantor subsidiaries:

Condensed Consolidating Balance Sheets
June 30, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Assets
Accounts receivable, net	$166,467	$194,275	$18,212	$(153,474)	$225,480
Other current assets	93,112	67,947	11,610	—	172,669
Property, plant and equipment, net	17,765	54,831	7,655	—	80,251
Investment in subsidiaries	24,334	1,299	—	(25,133)	500
Goodwill	331,024	23,494	2,258	—	356,776
Other long-term assets	28,197	6,354	73	—	34,624
	$660,899	$348,200	$39,808	$(178,607)	$870,300

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$72,352	$182,702	$4,850	$(153,474)	$106,430
Current portion of long-term debt	4,262	—	13	—	4,275
Long-term debt less current portion	256,537	893	1,491	—	258,921
Other non-current liabilities	41,338	—	—	—	41,338
Shareholders’ equity	286,410	164,605	33,454	(25,133)	459,336
	$660,899	$348,200	$39,808	$(178,607)	$870,300

Condensed Consolidating Balance Sheets
September 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Assets
Accounts receivable, net	$777,592	$155,782	$213,111	$(779,599)	$366,886
Other current assets	186,884	61,069	70,758	—	318,711
Property, plant and equipment, net	14,687	51,682	685,627	—	751,996
Investment in subsidiaries	25,435	1,088	10,058	(27,759)	8,822
Goodwill	330,975	1,509	5,211	—	337,695
Other long-term assets	64,300	3,604	86,715	—	154,619
	$1,399,873	$274,734	$1,071,480	$(807,358)	$1,938,729

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$29,786	$117,386	$851,232	$(779,599)	218,805
Current portion of long-term debt	18,069	—	2,066	—	20,135
Long-term debt less current portion	545,224	340	45,920	—	591,484
Other non-current liabilities	152,918	9,856	29,368	—	192,142
Shareholders’ equity	653,876	147,152	142,894	(27,759)	916,163
	$1,399,873	$274,734	$1,071,480	$(807,358)	$1,938,729

Condensed Consolidating Statements of Operations
Three months ended
June 30, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Net revenues	$—	$332,189	$38,905	$371,094
Cost of revenues	—	265,603	28,458	294,061
Gross profit	—	66,586	10,447	77,033
Operating expenses	32,491	35,270	5,696	73,457
Interest expense (income), net	4,463	(24)	53	4,492
Other expense (income)	1,280	(143)	—	1,137
Income (loss) before income tax provision	(38,234)	31,483	4,698	(2,053)
Income tax provision	4,720	—	—	4,720
Income (loss) from continuing operations and net income (loss)	$(42,954)	$31,483	$4,698	$(6,773)

Condensed Consolidating Statements of Operations
Three months ended
June 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Net revenues	$—	$284,291	$34,595	$318,886
Cost of revenues	—	221,713	24,647	246,360
Gross profit	—	62,578	9,948	72,526
Operating expenses	33,109	35,438	5,312	73,859
Interest expense (income), net	3,393	(41)	67	3,419
Other expense (income)	1,314	(163)	—	1,151
Income (loss) before income tax provision (benefit)	(37,816)	27,344	4,569	(5,903)
Income tax provision (benefit)	(12,029)	178	—	(11,851)
Income (loss) from continuing operations	(25,787)	27,166	4,569	5,948
Income from discontinued operations, net of taxes	1,184	—	—	1,184
Net income (loss)	$(24,603)	$27,166	$4,569	$7,132

Condensed Consolidating Statements of Operations
Nine months ended
June 30, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Net revenues	$—	$952,053	$114,081	$1,066,134
Cost of revenues	—	755,185	83,132	838,317
Gross profit	—	196,868	30,949	227,817
Operating expenses	99,777	108,291	16,726	224,794
Interest expense, net	14,392	147	160	14,699
Other expense (income)	3,945	(491)	—	3,454
Income (loss) before income taxes	(118,114)	88,921	14,063	(15,130)
Income tax benefit	(2,423)	—	—	(2,423)
Income (loss) from continuing operations	(115,691)	88,921	14,063	(12,707)
Income from discontinued operations, net of taxes	8,435	—	—	8,435
Net income (loss)	$(107,256)	$88,921	$14,063	$(4,272)

Condensed Consolidating Statements of Operations
Nine months ended
June 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Net revenues	$—	$821,027	$99,897	$920,924
Cost of revenues	—	639,569	71,248	710,817
Gross profit	—	181,458	28,649	210,107
Operating expenses	72,592	108,048	15,518	196,158
Interest expense (income), net	10,685	(221)	172	10,636
Other expense (income)	3,720	(439)	—	3,281
Income (loss) before income tax provision (benefit)	(86,997)	74,070	12,959	32
Income tax provision (benefit)	(5,175)	771	—	(4,404)
Income from continuing operations	(81,822)	73,299	12,959	4,436
Income from discontinued operations, net of taxes	20,646	—	—	20,646
Net income (loss)	$(61,176)	$73,299	$12,959	$25,082

Condensed Consolidating Statements of Cash Flows
Nine months ended
June 30, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Cash flow from operating activities	$(15,626)	$121,272	$(62,331)	$43,315
Cash flow from investing activities	(77,573)	(970)	(3,064)	(81,607)
Cash flow from financing activities	(34,239)	534	9,415	(24,290)

Condensed Consolidating Statements of Cash Flows
Nine months ended
June 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Cash flow from operating activities	$(2,329)	$59,592	$23,855	$81,118
Cash flow from investing activities	(27,656)	(6,416)	41,834	7,762
Cash flow from financing activities	(131,523)	224	28,475	(102,824)

8.                                      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three month and nine month periods ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three months ended		Nine months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Earnings:
Basic and diluted calculation:
Income (loss) from continuing operations, net of preferred dividends	$(6,773)	$5,288	$(12,707)	$2,426
Income from discontinued operations	—	1,184	8,435	20,646
Net income (loss) available to common shareholders	$(6,773)	$6,472	$(4,272)	$23,072

Shares:
Weighted average shares outstanding — basic	43,682	40,097	42,565	41,135
Assumed conversion of preferred stock	—	—	—	—
Weighted average shares outstanding — diluted	43,682	40,097	42,565	41,135

Per common share data:
Basic:
Income (loss) from continuing operations	$(0.16)	$0.13	$(0.30)	$0.06
Income from discontinued operations	—	0.03	0.20	0.50
Net income available to common shareholders	(0.16)	0.16	(0.10)	0.56
Diluted:
Income (loss) from continuing operations	$(0.16)	$0.13	$(0.30)	$0.06
Income from discontinued operations	—	0.03	0.20	0.50
Net income available to common shareholders	(0.16)	0.16	(0.10)	0.56

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

Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, vesting of restricted stock awards and also the assumed conversion of preferred stock. For the three and nine months ended June 30, 2004 basic and diluted shares outstanding are the same because the Company reported a net loss from continuing operations for the periods; thus the effect of including the additional shares from such assumed exercise would be anti-dilutive. For the three and nine months ended June 30, 2003, the assumed conversion of preferred stock is antidilutive and therefore is not included in calculating diluted shares outstanding.  As of June 30, 2004, there were 291,530 shares of restricted stock issued and outstanding of which 59,262 were vested.  Also as of June 30, 2004, there were 2,281,904 stock options outstanding of which 1,259,796 are fully vested.

9.                                       Segment Information

The Company’s principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of the Company’s internal organization. The Company has two reportable segments: (1) institutional pharmacy business and (2) corporate and other.

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

	Institutional Pharmacy	Corporate and Other	Consolidated
	(in thousands)

Three months ended June 30, 2004
Net revenues	$317,794	$53,300	$371,094
Gross profit	60,952	16,081	77,033
Operating income (loss)	31,063	(27,487)	3,576
Three months ended June 30, 2003
Net revenues	$264,035	$54,851	$318,886
Gross profit	54,081	18,445	72,526
Operating income (loss)	24,206	(25,539)	(1,333)
Nine months ended June 30, 2004
Net revenues	$902,840	$163,294	$1,066,134
Gross profit	176,784	51,033	227,817
Operating income (loss)	86,158	(83,135)	3,023
Nine months ended June 30, 2003
Net revenues	$760,021	$160,903	$920,924
Gross profit	156,915	53,192	210,107
Operating income (loss)	66,447	(52,498)	13,949
Total assets as of
June 30, 2004	$194,426	$675,874	$870,300
September 30, 2003	192,149	1,746,580	1,938,729

10.                               Guarantees

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. As of June 30, 2004, the Company had guaranty obligations related to various leases and subleases entered into by GHC, the former inpatient services business of NeighborCare. These obligations remained with NeighborCare following the spin-off and certain of these guarantees were not assigned under the separation and distribution agreement. The guarantees secure the payment of annual rents due to lessors for various long-term care facilities and specialized nursing centers. The nature of the guarantees only require cash payment in the event of default by GHC and does not guarantee residual values of the leased properties, and as such, no initial liability was recorded. The obligations in the aggregate require the guarantee of future lease payments of $2.6 million for the remainder of fiscal 2004, $5.8 million in fiscal 2005, $5.6 million in fiscal 2006, $4.6 million in fiscal 2007 and $4.2 million thereafter. Remaining annual rents for these guaranteed leases and subleases that are not indemnified by GHC aggregate $1.0 million for the remainder of 2004 and $4.2 million annually thereafter through March 2, 2009.

11.                               Acquisitions

On June 1, 2004, the Company completed the acquisition of The Medicine Centre, LLC by purchasing all outstanding ownership interests in The Medicine Centre, LLC.  Also on June 1, 2004, the Company acquired all of the outstanding stock of Capitol Home Infusion, Inc. On January 22, 2004, the Company completed the acquisition of certain of the assets of Texas Long-Term Care Pharmacy Services, LLC. The aggregate purchase price for these acquisitions was approximately $28.8 million including liabilities assumed.

Results of these completed acquisitions are included in the Company’s consolidated statements of operations from the date of acquisition.  The Company’s preliminary purchase price allocation is as follows (in thousands):

Accounts receivable, net	$3,883
Inventories	1,789
Other current assets	835
Property, plant and equipment	966
Goodwill	20,225
Other intangible assets	3,036
Total liabilities assumed	(3,549)
Net assets acquired through acquisitions	$27,185

12.                               Income Taxes

The Company’s provision (benefit) for income taxes from continuing operations for the three months ended June 30, 2004 and 2003 and the nine months ended June 30, 2004 and 2003 was $4.7 million, $(11.9) million, $(2.4) million and $(4.4) million, respectively. The income tax benefit of any NOL carryforward utilization will be applied first as a reduction to goodwill and, thereafter, as a direct addition to paid in capital, pursuant to Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” at such time it is assured.

13.                               Preferred Stock Conversion

Effective December 16, 2003, the Company’s board of directors exercised its option for mandatory conversion of the Series A preferred stock, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of NeighborCare, Inc. common stock pursuant to the terms of the Company’s amended and restated articles of incorporation. Prior to December 16, 2003, 38,377 shares of Series A preferred stock were voluntarily converted into 293,643 shares of the Company’s common stock. The Series A preferred stock is reflected in the September 30, 2003 consolidated balance sheet under redeemable preferred stock.

14.                               Restricted Stock

On June 15, 2004, the Company’s shareholders approved the 2004 Performance Incentive Plan (“the Plan”).  The aggregate number of shares that may be issued under the Plan is 5,000,000.  As of June 30, 2004, 296,946 shares of restricted stock have been issued to NeighborCare employees under the Plan, of which 64,678 are fully vested and 26,647 have been surrendered to fulfill employee income tax obligations resulting from the grants.  These restricted stock grants were issued out of the treasury shares held on June 15, 2004.  Restrictions on grants to employees typically vest ratably over three years from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested.  In addition, as of June 30, 2004, 21,232 shares of restricted stock have been issued to members of the Company’s board of directors.  Restricted shares issued to current board members are restricted such that the holder cannot sell or trade the stock unless the seller’s holdings in NeighborCare stock exceed $285,000 after the sale or trade occurs.  The restrictions immediately lapse upon the holder’s termination of board membership.

15.                               Changes in Shareholders’ Equity

The rollforward of shareholders’ equity is as follows (in thousands):

Balance at September 30, 2003	$916,163
Conversion of preferred stock	46,831
Distribution to shareholders of common stock of GHC	(509,687)
Other	10,301
Net loss	(4,272)
Balance at June 30, 2004	$459,336

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

NeighborCare, Inc. (formerly named Genesis Health Ventures, Inc.) was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, “NeighborCare,” or the “Company,” “we,” “our” or “us” refers to NeighborCare, Inc. and its subsidiaries.

We are the third largest provider of institutional pharmacy services in the United States. As of June 30, 2004, we provided pharmacy services for approximately 263,000 beds in long-term care facilities in 32 states and the District of Columbia. Our pharmacy operations consist of 66 institutional pharmacies (five are jointly-owned), 32 community-based professional retail pharmacies (two are jointly-owned) and 20 on-site pharmacies which are located in customers’ facilities and serve only customers of that facility. In addition, we operate 16 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

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

Our home infusion, respiratory and medical equipment distribution business provides a wide array of products and services to support the home care needs of a range of individuals of all ages. We work with physicians, hospital discharge planners, case managers and managed care organizations who refer these individuals to us. Services include respiratory and medical equipment (such as oxygen, hospital beds, wheelchairs and respiratory medications), as well as home infusion (such as antibiotics, total parenteral nutrition, chemotherapy and pain management).

We also own and operate Tidewater Healthcare Shared Services Group, Inc. (“Tidewater”), one of the largest long-term care group purchasing organizations in the country. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities.

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

After the short-term objectives of the board of directors were achieved, we continued to evaluate strategic alternatives to enhance shareholder value and improve market performance. Such evaluations led to exploration of separating our business into two distinct businesses. In late 2002, the board of directors retained independent consultants to evaluate the impact of potentially separating the pharmacy business and the eldercare business by way of a spin-off. By February 2003, the board of directors approved a plan to spin-off the inpatient services segment into a separate legal operating entity under the name Genesis Healthcare Corporation (“GHC”).

Strategic Planning, Severance and Other Operating Items

We have incurred costs that are directly attributable to the transformation to a pharmacy-based business and certain of our short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other operating items.” A summary of these costs at June 30, 2004 follows (in thousands):

	Accrued at				Accrued at
	September 30, 2003	Nine Months Ended June 30, 2004			June 30, 2004
		Provision	Paid	Non-Cash

Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$12,311	$10,601	$833	$1,877
Strategic planning and other items	2,160	31,183	27,203	6,112	28
Total	$3,160	$43,494	$37,804	$6,945	$1,905

Strategic planning, severance and other operating items for the nine months ended June 30, 2004 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $16.7 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $10.2 million, including severance to our former Chief Financial Officer as a result of his resignation; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and severance and related costs incurred pursuant to our corporate and regional consolidation in the second and third quarter of fiscal 2004 of $2.1 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate our commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million. The majority of the amounts accrued at June 30, 2004 are expected to be paid during the fourth quarter of fiscal 2004.

Strategic planning, severance and other operating items for the nine months ended June 30, 2003 are primarily attributable to us entering into a termination and settlement agreement with Omnicare, Inc. whereby we agreed to terminate a merger agreement we had entered into with NCS Healthcare, Inc., a provider of institutional pharmacy services. Pursuant to the termination and settlement agreement, we agreed to terminate the merger agreement with NCS and Omnicare agreed to pay us a $22.0 million break-up fee. On

December 16, 2002, the Company terminated the merger agreement. The Company recognized the break-up fee net of $11.8 million of financing, legal and other costs directly attributable to the proposed merger with NCS. We collected $6.0 million of the break-up fee in December 2002, with the remaining $16.0 million received in January 2003. The net gain was offset by severance and related costs associated with the resignation of Richard R. Howard, our former vice-chairman, of approximately $4.8 million. The remaining $16.6 million of strategic planning and other operating items for the period primarily relate to consulting and other professional fees.

Omnicare, Inc. Tender Offer

On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of our common stock for $30 per share in cash. On May 25, 2004, we announced that our board of directors unanimously rejected the proposal. On June 3, 2004, Omincare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of our common stock for $30 per share in cash.  The tender offer formally commenced on June 4, 2004 and was originally stated to expire on July 7, 2004.  On June 25, 2004, Omnicare, Inc. amended its offer extending the expiration date to July 30, 2004.  On July 31,2004 Omnicare, Inc. further amended its offer extending the expiration date to August 31, 2004.  For further information relating to the tender offer, refer to our Schedule 14D-9 filed with the Securities and Exchange Commission on June 14, 2004, and subsequent amendments thereof.

As a result of the tender offer, we incurred various expenses in connection with our defense of the tender offer including legal, investment banking and other fees aggregating $16.8 million as of June 30, 2004. These amounts remain accrued at June 30, 2004.

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

The following table sets forth the components of net income (loss) from discontinued operations for the current quarter and year to date periods compared to the same periods last year (in thousands):

	Three months ended		Nine months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net revenues of GHC	$—	$349,773	$250,927	$1,064,800
Net operating income of GHC	—	16,498	16,450	51,724
Net operating loss of other units	—	(291)	—	(804)
Income from discontinued operations before interest and taxes	—	16,207	16,450	50,920
Interest expense allocation	—	4,807	2,467	14,939
Income tax expense	—	10,216	5,548	15,335
Net income from discontinued operations	$—	$1,184	$8,435	$20,646

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead expenses that were incurred for the benefit of both our continuing operations and the spun-off operations of GHC which are included in the continuing operations of our entity. Therefore, our operating results for the periods presented do not necessarily reflect the actual operating expenses of our continuing pharmacy operations. Overhead expenses that were not allocated to discontinued operations primarily included corporate selling, general and administrative expenses including salaries, wages and benefits. For purposes of the following table, we allocated the shared overhead expenses based upon revenue or certain expense categories, whichever was deemed more reflective of the underlying expenses. The allocated expenses may not be representative of our overhead cost reductions as a stand-alone company. The following table outlines our operating income assuming that overhead expenses attributable to our former inpatient services business, as allocated, were included in discontinued operations:

	Three months ended		Nine months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Operating income (loss) as reported	$3,576	$(1,333)	$3,023	$13,949
Overhead expenses allocated to GHC	—	7,950	—	23,492
Adjusted operating income	$3,576	$6,617	$3,023	$37,441

Income from discontinued operations, net of taxes, as reported	$—	$1,184	$8,435	$20,646
Overhead expenses, net of tax effect	—	4,770	—	14,095
Adjusted income (loss) from discontinued operations, net of taxes	$—	$(3,586)	$8,435	$6,551

Agreements with GHC

In furtherance of the spin-off, we and GHC entered into a separation and distribution agreement which sets forth the agreements between us and GHC with respect to the principal corporate transactions required to consummate the spin-off and contains other agreements governing the relationship between us and GHC thereafter.  We or our subsidiaries, as applicable, and GHC have also entered into certain mutually beneficial commercial arrangements which govern the current relationship between us and GHC.

These agreements include: (i) a tax sharing agreement which governs the respective rights, responsibilities, and obligations of us and GHC after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns; (ii) a transition services agreement which provides for the provision of transitional services by GHC to us, including, without limitation, the provision of information systems, tax services, financial systems and bankruptcy claims processing; (iii) a master agreement for pharmacy, pharmacy consulting and related products and services which provides the terms and conditions on which our subsidiary, NeighborCare Pharmacy Services, Inc. (“NCPS”), provides pharmacy, pharmacy consulting and medical supply products and services to all long-term care facilities owned or leased by GHC or its affiliates, as amended; (iv) a Tidewater membership agreement which provides the terms and conditions on which Tidewater provides group purchasing and shared services programs to the skilled nursing facilities and assisted living facilities operated by GHC; (v) an employee benefits agreement which provides for our and GHC’s responsibilities and obligations regarding certain employee compensation, benefit and labor related matters after the spin-off; (vi) a pharmacy benefit management agreement which provides the terms and conditions under which our subsidiary, CareCard, Inc., provides pharmacy benefit management services, as well as access to retail and mail pharmacy services, to GHC; and (vii) a master agreement for specialty beds and oxygen concentrators which provides the agreements between NCPS and GHC relating to the provision of certain equipment and related services to GHC’s skilled nursing and assisted living facilities.

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

The Medicare program is currently administered by fiscal intermediaries (for Medicare Part A and some Medicare Part B services) and carriers (for Medicare Part B) under the direction of the Centers for Medicare and Medicaid Services, or CMS, the Medicare and Medicaid oversight division of the United States Department of Health and Human Services, or “DHHS.”

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

Congress has enacted laws directly affecting our business and the skilled nursing facilities served by us. Three major laws during the past nine years have significantly altered payment for nursing home and medical ancillary services. Healthcare related legislation has significantly impacted our business, and future legislation and regulations are likely to affect us.

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

Because of the recent enactment of the Medicare Modernization Act and its broad scope, we are not in a position to fully assess its impact on our business. The impact of the legislation depends upon a variety of factors, including patient mix. It is not clear at this time whether this new legislation will have an overall negative impact on institutional and long-term care pharmacy services. There are provisions which recognize the unique needs of the long-term care resident contained in the legislation. For example, the Secretary, CMS, is required to review the current standards of practice for pharmacy services provided to long-term care beneficiaries and to prepare a plan for review by the Congress designed to protect the safety and quality of care of nursing facility patients, including the appropriate reimbursement within 18 months of enactment. Nevertheless, this legislation may reduce revenue and impose additional costs to the industry. DHHS has recently promulgated regulations under the Act. It is too soon to evaluate the impact of these regulations. NeighborCare will continue to work closely with CMS directly, as well as through the Long Term Care Pharmacy Alliance, to offer its expertise in pharmaceutical care for the elderly.

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

Revisions made by the Medicare Modernization Act are expected to provide significant relief to states as Medicare coverage becomes primary to Medicaid assistance for dually eligible individuals. While those provisions making Medicare primary to Medicaid do not become effective until January 1, 2006, the competitive design of the interim drug rx discount card program, which is authorized under the Medicare Modernization Act, is expected to put pricing pressure on all pharmacy services, which may impact outlays for prescription drugs.

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

We belong, with other leading multi-state institutional pharmacy companies, to the Long Term Care Pharmacy Alliance, or “LTCPA,” an industry trade group established to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and the District of Columbia. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in a number of instances, but given the budgetary concerns of both federal and state governments, there can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

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

The following table sets forth selected information about our results of continuing operations for the three and nine month periods ended June 30, 2004 and 2003:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Net revenues	$371,094	$318,886	$1,066,134	$920,924
Gross profit	77,033	72,526	227,817	210,107
Income (loss) from continuing operations	(6,773)	5,948	(12,707)	4,436
Income from discontinued operations, net	—	1,184	8,435	20,646
Net income (loss)	(6,773)	7,132	(4,272)	25,082
Preferred dividends	—	660	—	2,009
Net income (loss) available to common shareholders	$(6,773)	$6,472	$(4,272)	$23,073

Gross margin	$77,033	$72,526	$227,817	$210,107
Gross margin%	20.8%	22.7%	21.4%	22.8%
EBITDA	$10,683	$6,452	$22,286	$36,997
EBITDA%	2.9%	2.0%	2.1%	4.0%

Basic EPS Data
Income (loss) from continuing operations	$(0.16)	$0.13	$(0.30)	$0.06
Income from discontinued operations, net of taxes	$—	$0.03	$0.20	$0.50
Net income (loss) available to common shareholders	$(0.16)	$0.16	$(0.10)	$0.56
Weighted average shares outstanding	43,682	40,097	42,565	41,135

Diluted EPS Data
Income (loss) from continuing operations	$(0.16)	$0.13	$(0.30)	$0.06
Income from discontinued operations, net of taxes	$—	$0.03	$0.20	$0.50
Net income available to common shareholders	$(0.16)	$0.16	$(0.10)	$0.56
Weighted average shares outstanding	43,682	40,097	42,565	41,135

The following table reconciles net income (loss) available to common shareholders to our non-GAAP measure of EBITDA:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

EBITDA Reconciliation
Net income available to common shareholders	$(6,773)	$6,472	$(4,272)	23,073
Subtract:
Income from discontinued operations, net of taxes	—	(1,184)	(8,435)	(20,646)
Add back:
Preferred dividends	—	660	—	2,009
Minority interest and equity in income of unconsolidated affiliates	1,137	1,151	3,454	3,281
Income tax provision (benefit)	4,720	(11,851)	(2,423)	(4,404)
Interest expense, net	4,492	3,419	14,699	10,636
Depreciation and amortization expense	7,107	7,785	19,263	23,048
EBITDA	$10,683	$6,452	$22,286	$36,997

The following table reconciles our consolidating operating income by segment to our non-GAAP measure of EBITDA:

	Three months ended June 30, 2004
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$31,063	$(27,487)	$3,576
Add back:
Depreciation and amortization expense	3,601	3,506	7,107
EBITDA	$34,664	$(23,981)	$10,683

	Three months ended June 30, 2003
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$24,206	$(25,539)	$(1,333)
Add back:
Depreciation and amortization expense	3,076	4,709	7,785
EBITDA	$27,282	$(20,830)	$6,452

	Nine months ended June 30, 2004
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$86,158	$(83,135)	$3,023
Add back:
Depreciation and amortization expense	9,758	9,505	19,263
EBITDA	$95,916	$(73,630)	$22,286

	Nine months ended June 30, 2003
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$66,447	$(52,498)	$13,949
Add back:
Depreciation and amortization expense	9,033	14,015	23,048
EBITDA	$75,480	$(38,483)	$36,997

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Consolidated Overview

When comparing current quarter results to the results for the same period in the prior year, it is important to note that the prior year results include shared overhead costs. In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead charges that, in compliance with GAAP, could not be allocated to discontinued operations. For more information, see “—Certain Transactions and Events—Discontinued Operations.”

Net income available to common shareholders for the current quarter was a loss of $(6.8) million compared to net income of $6.5 million for the same quarter of the prior year. The decrease in net income available to common shareholders is primarily attributed to the $16.8 million of costs incurred in our defense of the unsolicited tender offer by one of our largest competitors, offset by a reduction in strategic planning, severance and other costs of $10.7 million.  Also contributing to the decrease in net income available to common shareholders is an increase in income tax provision of $16.6 million resulting from non-deductible expenses incurred resulting from our transition to a pharmacy-based business.

EBITDA for the current quarter was $10.7 million compared to EBITDA of $6.5 million in the same quarter of the prior year. The increase in EBITDA is primarily attributable to the reduction of selling, general and administrative expenses of $5.8 million and an increase in gross profit of $4.5 million when comparing the third quarter of fiscal 2004 to the third quarter of fiscal 2003. The reduction in strategic planning, severance and other operating items of $10.7 million was offset by charges incurred related to the takeover defense of $16.8 million during the quarter.

For the current quarter, revenues were $371.1 million, an increase of $52.2 million, or 16.4%, over the same period in the prior year. This growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $53.8 million, or 20.4% over the same period in the prior year. Net revenues in the same quarter of the prior year do not include intersegment revenues from GHC of $19.1 million. The remaining increase in net revenues in the institutional pharmacy segment was due to bed growth, favorable changes in bed mix, higher patient acuity, and drug price inflation.

Cost of revenues increased by approximately $47.7 million, or 19.4%, for the current quarter to $294.1 million from $246.4 million. Of this growth, $40.3 million was attributed to revenue volume growth. As a percentage of net revenues, cost of revenues was 79.2% for the current quarter compared to 77.3% for the same quarter in the prior year. The decline in gross profit as a percentage of revenue in the current quarter when compared to the same quarter of the prior year is the result of reduced pricing to GHC facilities effective after the spin-off of GHC, lower Medicaid reimbursement rates, and changes in product mix. The gross profits presented do not include gross profit on intersegment revenues from GHC prior to the spin-off of $3.9 million for the three months ended June 30, 2003. The impact of these gross profits is included in discontinued operations for the respective period.

Selling, general and administrative expenses decreased $5.8 million, or 10.6%, for the current quarter to $48.8 million compared to $54.6 million in the same period of the prior year. Selling, general and administrative expenses for the second quarter of 2003 includes shared overhead costs of approximately $7.9 million that, in accordance with SFAS 144, could not be allocated to discontinued operations. The resulting increase in selling, general and administrative expenses is due primarily to the vesting of restricted stock awards and increased legal and bad debt expense. Depreciation and amortization expense for the quarter ended June 30, 2004 was approximately $7.1 million compared with $7.8 million in the quarter ended June 30, 2003. The decrease in depreciation and amortization expense is mainly attributable to depreciation related to shared corporate assets prior to the spin-off.

For the quarter ended June 30, 2004, we recognized $0.8 million in strategic planning, severance and other operating items. These primarily relate to severance costs incurred as a result of the restructuring of our field organization, consolidating certain regional functions including several smaller pharmacies, centralizing certain overhead functions and the resignation of our former Chief Financial Officer.  In addition, we incurred $16.8 million related to our takeover defense, including legal, investment banking and other fees.

Interest expense increased by approximately $1.1 million for the current quarter to $4.5 million compared to $3.4 million in the same quarter of the prior year. Interest expense for the prior year was based on an allocation of the net assets of the continuing operations and the discontinued segment.  The overall increase is mainly attributable to the interest on our senior subordinated notes and related amortization of deferred financing costs thereon.

Other expense was $1.1 million for the current quarter and $1.2 million for the same quarter in the prior year. Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners’ share of the joint ventures’ operating profit.

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

Institutional pharmacy revenue increased $53.8 million, or 20.4%, to $317.8 million for the current quarter compared to $264.0 million in the same period in the prior year. Of the $53.8 million increase, $34.7 million is attributed to an increase in the number of beds served as well as favorable changes in the bed mix, higher patient acuity and drug price inflation. Net revenues of the institutional pharmacy segment do not include intersegment revenues with GHC prior to the spin-off of $19.1 million for the three months ended June 30, 2003.

Operating income of the institutional pharmacy segment increased $6.9 million, or 28.5%, to $31.1 million in the current quarter from $24.2 million for the same period in the prior year. EBITDA of the institutional pharmacy segment increased $7.4 million, or 27.1%, to $34.7 million in the current quarter from $27.3 million for the same period in the prior year. EBITDA margin increased to 10.9% from 10.3% for the same period. The gross profit presented does not include gross profit on intersegment revenues from GHC prior to the spin-off of $3.9 million for the three months ended June 30, 2003. The impact of these gross profits is included in discontinued operations for the respective period.

Corporate and Other

Corporate and other consists of our community-based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization. The corporate and other category includes of corporate general and administrative expenses that are not allocated to the segments for internal reporting purposes. Revenues for this segment decreased $1.6 million to $53.3 million in the current quarter from $54.9 million in the same period of the prior year. Operating loss for the corporate and other segment increased $2.0 million, or 7.8%, to a loss of $27.5 million compared to a loss of $25.5 million in the same period of prior year. This increase in operating loss is primarily the result of takeover defense charges incurred in the period offset by a reduction of selling general and administrative costs and depreciation.

Nine months ended June 30, 2004 compared to the nine months ended June 30, 2003

Consolidated Overview

When comparing current results to the results for the same period in the prior year, it is important to note that the prior year results include shared overhead costs. In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead charges that, in compliance with GAAP, could not be allocated to discontinued operations. For more information, see “—Certain Transactions and Events—Discontinued Operations.”

Net income available to common shareholders for the current year to date period was a loss of $(4.3) million compared to income of $23.1 million for the same period of the prior year. The decline in net income available to common shareholders is primarily attributed to strategic planning, severance and other operating items of $43.5 million incurred primarily as a result of the spin-off of GHC compared to expenses of $9.6 million in the prior year period.  Contributing to the decrease are costs incurred in our takeover defense of approximately $16.8 million and an increase in interest expense of $4.1 million.  Income from discontinued operations for the current nine month period declined principally due to the inclusion of only two months of discontinued operations prior to the spin-off of GHC compared to nine months included in the prior year period. The aggregate decrease in net income available to common shareholders was offset by decreases in selling, general and administrative expenses of $18.2 million and decreased depreciation expense of $3.8 million in addition to the relief of preferred dividend requirements of $2.0 million.

EBITDA for the nine months ended June 30, 2004 was $22.3 million compared to EBITDA of $37.0 million in the same period of the prior year. The decrease in EBITDA is primarily attributable to strategic planning, severance and other operating items of $43.5 million incurred principally as a result of the spin-off of GHC plus the takeover defense charges incurred of $16.8 million. In the same period of the prior year, $9.6 million was recorded in strategic planning, severance and other operating items. This was partially offset by an increase in gross profit of $17.7 million and decreases in selling, general and administrative expenses of $18.2 million in the nine months ended June 30, 2004 when compared to the same period of the prior year.

For the current year to date period, revenues were $1,066.1 million, an increase of $145.2 million, or 15.8%, over the same period in the prior year. This growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $142.8 million, or 18.8% over the same period in the prior year. Net revenues do not include intersegment revenues with GHC prior to the spin-off of $13.0 million and $58.8 million for the nine months ended June 30, 2004 and 2003, respectively. The remaining increase in net revenues in the institutional pharmacy segment was due to bed growth, favorable changes in bed mix, higher patient acuity and drug price inflation. Approximately $2.4 million of the increase in total revenues is attributable to growth in our corporate and other operating segment revenue.

Cost of revenues increased by approximately $127.5 million, or 17.9%, for the current period to $838.3 million from $710.8 million. Of this growth, $112.1 million was attributed to revenue volume growth. As a percentage of net revenues, cost of revenues was 78.6% for the current year to date period compared to 77.2% for the same period in the prior year. The decline in gross profit as a percentage of revenue in the current year when compared to the prior year is the result of reduced pricing to GHC facilities effective after the spin-off of GHC, lower Medicaid reimbursement rates, and price increases in key pharmaceuticals that we purchase. The gross profits presented do not include gross profits on intersegment revenues from GHC prior to the spin-off of $2.7 million and $12.1 million for the nine months ended June 30, 2004 and 2003, respectively. The impact of these gross profits is included in discontinued operations in the respective periods.

Selling, general and administrative expenses decreased $18.2 million, or 11.1%, for the current year to date period to $145.3 million compared to $163.5 million in the same period of the prior year. Selling, general and administrative expenses for the nine months of fiscal 2003 include shared overhead costs of approximately $23.6 million that, in accordance with SFAS 144, could not be allocated to discontinued operations. The resulting increase in selling, general and administrative costs is primarily due to increases in legal and accounting fees, additional board of directors expenses incurred as a result of the unsolicited tender offer and the grants of restricted stock with vesting dates in the third quarter. Depreciation and amortization expense for the period was approximately $19.3 million compared with $23.0 million in the nine months ended June 30, 2003. The decrease in depreciation and amortization expense is mainly attributable to depreciation related to shared corporate assets prior to the spin-off.

For the nine months ended June 30, 2004, we recognized $43.5 million in strategic planning, severance and other operating items. These costs include legal, professional and other fees incurred to complete the spin-off transaction of $16.7 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $10.2 million; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and $2.1 million of severance costs incurred related to the restructuring of our field organization, consolidating certain regional functions including several smaller pharmacies and centralizing certain overhead functions. For more information, see “—Certain Transactions and Events—Strategic Planning, Severance and Other Operating Items.”

Interest expense increased by approximately $4.1 million for the current period to $14.7 million compared to $10.6 million in the same period of the prior year. Interest expense for the prior year was based on an allocation of the net assets of the continuing operations and the discontinued segment.

Other expense was $3.5 million for the current period and $3.3 million for the same period in the prior year. Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners’ share of the joint ventures’ operating profit.

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

Institutional pharmacy revenue increased $142.8 million, or 18.8%, to $902.8 million for the current year to date period compared to $760.0 million in the same period in the prior year. Net revenues of the institutional pharmacy segment do not include intersegment revenues with GHC prior to the spin-off of $13.0 million and $58.8 million for the nine months ended June 30, 2004 and 2003, respectively. The remaining increase is attributed to an increase in the number of beds served as well as favorable changes in the bed mix, higher patient acuity and drug price inflation.

Operating income of the institutional pharmacy segment increased $19.8 million, or 29.8%, to $86.2 million in the current period from $66.4 million for the same period in the prior year. EBITDA of the institutional pharmacy segment increased $20.4 million, or 27.0%, to $95.9 million in the current period from $75.5 million for the same period in the prior year. The gross profits presented do not include gross profit on intersegment revenues from GHC prior to the spin-off of $2.7 million and $12.1 million for the nine months ended June 30, 2004 and 2003, respectively. The impact of these gross profits is included in discontinued operations in the respective periods.

 Corporate and Other

Corporate and other consists of our community-based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization. The corporate and other includes corporate general and administrative expenses that are not allocated to the segments for internal reporting purposes. Revenues for this segment increased $2.4 million to $163.3 million in the current quarter from $160.9 million in the same period of the prior year. Operating loss for the corporate and other segment increased $30.6 million from a loss of $52.5 million to a loss of $83.1 million for the nine months ended June 30, 2004 compared to the same period in prior year. Profits declined principally due to $43.5 million of costs incurred in connection with the spin-off compared to $9.6 million of expense in the prior year period plus takeover defense charges of $16.8 million in the current period. See “Certain Transaction and Events—Strategic Planning, Severance and Other Operating Items” and “—Omnicare, Inc. Tender Offer.”  This increase in strategic planning and other operating items in fiscal 2004 was partially offset by declines in selling, general and administrative costs of $17.2 million and depreciation expense of $3.3 million related to shared overhead costs that, in accordance with SFAS 144, could not be allocated to discontinued operations.

Liquidity and Capital Resources

Working Capital and Cash Flows

At June 30, 2004 we had cash and equivalents of $70.1 million and net working capital of $287.4 million.

On November 4, 2003, in anticipation of the spin-off, we issued $250 million aggregate principal amount of 6.875% senior subordinated notes due 2013. On April 30, 2004, we filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with our offer to exchange the initial notes issued in November 2003 for registered notes.  As of July 20, 2004, the expiration of the exchange offer, all of the outstanding initial notes were exchanged for newly registered notes. We also entered into a

$100 million revolving credit facility, none of which was drawn at June 30, 2004, exclusive of $2.4 million required for outstanding letters of credit. The revolving credit facility matures in 2008 and bears interest at LIBOR plus 2% on borrowings and includes a commitment fee of 0.50% on any unused commitment. See “—New Financing Arrangements” below.

Our cash flow from operations generated cash of $43.3 million for the first nine months of fiscal 2004 and we used $81.6 million in our investing activities for the purchase of capital items and acquisitions.

During the first nine months of fiscal 2004, we used $24.3 million in our financing activities. The net proceeds from the sale of our 6.875% senior subordinated notes, funds transferred from GHC and cash on hand were used to repay the following indebtedness:

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

We currently have a $32.9 million deposit with our primary pharmaceutical wholesaler. The deposit is fully refundable to us at our request. This, combined with our contractual ability to elect 15-day payment terms with our primary pharmaceutical wholesaler, provides us the ability to use these funds as an additional resource to meet our working capital requirements, debt service and other cash needs over the next year, if needed.

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

Non-Derivative Off-Balance Sheet Arrangements

Financial Commitments

We have future obligations for debt repayments and future minimum rentals under operating leases. These obligations as of June 30, 2004 have not materially changed from those amounts previously reported in our financial statements for the three months ended December 31, 2003.

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

In accordance with our credit agreement entered into on December 1, 2003, certain letters of credit reduce the available funds under our revolving credit facility. As discussed in Note 10 in the notes to the condensed consolidated financial statements, we have a guarantee obligation that collateralizes the payments of certain properties that are leased and subleased by GHC. As the surviving entity after the spin-off, we have assumed this guarantee as a result of the transaction and the respective guarantees have not been assigned in accordance with the separation and distribution agreement. GHC has agreed to indemnify us for the majority of the guarantees to the extent that we remain the guarantor for annual lease payments approximating $4.2 million.

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

Inventory

Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and equipment and are stated at acquisition cost. Counts of inventories on hand are performed at least quarterly at all sites. Because we do not utilize a perpetual inventory system, cost of revenues is estimated during non-inventory months and is adjusted to actual by recording the results of the count of actual physical inventories. We utilize the following criteria in developing estimated cost of revenues during non-inventory months:

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

Valuation of Long-Lived Assets

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the first quarter of fiscal 2004, we entered into a new senior credit facility consisting of a $100.0 million revolving credit facility that bears interest based on variable rates. We have not yet borrowed against the facility, but at the point that we do borrow against this credit facility, we will be exposed to the impact of interest rate changes. We intend to take steps to mitigate this risk in order to limit the impact of such changes in interest rates on earnings and cash flows and to lower overall borrowing costs. We may manage those risks by entering into derivative financial instruments. We will not enter into such arrangements for trading purposes. If we were to borrow the total $100 million revolving debt without entering into derivative financial instruments, a 1% increase in the rate of interest would result in additional interest expense of $1.0 million annually.

As of June 30, 2004, we were not a party to any derivative instrument.

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

On or about February 11, 2002, the plaintiff appealed the Bankruptcy Court’s granting of summary judgment to the United States District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the United States District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the United States District Court, the assets previously reserved for the plaintiff’s claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the United States District Court denied the plaintiff’s appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. The plaintiff filed an appeal to the Third Circuit Court of Appeals, which was heard April 13, 2004. A decision is expected by the end of the calendar year.

Haskell et al v. Goldman Sachs & Co. et al.

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

Freeport Partners, LLC v. Arlotta et al.

This action was brought June 8, 2004, against us and our directors in the Supreme Court of New York, County of New York, as a purported class action alleging that our board of directors breached their fiduciary duties to the plaintiff and the class and aided and abetted such breaches in connection with a proposal by Omnicare, Inc. to acquire all of our outstanding common stock.

Item 2.  Changes in Securities and Use of Proceeds—None

Item 3.  Defaults Upon Senior Securities—None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held June 15, 2004 in Baltimore, Maryland.  Proxies were solicited for the meeting pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended.

Pursuant to the election of the three directors listed below, Messrs. Arlotta, Fish and Reimers were each elected as Class I directors to serve until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified.  Messrs. Bloem and Dondero and Ms. Yale continue to serve as Class II directors to serve until the 2006 Annual Meeting of Shareholders and Messrs. Dalton and Gerbino continue to serve as Class III directors to serve until the 2005 Annual Meeting of Shareholders, each until their successors are duly elected and qualified.

At the meeting, the following matters were submitted to a vote of shareholders:

1.               Election of the following persons to serve as Class I directors of NeighborCare, Inc. until the 2007 Annual Meeting of Shareholders and until their successor are duly elected and qualified:

	Total Vote for Each Director	Total Vote Withheld From Each Director
John J. Arlotta	35,586,975	602,583
Robert H. Fish	35,510,620	678,938
Arthur J. Reimers	35,600,214	589,344

2.               Approval of NeighborCare, Inc.’s 2004 Performance Incentive Plan:

For	Against	Abstain	Broker Non-Votes
18,681,843	5,994,574	15,618	11,497,523

3.               Ratification of the appointment of KPMG LLP as NeighborCare, Inc.’s independent accountants for the fiscal year ending September 30, 2004:

For	Against	Abstain	Broker Non-Votes
36,103,448	83,531	2,759	—

Item 5.  Other Information—None

Item 6.  Exhibits and Reports on Form 8-K

(a)			Exhibits
	3.1 (1)		Amended and restated bylaws.
	10.1 (2)		Employment Agreement between Richard W. Hunt and NeighborCare, Inc. dated June 29, 2004.
31.1

Certification of John J. Arlotta, Chairman, President and Chief Executive Officer of the Company, dated August 11, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Richard W. Hunt, Chief Financial Officer of the Company, dated August 11, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of John J. Arlotta, Chairman, President and Chief Executive Officer, and Richard W. Hunt, Chief Financial Officer, of the Company dated August 11, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		(1)	Incorporated by reference to NeighborCare, Inc.’s Current Report on Form 8-K filed on June 16, 2004.
		(2)	Incorporated by reference to Amendment No. 4 to NeighborCare, Inc.’s Schedule 14D-9 filed on June 30, 2004.

(b)			Reports on Form 8-K
The following reports on Form 8-K were filed or furnished, as applicable, by NeighborCare, Inc. during the quarterly period ended June 30, 2004:

1.       On April 16, 2004, the Company filed a Current Report on Form 8-K under Item 10 announcing the approval and adoption of a combined Code of Business Conduct and Ethics for the Company in satisfaction of both the requirements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and the NASDAQ corporate governance rules regarding a company’s code of conduct.

2.       On April 30, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 updating Items 6, 7 and 15(a)(1) and (2) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on December 24, 2003 and amended on December 29, 2003, reflecting the spin-off of GHC as discontinued operations.

3.       On May 12, 2004, the Company filed a Current Report on Form 8-K under Items 7, 9 and 12 reporting its financial results for the fiscal quarter ended March 31, 2004 and announcing the resignation of Richard W. Sunderland, Jr. as Senior Vice President and Chief Financial Officer.

4.       On June 15, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 adopting the amended and restated bylaws of the Company and filing the Separation Agreement between NeighborCare and Richard W. Sunderland, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeighborCare, Inc.
Date: August 11, 2004
/s/ RICHARD W. HUNT
Richard W. Hunt
Chief Financial Officer
Date: August 11, 2004
/s/ JOHN J. ARLOTTA
John J. Arlotta
Chairman, President and Chief Executive Officer