Form 10-K
period 2004-09-30
NEIGHBORCARE INC
filed 2004-12-10
CIK 874265

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
or
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

YES    ☒            NO    ☐

        The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $907,817,957 (1). As of December 1, 2004, 44,114,529 shares of the registrant's common stock were outstanding and 259,522 shares are to be issued in connection with the registrant's joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

YES    ☒            NO    ☐

DOCUMENTS INCORPORATED BY REFERENCE

NONE

(1)
The aggregate market value of the voting and non-voting common stock set forth above equals the number of shares of the registrant's common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning in excess of 10% of the registrant's common stock, multiplied by the last reported sale price for the registrant's common stock on the last business day of the registrant's most recently completed second fiscal quarter (i.e., March 31, 2004) ($24.36). The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the registrant may or may not be deemed an affiliate of the registrant or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

i

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

        Statements made in this report and in our other public filings and releases, which are not historical facts, contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

  •
  certain statements contained in "Risk Factors;"

  •
  certain statements contained in "Business" concerning strategy, corporate integrity programs, insurance coverage, governmental regulations and the Medicare and Medicaid programs, and reimbursement for services provided;

  •
  certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the notes to our consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure and business acquisition requirements; the expected effects of government regulation on our business including the Medicare Prescription Drug, Improvement and Modernization Act of 2003; our ability to successfully implement our strategic objectives, including the effects of the spin-off of Genesis HealthCare Corporation ("GHC") and the achievement of certain performance improvement initiatives within our institutional pharmacy segment, in order to improve current pharmacy profitability; costs associated with an unsolicited offer to acquire the Company; and estimates in our significant accounting policies, including our allowance for doubtful accounts, the valuation of our deferred tax assets and the anticipated impact of long-lived asset impairments;

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

  •
  changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services and the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003;

  •
  changes in pharmacy legislation and payment formulas;

  •
  the impact of federal and state regulations;

  •
  competition in our businesses;

  •
  the impact of Omnicare, Inc.'s unsolicited tender offer to acquire all of our outstanding common stock;

  •
  competition for qualified management and pharmacy professionals;

  •
  the impact of investigations and audits relating to alleged violations of federal and/or state regulations;

  •
  changes in the acuity of patients, payor mix and payment methodologies;

  •
  further consolidation of managed care organizations and other third party payors;

  •
  the effect of the expiration or termination of certain service and supply contracts;

  •
  changes in or our failure to satisfy pharmaceutical manufacturers' rebate programs;

  •
  an economic downturn or changes in the laws affecting our business in those markets in which we operate;

  •
  the impact of acquisitions, and our ability to integrate acquired businesses, on our operations and finances;

  •
  our ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

  •
  our ability, and the ability of our subsidiary guarantors, to fulfill debt obligations;

  •
  our covenants and restrictions contained in financing agreements which limit our discretion in the operation of our business;

  •
  our charter documents and the Pennsylvania Business Corporation Law of 1988, as amended, which could delay or prevent a change of control;

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

Risks Relating to Our Business

If we or our client institutions fail to comply with Medicare or Medicaid reimbursement regulations, our revenue could be reduced, we could be subject to penalties and we could lose our eligibility to participate in these programs.

        For the year ended September 30, 2004, approximately 46% of our pharmacy services revenues were directly reimbursed by government-sponsored programs, including Medicaid and, to a lesser extent, Medicare. The Medicare and Medicaid programs are highly regulated. Our failure to comply with applicable reimbursement regulations could adversely affect the reimbursement we receive and our ability to participate in Medicare and Medicaid. Our failure to comply with these regulations could subject us to other civil and criminal penalties. Moreover, the Medicaid program is significantly dependent upon federal rules. Any efforts to change the federal funding formula to limit federal expenditures to states under their Medicaid program could negatively affect our business.

Continuing efforts to contain healthcare costs may reduce our future revenue and operating income.

        Our sales and profitability are affected by the efforts of private and public healthcare payors to contain or reduce the cost of healthcare by lowering reimbursement rates, limiting eligibility or the scope of covered services, and negotiating reduced or capitated pricing arrangements. Any changes that lower reimbursement levels under Medicare, Medicaid or private pay programs, including managed care contracts, could reduce our future revenue. Furthermore, other changes in these reimbursement programs or in related regulations could reduce our future revenue. These changes may include modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicare, Medicaid or third-party expenditures.

Healthcare-related legislation has significantly impacted our business, and future legislation and regulations may negatively affect our financial condition and results of operations.

        In recent years, Congress has passed a number of federal laws that have effected major changes in the healthcare system, including, without limitation, changes under the Medicare and Medicaid programs. Our business is directly affected by changes in reimbursement rates and methodologies for pharmaceutical services and indirectly affected through the changes that negatively impact our healthcare clients. Several of these legislative changes have had a significant impact on us.

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

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, referred to as the Medicare Modernization Act or MMA, enacted on December 8, 2003, is likely to have a significant impact on long-term care pharmacy services. Currently, we provide services to long-term care clients and are reimbursed by private pay, Medicare and Medicaid. Under the MMA, effective January 1, 2006, prescription drug coverage for certain Medicare beneficiaries known as dual eligibles (Medicare beneficiaries who are also eligible for Medicaid) will be shifted from Medicaid to Medicare. Under Medicare, the prescription drug benefit will be provided through new, private, at-risk, regional Prescription Drug Plans, referred to as PDPs, or managed care type "Medicare Advantage" plans that offer the new Medicare prescription drug benefit, referred to as MA-PD Plans.

        Within broad parameters established by the legislation, PDPs and MA-PD Plans have discretion to design their drug benefit packages and to design and implement utilization controls such as formularies, prior authorization and mandatory generic substitution. The Secretary of the Department of Health and Human Services, referred to as DHHS, is prohibited by law from interfering with the price negotiations between drug plan sponsors, manufacturers and pharmacies. The MMA requires that plans enroll all beneficiaries without discrimination. In enacting the MMA, Congress believed that competition among private plans would drive down drug prices. The MMA covers most prescription drugs, insulin and certain insulin supplies and approved vaccines. However, certain drugs are excluded from coverage under Part D including several drugs that are commonly prescribed for nursing home and other long-term care residents including barbiturates and benzodiazepines.

        Shifting prescription drug coverage from the Medicaid program to the Medicare programs affects approximately 75% of all nursing home residents and potentially impacts approximately 46% of our revenues. Since PDPs will negotiate their own reimbursement structure, PDPs may have a financial incentive to drive lower payment rates for pharmacy services that may substantially affect our margins. Additionally, excluding certain drugs commonly prescribed in nursing homes from coverage under Part D also potentially adversely affects our business. DHHS is in the process of promulgating rules implementing the MMA.

        Because of the potential effect of the MMA on long-term care pharmacy services, we have submitted comments to the proposed regulations. Also, DHHS is undertaking a Congressionally mandated study of the MMA effects on long-term care pharmacy's role in promoting quality of care in long-term care facilities. Until the study and rules are finalized, numerous regulatory and policy issues that affect long-term care pharmacies remain unresolved, including how many and which plans will be operating in each region, or whether Congress may delay implementation of the law or make other changes to address significant concerns being raised by various constituencies. As a result, the precise nature of the MMA's impact remains unclear and depends on a variety of factors that cannot be fully anticipated or controlled. Given such uncertainty regarding the MMA, we cannot provide assurances regarding our ability to be competitive in this market.

        We have described only certain provisions of the MMA applicable to our business. There may be other provisions of the legislation that may impact our business by decreasing revenues or increasing operational expenses. We can make no assurance as to the effect of these provisions on our business.

State Medicaid program reimbursement is directly affected by the Medicare Modernization Act and may have a material adverse effect on our operating results.

        The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to applicable federal law and review by the Centers for Medicare and Medicaid Services, referred to as CMS, the agency within DHHS that is responsible for the Medicare and Medicaid programs. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require us to charge Medicaid no more than our lowest charge to other consumers in the state. Since 2000, federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised. Because states are losing a significant portion of their leverage to

Medicare under the MMA, states are pursuing other strategies to manage cost, such as managing prescription benefits while negotiating lower prices, entering into multi-state buying pools, and directing patients to generic drugs. The MMA phase out of the use of average wholesale price, or AWP, related to certain outpatient pharmaceutical drugs and biologicals currently reimbursed under Medicare Part B might impact these current payment methodologies.

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

        While Congress has expanded Medicare to cover certain prescription drug costs not otherwise covered under Medicare Part A or B, the federal and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. A number of states have enacted or are considering cost containment initiatives. Many of these initiatives focus on reducing the amount that the state Medicaid program will pay for drug acquisition costs. Some have attempted to impose more stringent pricing standards. Institutional pharmacies are often paid a dispensing fee over and above the payment for the drug. To the extent that changes in the payment for drugs are not accompanied by an increase in the dispensing fee, gross profit margins could deteriorate. Some states have explored efforts to restrict utilization by requiring the use of preferred drug lists, prior-authorization and formularies. A few states have attempted to extend the preferred Medicaid pricing to all Medicare beneficiaries. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

        There are numerous reports affirming that the recent economic downturn has had a detrimental effect on state revenues. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for nursing homes and pharmacy services in the states in which we operate. Mail order pharmacies, some of which are owned by pharmacy benefit managers, or PBMs, are competing to an increasing extent with our community-based retail pharmacies and our institutional pharmacies in assisted living facilities. This trend may accelerate if these PBMs become PDPs under the Medicare Modernization Act.

We face intense competition in our business.

        We compete with a variety of other companies in providing pharmacy services, some of which have greater financial and other resources than we do and may be more established in their respective communities than we are. Competing companies may offer newer or different services than we do and may thereby attract customers who are presently our customers or are otherwise receiving our services.

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

Omnicare, Inc.'s tender offer to purchase all of our outstanding common stock may have an adverse effect on our business and results of operations.

        On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of our common stock for $30 per share in cash. On June 3, 2004, Omnicare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of our common stock for $30 per share in cash. The tender offer formally commenced on June 4, 2004 and has been extended on several occasions, most recently to January 7, 2005. This offer may have an adverse effect on our business and results of operations. For example, the tender offer may impact our ability to attract and retain customers, management personnel and pharmacy professionals. We will also continue to incur advisory fees and other expenses of this tender offer which will negatively impact our results of operations.

We are dependent on our senior management team and our pharmacy professionals.

        We are highly dependent upon the members of our senior management team, our pharmacists and other pharmacy professionals. Our business is managed by a small number of key management personnel, including John J. Arlotta, who became our chairman, president and chief executive officer after the spin-off of GHC on December 1, 2003. If we were unable to retain these persons, we might be adversely affected. Our industry is small and there is a limited pool of senior management personnel with significant experience in our industry. Accordingly, we believe we could experience significant difficulty in replacing key management personnel. Although we have employment contracts with our key management personnel, these contracts generally may be terminated without cause by either party.

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

        We have established policies and procedures and a corporate integrity program that we believe are sufficient to ensure that our facilities will operate in substantial compliance with the law. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often complex and subject to change and interpretation. Aggressive anti-fraud actions, however, could have an adverse effect on our financial condition, results of operations and cash flows. In addition, no system of policies and procedures, audit and enforcement can guarantee that a small number of employees will not commit inappropriate acts.

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

        We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA, was enacted first, to ensure that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Secretary of Health and Human Services has adopted pursuant to HIPAA are standards for electronic transactions and code sets, and it may adopt unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. Failure to comply with HIPAA could result in fines and penalties that could have a material adverse effect on us.

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

        We obtain approximately 97% of our pharmaceutical products from one supplier pursuant to contracts that are terminable by either party on 90 days notice. If these contracts are terminated, there can be no assurance that our operations would not be disrupted or that we could obtain the products at similar cost. In this event, failure to satisfy our customers' requirements could materially and adversely affect our business, results of operations and financial condition.

Possible changes in or our failure to satisfy our manufacturers' rebate programs could adversely affect our results of operations.

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

We have made, and may continue to make, acquisitions that could subject us to a number of operating risks.

        We have made and anticipate that we may continue to make acquisitions of, investments in and strategic alliances with complementary businesses to enable us to capitalize on our strong position in the geographic markets in which we operate and to expand our businesses in new geographic markets. However, implementation of this strategy entails a number of risks, including:

  •
  inaccurate assessment of undisclosed liabilities;

  •
  entry into markets in which we may have limited or no experience;

  •
  diversion of management's attention from our existing business;

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

        Cost containment and lower reimbursement levels relative to inflationary increases in cost by third-party payors, including federal and state governments, have had a significant impact on the healthcare industry and on our cash flows. Our operating margins continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, such as product and labor costs.

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

        The agreements governing our existing debt and future debt may impose significant operating and financial restrictions on us, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

        The agreements and instruments governing our existing debt impose, and the agreements and instruments governing our future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and the ability of our subsidiaries to:

  •
  incur or guarantee additional indebtedness;

  •
  issue redeemable preferred stock;

  •
  pay dividends or make other distributions to our shareholders;

  •
  repurchase our stock;

  •
  make certain investments;

  •
  create liens;

  •
  incur restrictions on the ability of our or their subsidiaries to pay dividends or other payments to us or them;

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

Provisions in Pennsylvania law and anti-takeover provisions of our corporate charter documents could deter, delay or prevent another company from acquiring control of NeighborCare.

        As a Pennsylvania corporation, we are governed by the Pennsylvania Business Corporation Law of 1988, as amended, referred to as "Pennsylvania corporation law." Pennsylvania corporation law provides that the Board of Directors of a corporation in discharging its duties, including its response to a potential merger or takeover, may consider the effect of any action upon employees, shareholders, suppliers, customers and creditors of the corporation, as well as upon communities in which offices or other establishments of the corporation are located, and all other pertinent factors. In addition, under Pennsylvania corporation law, subject to certain exceptions, a business combination between us and a beneficial owner of more than 20% of our stock may be accomplished only if certain conditions are met.

        Our articles of incorporation contain certain provisions that may affect a person's decision to implement a takeover of us, including the following provisions:

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

        In addition, we have a shareholder rights plan which has the practical effect of making it extremely difficult for any person or group to acquire a significant interest in our common stock, whether by tender offer or otherwise, without advance approval of our Board of Directors. One of the conditions of the Omnicare tender offer is the removal or amendment of the shareholder rights such that Omnicare's acquisition of our stock would not trigger the provisions of the shareholder rights plan. To date, our Board of Directors has not agreed to such removal or amendment.

        The overall effect of the foregoing provisions may be to deter future tender offers or other offers to acquire us or our shares, or to delay or prevent any such offer that may be made or any proposals to change the control or directors of NeighborCare, including transactions in which our stockholders might otherwise receive a premium over the market price of the common stock at that time. In addition, these provisions may enable the directors to resist changes that the shareholders may want to make if dissatisfied with the conduct of our business.

Risks Relating to the Spin-off of GHC

We have limited history operating as an entity without our eldercare businesses.

        Prior to the spin-off, our operations were conducted as part of a consolidated entity with GHC and not as a separate entity. As a result of the spin-off, we own and operate the pharmacy services business and GHC owns and operates the inpatient services business and other ancillary businesses. Neither we nor GHC have an extended operating history as a separate company. The spin-off may result in some temporary dislocation and inefficiencies to our business operations, as well as impact the overall management of our company. In addition, operating these businesses independently may be more expensive, more complicated or more difficult than operating them together.

Our historical financial information may not be representative of our results as a separate company.

        Prior to the spin-off, our operations were conducted as part of a consolidated entity with GHC and not as a separate entity. Accordingly, the financial information included in the notes to our consolidated financial statements may not reflect the results of operations and financial condition that would have been achieved had our Company been operated independently during the period and as of the dates presented. In addition, the historical pharmacy services segment information contained herein may not be indicative of how our business would have performed had the spin-off occurred during the periods presented. Such segment information does not, for example, reflect general and administrative and other corporate overhead expenses.

        Furthermore, our pre-spin-off consolidated financial statements do not reflect the costs to us of borrowing funds as a separate entity.

We may be responsible for federal income tax liabilities that relate to our distribution of GHC common stock.

        We have received a private letter ruling from the Internal Revenue Service to the effect that the spin-off and certain related transactions qualified as a tax-free distribution to us and our shareholders under Section 355 of the Internal Revenue Code of 1986, as amended. We and GHC have made certain representations in connection with the private letter ruling, and we agreed to restrictions on certain future actions designed to preserve the tax-free status of the spin-off.

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

        Under the terms of the separation and distribution agreement, we and GHC have agreed to indemnify each other from and after the distribution with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. These indemnification obligations could be significant, and we cannot presently determine the amount of indemnification obligations for which we will be liable or for which we will seek payment from GHC. Our ability to satisfy these indemnities, if we are called upon to do so, will depend upon our future financial performance. Similarly, GHC's ability to satisfy any such obligations to us will depend on GHC's future financial performance. We cannot assure you that we will have the ability to satisfy any substantial indemnification obligations to GHC. We also cannot assure you that if GHC is required to indemnify us for any substantial obligations, GHC will have the ability to satisfy those obligations.

Our management owns stock in GHC and there continue to be agreements between us and GHC.

        As a result of their ownership of our common stock, some of our officers and certain members of our Board of Directors received GHC stock in the spin-off distribution to our shareholders. In addition, we and certain of our subsidiaries entered into a tax sharing agreement, transition services agreement, a group purchasing agreement, an employee benefits agreement, a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement with GHC. Although we believe the charges for services under the group purchasing agreement, the pharmacy services agreement, the pharmacy benefit management agreement and the durable medical equipment services agreement represent fair market value, there can be no assurance that we could not have obtained more favorable terms from an independent third-party. In some cases, the terms of the new agreements are not as favorable to us as the terms in effect prior to the spin-off. Robert H. Fish, the former chairman of our Board of Directors and former chief executive officer, continues to serve as a director of both GHC and NeighborCare. Ownership of GHC common stock by our officers and directors could create, or appear to create, potential conflicts of interest for these officers and directors when faced with decisions that could have implications for both GHC and us.

GHC, our largest customer, will be subject to its own risks as a result of the spin-off and its operation as a separate entity.

        Subsequent to December 1, 2003, sales to facilities of GHC, our largest customer, represented 11% of our total revenues for the year ended September 30, 2004. As a result of the spin-off, GHC is operating for the first time as an independent public entity. GHC is also exposed to risks similar to those outlined herein, including initial operation without the support of the former consolidated corporate infrastructure. In addition, GHC will be highly leveraged. The degree to which GHC is leveraged could materially and adversely affect GHC's ability to obtain financing for working capital, acquisitions or other purposes and could make GHC more vulnerable to industry downturns and competitive pressures. GHC's ability to meet its obligations will be dependent upon its future performance, which will be subject to financial, business and other factors affecting GHC's operations. We are bound by a multi-year contractual arrangement with GHC. If GHC is not able to meet its obligations under this arrangement, our financial condition and results of operations could suffer materially.

PART I

ITEM 1:    BUSINESS

General

        NeighborCare, Inc. was incorporated in May 1985 as a Pennsylvania corporation and was formerly named Genesis Health Ventures, Inc.

        Prior to December 1, 2003, our operations were comprised of two primary business segments: pharmacy services and inpatient services. On December 1, 2003, we completed the distribution, which we refer to as the "spin-off," of the common stock of Genesis HealthCare Corporation, or "GHC," and on December 2, 2003, we changed our name to NeighborCare, Inc. and changed our trading symbol to "NCRX." The spin-off was effected by way of a pro rata tax-free distribution of the common stock of GHC to holders of NeighborCare's common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NeighborCare stock owned as of October 15, 2003. We received a private letter ruling from the Internal Revenue Service to the effect that, for U.S. federal income tax purposes, the distribution of GHC stock qualified as tax-free for GHC and our shareholders, with the exception of cash received for fractional shares. The common stock of GHC began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol "GHCI." As a result of the spin-off, we continue to own and operate our pharmacy services business and our group purchasing business and GHC owns and operates what was formerly our inpatient services business (as well as our former rehabilitation therapy, diagnostic, respiratory and management services businesses). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Transactions and Events." As used herein, unless the context otherwise requires, "NeighborCare," the "Company," "we," "our" or "us" refers to NeighborCare, Inc. and its subsidiaries and "GHC" refers to Genesis HealthCare Corporation and its subsidiaries.

        Subsequent to the spin-off, we have reclassified the operations of GHC as discontinued in our consolidated financial statements for all periods presented. We provide pharmacy services nationwide that serve approximately 263,000 institutional beds in long-term care settings. We also operate 32 community-based retail pharmacies and a group purchasing organization. The business description below of NeighborCare is as it existed after the spin-off.

Description of Business

        We are the second largest provider of institutional pharmacy services in the United States. As of September 30, 2004, we provided pharmacy services for approximately 263,000 beds in long-term care facilities in 32 states and the District of Columbia. Our pharmacy operations consist of 66 institutional pharmacies (five are jointly-owned), 32 community-based professional retail pharmacies (two are jointly-owned) and 19 on-site pharmacies which are located in customers' facilities and serve only customers of that facility. In addition, we operate 17 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

        Our principal operating segments are identified by the types of products and services from which revenues are derived and are consistent with the reporting structure of our internal organization. We have two reportable segments: institutional pharmacy and corporate and other, as described below.

  Institutional pharmacy

        Our institutional pharmacy business purchases, repackages, labels and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such medications to long-term care facilities for administration to individual residents. We typically service long-term care facilities within a 100-mile radius of our pharmacy locations. We maintain 24-hour, seven-day per week, on-call service for emergency dispensing and delivery or for consultation with the facility's staff or the resident's attending physician.

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

        Integral to our drug distribution system is our computerized medical records and documentation system. We provide to each nursing facility client patient specific computerized medication administration records, physician's order sheets and treatment records. Data extracted from these computerized records is also formulated into monthly management reports which each nursing facility client utilizes in resident care and quality assurance. We believe our computerized documentation system, in combination with our unit dose drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. In addition, our consulting practice is fully integrated with our dispensing system through proprietary software, enabling us to offer unique, real time consultations to our customers.

        Approximately 97% of our institutional pharmacy revenues for the year ended September 30, 2004 consisted of the sale of prescription and non-prescription pharmaceuticals. At September 30, 2004, we had contracts to provide services to approximately 263,000 residents in long-term care facilities in 32 states and the District of Columbia. Many of these contracts, as is typical in the industry, are for a period of one year but can be terminated by either party for any reason upon 30-60 days written notice. For the year ended September 30, 2004, other than sales to facilities owned or leased as of December 1, 2003 by GHC (11% of institutional pharmacy revenue and 10% of beds served) and Manor Care (12% of institutional pharmacy revenue and 10% of beds served), no individual customer or market group represented more than 5% of the total sales of our institutional pharmacy business. In connection with the spin-off, we entered into a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement with GHC effective through November 30, 2013. In addition, we have a pharmacy services agreement with Manor Care which expires in 2006.

        We obtain approximately 97% of our institutional pharmaceutical products from one supplier pursuant to contracts that are terminable by either party on 90 days notice. We have not experienced any difficulty in obtaining pharmaceutical products or supplies used in the conduct of our business.

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

  •
  monthly reviews of each resident's drug regimen to assess the appropriateness and efficacy of drug therapies, including a review of medical records, monitoring drug interactions with other drugs or food, monitoring laboratory test results and recommending alternate therapies;

  •
  participation on quality assurance and other committees of our customers;

  •
  monitoring and reporting on facility-wide drug utilization;

  •
  development and maintenance of pharmaceutical policy and procedure manuals; and

  •
  assistance with federal and state regulatory compliance pertaining to resident care.

  Corporate and other

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

        The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers' patients and the rates of reimbursement among payors. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will affect our profitability.

        The following table reflects the payor mix of pharmacy service revenues for the respective years ended September 30:

	2004	2003	2002
Medicaid	44%	42%	40%
Long-term care facilities	29%	30%	34%
Third-party payor	15%	16%	14%
Private	10%	10%	10%
Medicare Part B	2%	2%	2%

Totals	100%	100%	100%

  Medicare and Medicaid

        The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), or Medicare, is a federally funded and administered health insurance program for individuals aged 65 and over or for certain individuals who are disabled. The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers; and (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C. Effective January 1, 2006, Medicare Part D will provide coverage for prescription drugs that are not otherwise covered by Medicare Part A or B. Under Medicare Part B, we are entitled to payment for products that replace a bodily function (e.g., ostomy supplies), home medical equipment and supplies, some infusion therapy and a limited number of specifically designated prescription drugs. The Medicare program is currently administered by fiscal intermediaries (for Medicare Part A and some Medicare Part B services) and carriers (for Medicare Part B) under the direction of the Centers for Medicare and Medicaid Services, or CMS, the Medicare and Medicaid oversight division of the United States Department of Health and Human Services, or DHHS.

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

        Any future changes in Medicaid reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels, the timing of processing of payments, or the increased use of managed care delivery systems could adversely affect our business. The annual increase in the federal share could vary from state to state based on a variety of factors, which, if ultimately signed into law, could further impact our business. Additionally, effective January 1, 2006, as a result of the MMA, the Medicaid program will cease covering prescription drugs for beneficiaries who are eligible for both Medicare and Medicaid. Instead, these residents will be covered by private, at-risk regional PDPs or MA-PD plans established under the authority of the MMA and payment rates will be established through negotiations with these new plans. If payment rates under Medicare for prescription drugs are lower than Medicaid payment rates, these changes could adversely affect our business. See "—Laws Affecting Revenues."

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

  Laws Affecting Revenues

        Congress has enacted laws directly affecting our business and the nursing and other facilities served by us. Three major laws during the past six years have significantly altered payment for nursing home and medical ancillary services. Healthcare related legislation has significantly impacted our business, and future legislation and regulations are likely to affect us. For a discussion of the effect of laws upon our business, see "Risk Factors—Risks Relating to our Business."

        The recently enacted MMA is likely to have a significant impact on our business or the business of our primary customers, nursing facilities. Specifically, the MMA increases payments to nursing facilities to cover the high costs of care associated with treatment for AIDS patients, subject to applicable sunsets, while potentially reducing payments for certain outpatient pharmaceutical drugs and biologicals currently reimbursed under Medicare Part B using the "average wholesale price" methodology. For these drugs and biologicals, the legislation shifts the payment methodology from average wholesale price to "average sales price." In addition, the legislation will have a significant impact on reimbursement rates for durable medical equipment by freezing durable medical equipment rates from 2004 through 2006. DHHS will have the authority to adjust rates for the top five most widely used durable medical equipment codes to reflect reimbursement rates paid under the Federal Employee Health Benefit Plan. The MMA also establishes a new federal prescription drug benefit. The new drug benefit increases federal Medicare resources for prescription drugs in 2006, but also ends Medicaid prescription coverage for most nursing home residents. Finally, the MMA authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for Medicare beneficiaries between 2004 and 2006.

        Because of the recent enactment of the MMA and its broad scope, we are not in a position to fully assess its impact on our business. The impact of the legislation depends upon a variety of factors, including our patient mix. It is not clear at this time whether this new legislation will have an overall negative impact on institutional and long-term care pharmacy services. This legislation may reduce revenue and impose additional costs on the industry. DHHS has not yet finalized regulations implementing the MMA and is in the process of conducting a study on long-term care pharmacies to help inform the rule-making process. We will continue to work closely with CMS directly, as well as through the Long Term Care Pharmacy Alliance as discussed below, to offer its expertise in pharmaceutical care for the elderly.

        Until January 1, 2006, the reimbursement rates for pharmacy services under Medicaid will continue to be determined on a state-by-state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation to charge Medicaid no more than its lowest charge to other consumers in the state. Since 2000, federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised. We have participated in the efforts to review and interact with CMS on the revisions. This proactive involvement has helped in modifying the rate structures and thereby minimizing the impact of the new rules on our operations.

        Revisions made by the MMA are expected to provide some fiscal relief to states as Medicare coverage becomes primary to Medicaid assistance for dually eligible individuals. While those provisions making Medicare primary to Medicaid do not become effective until January 1, 2006, the competitive design of the interim Drug Rx Discount Card program and the prescription drug benefit is expected to influence cost reductions for all pharmacy services, thus impacting Medicaid outlays for prescription drugs.

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

        We belong, with other leading multi-state institutional pharmacy companies, to the Long Term Care Pharmacy Alliance, referred to as the LTCPA, an industry trade group established to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and the District of Columbia. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in a number of instances, but given the budgetary concerns of both federal and state governments, there can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

        While Congress has, through the MMA, expanded Medicare coverage of pharmaceutical services, the federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

        Institutional pharmacies, as well as the long-term care facilities that they service, are subject to extensive federal, state and local laws and regulations. These laws and regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. We continuously monitor the effects of regulatory activity on our operations and adopt and implement changes in our policies and procedures, as necessary, to maintain compliance with all applicable laws and regulations.

  Licensure, Certification and Regulation

        States require that companies operating a pharmacy within that state be licensed by its' board of pharmacy. We currently hold a license for each of the pharmacies we operate. Our pharmacies are also registered with the appropriate federal and state authorities pursuant to statutes governing the regulation of controlled substances.

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

        In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect our operations. For example, some states have enacted "freedom of choice" requirements which prohibit a long-term care facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the long-term care facility. Such limitations may increase the competition that we face in providing services to long-term care facility patients.

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

        There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years DHHS has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics and supplies and supplier performance practices have been among the services addressed in these publications. Our Corporate Integrity Program is working to assure that our practices conform to those requirements applicable to us. DHHS also issues fraud alerts and advisory opinions. Directives concerning double billing, home health services and the provision of medical supplies to nursing facilities have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have focused our internal compliance reviews to assure our practices conform with government instructions, we cannot accurately predict the impact of any such initiatives. See "Cautionary Statements Regarding Forward-Looking Statements" and "—Revenue Sources."

  Laws Governing Health Information

        We face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the DHHS may adopt pursuant to HIPAA are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

        Although HIPAA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, implementation of this law has and will continue to result in additional costs. We have established a HIPAA task force consisting of clinical, financial and information services professionals focused on HIPAA compliance.

        DHHS has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule establishes uniform standards for common healthcare transactions, including:

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

Corporate Integrity Program

        Our Corporate Integrity Program was developed to assure that we continue to achieve our goal of providing a high level of care and service in a manner consistent with all applicable federal and state laws and regulations and our internal standard of conduct. This program is designed to train employees to prevent, detect and resolve any conduct or action that fails to satisfy applicable laws and our standard of conduct.

        We have a corporate compliance officer responsible for administering the Corporate Integrity Program. The corporate compliance officer, with the approval of our chief executive officer or our Board of Directors, may use any of our resources to evaluate and resolve compliance issues. The corporate compliance officer reports significant compliance issues to the Audit and Compliance Committee of our Board of Directors.

        We established the Corporate Integrity Program hotline, which offers a live toll-free number (800-738-3059) available 24 hours a day to all of our employees to report non-compliance issues, including any alleged privacy violations under HIPAA and inappropriate accounting and auditing practices. Employee calls to the hotline will be kept anonymous unless the employee waives his/her right to anonymity. All calls reporting alleged non-compliance are logged, investigated, addressed and remedied by appropriate company officials.

        The compliance committee was established to ensure a mechanism exists for us to monitor compliance issues. The compliance committee members are senior members of the human resources, legal, internal audit and operations departments.

        Periodically, we receive information from DHHS regarding individuals and providers that are excluded from participation in Medicare, Medicaid and other federal healthcare programs. Providers may include pharmacists and pharmacy technicians. On a monthly basis, management compares the information provided by DHHS to our employee databases. Any potential matches are investigated and any necessary corrective action is taken to ensure we cease employing that individual.

Personnel

        At September 30, 2004, we employed approximately 6,100 people, including approximately 5,000 full-time and 1,100 part-time employees. Approximately 17% of these employees are pharmacists or nurses.

        We currently have one facility that is covered by two collective bargaining agreements. The agreements expire at various dates through 2007 and cover approximately 100 employees. We believe that our relationship with our employees is generally good.

        Competition for qualified pharmacists and other pharmacy professionals is intense. See "Risk Factors—Risks Relating to Our Business. We are dependent on our senior management team and our pharmacy professionals."

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

        We maintain a pharmacist scholarship program to provide financial assistance to 3rd and 4th year pharmacy school students in return for future service terms. In addition, we offer tuition assistance programs to our internal associates that enroll in an accredited educational program in return for future service terms commensurate with the tuition reimbursed.

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

Competition

        The institutional pharmacy business is highly fragmented. We are the second largest provider of institutional pharmacy services in the United States, but our largest competitor has sales of more than twice ours. In the 32 states and the District of Columbia where we sell pharmacy products and services, we compete with multiple national, regional and local institutional pharmacies, pharmacies owned by long-term care facilities and numerous local retail pharmacies. Some of our competitors may have greater financial and other resources and may be more established than us in the markets in which we compete. Competing companies also may offer newer or different services than us and may thereby attract our clients. We believe that the primary competitive factors in obtaining and retaining clients are service, integrity, clinical expertise, fair pricing and the ability to form strong relationships with key personnel.

        We also compete with a variety of companies in the retail pharmacy market as well as companies providing home infusion, respiratory and medical equipment in providing other specialty medical services with a variety of different companies. Generally, this competition is national, regional and local in nature. The primary competitive factors in these businesses are similar to those in the pharmacy business and include service, the cost of services, the quality of clinical services, responsiveness to customer needs, information management and patient record-keeping. See "Risk Factors—Risks Relating to Our Business—We face intense competition in our business."

Insurance

        Our workers' compensation, automobile, general and professional liability insurance is maintained as statutorily required through third-party commercial insurers. The commercial insurance purchased is loss sensitive in nature. As a result, we are responsible for adverse loss experience beyond an aggregate level.

        We also carry director and officer liability insurance in addition to fiduciary liability insurance.

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

  Reorganization

        On October 2, 2001, the effective date of our reorganization, we and The Multicare Companies, Inc., our 43.6% owned affiliate, consummated a joint plan of reorganization under Chapter 11 of the Bankruptcy Code pursuant to a September 20, 2001 order entered by the U.S. Bankruptcy Court for the District of Delaware approving our joint plan of reorganization. We have been operating out of bankruptcy since October 2, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Transactions and Events" for a further description of the nature and results of our reorganization and a description of other recent matters impacting our business and results of operations.

Available Information

        Our Internet address is www.NeighborCare.com. Prior to December 1, 2003, we made available free of charge on www.ghv.com and, after December 1, 2003, we have made available free of charge on www.NeighborCare.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

NeighborCare, Inc.
601 East Pratt Street, Third Floor
Baltimore, MD 21202
Attention: Investor Relations
Telephone: (410) 528-7300

        Information contained on our website is not part of this annual report on Form 10-K and is not incorporated by reference in this document. Our website is and is only intended to be an inactive textual reference.

ITEM 2:    PROPERTIES

Pharmacy Sites of Service

        The following table provides information by state as of December 1, 2004 regarding the pharmacy service locations owned or leased by our NeighborCare pharmacy operations.

		Corporate and Other
State	Institutional Pharmacies	Medical Supply/Home Medical Equipment Sites	Community- Based Pharmacies	Total	Total Square Feet
Maryland	5	6	26	37	226,630
New Jersey	4	1	1	6	200,592
Pennsylvania	5	3	3	11	187,770
Virginia	4	2	2	8	84,236
Florida	4	1	—	5	66,391
California	4	1	—	5	59,187
Indiana	3	—	—	3	38,500
Wisconsin	4	—	—	4	37,112
Massachusetts	2	1	—	3	30,265
Connecticut	2	1	—	3	29,550
Ohio	3	—	—	3	26,700
Texas	3	—	—	3	23,422
Rhode Island	1	—	—	1	21,600
West Virginia	2	—	—	2	20,011
New Hampshire	1	—	—	1	20,000
Oregon	1	—	—	1	18,428
Colorado	1	—	—	1	17,479
Oklahoma	1	—	—	1	14,905
North Carolina	3	—	—	3	14,900
New York	2	1	—	3	13,296
Illinois	2	—	—	2	12,697
Michigan	1	—	—	1	12,000
Kansas	1	—	—	1	10,500
Iowa	2	—	—	2	6,803
Washington	1	—	—	1	5,600
Kentucky	1	—	—	1	5,000
Missouri	1	—	—	1	5,000
South Carolina	1	—	—	1	4,000
Nebraska	1	—	—	1	3,000

Totals	66	17	32	115	1,215,574

        In addition to the locations listed in the table above, we also operate 19 on-site pharmacies which are located in customers' facilities and serve only customers of that facility.

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

ITEM 3:    LEGAL PROCEEDINGS

        We are a party to litigation arising in the ordinary course of business. We accrue for legal proceedings when an unfavorable outcome is probable and reasonably estimable. With exception to the discussion which follows, we do not believe the results of such litigation, even if the outcome is unfavorable, would have a material adverse effect on our financial position. While the outcome of the cases discussed below could have a material effect if decided adversely, our management considers this result unlikely. See "Cautionary Statements Regarding Forward-Looking Statements."

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

        On or about February 11, 2002, the plaintiff appealed the Bankruptcy Court's granting of summary judgment to the United States District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the United States District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the United States District Court, the assets previously reserved for the plaintiff's claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the United States District Court denied the plaintiff's appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. The Third Circuit Court of Appeals affirmed the decision of the District Court on October 12, 2004.

        In light of the Third Circuit Court decision, we expect the New Jersey District Court case to be dismissed.

Haskell et al v. Goldman Sachs & Co. et al.

        This action was brought January 27, 2004 in the Supreme Court of New York, County of New York, by 275 former investors who collectively held over $205 million in subordinated debentures prior to the filing of our Chapter 11 bankruptcy petition in 2000. The case was subsequently removed to federal court and it is now pending in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs allege fraud and grossly negligent misrepresentation by the defendants in connection with the Bankruptcy Court's approval of our plan of reorganization confirmed by the Bankruptcy Court in 2001, canceling the subordinated debentures. The defendants, in addition to us, are Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., our chief financial officer during the period in question. The plaintiffs seek to recover $200 million plus interest costs and fees. The defendants have made a motion to dismiss, which is currently pending before the U.S. Bankruptcy Court. Mellon Bank N.A. has filed a cross-claim for indemnification against us. We filed a motion to dismiss and Mellon filed a motion for summary judgement, both of which are also pending before the U.S. Bankruptcy Court.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

ITEM 4A:    EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
John J. Arlotta	55	Chairman, President and Chief Executive Officer
Robert A. Smith	56	Chief Operating Officer
John L. Kordash	62	Executive Vice President and Assistant to the Chairman and Chief Executive Officer
Richard W. Hunt	50	Senior Vice President and Chief Financial Officer
John F. Gaither, Jr.	55	Senior Vice President, General Counsel and Secretary

        John J. Arlotta has served as our chairman, president and chief executive officer since December 2003. From July 2003 to December 2003, Mr. Arlotta served as our vice chairman with primary responsibility for the NeighborCare business. Prior to joining us, Mr. Arlotta served as a consultant to Caremark Rx, Inc., a pharmaceutical services provider, from February 2002 to July 2003. Mr. Arlotta was president and chief operating officer of Caremark Rx, Inc. from May 1998 to February 2002 and chief operating officer of Caremark Rx, Inc. from September 1997 to May 1998.

        Robert A. Smith has served as our chief operating officer since December 2003. From May 2001 to December 2003, Mr. Smith served as president and chief operating officer of NeighborCare and in December 2003, following the spin-off of GHC, Mr. Smith became our chief operating officer. Mr. Smith served as executive vice president and chief operating officer of NeighborCare from November 1999 to May 2001. He served as senior vice president of NeighborCare's Allegheny region since August 1998, a position he held with Vitalink Pharmacy Services prior to its acquisition by NeighborCare. Mr. Smith has held senior management positions in several long-term care pharmacy organizations since 1988.

        John L. Kordash has served as our executive vice president and assistant to the chairman and chief executive officer since December 2003. From July 2003 to December 2003, Mr. Kordash served as our executive vice president and assistant to the vice chairman. Prior to joining us, Mr. Kordash was chairman and chief executive officer of Medical Scientists, Inc., a healthcare company that provides predictive modeling medical software and healthcare consulting services to organizations at risk for medical care costs, since 1997.

        Richard W. Hunt has served as our senior vice president and chief financial officer since July 2004. From February 2004 to July 2004, Mr. Hunt served as chief executive officer of Gresham Holdings, LLC, a consulting services firm. From August 2000 until February 2004, Mr. Hunt served as senior vice president and chief financial officer of Global Healthcare Exchange, LLC, a supplier of business-to-business procurement solutions for the healthcare industry. From 1982 to 2000, Mr. Hunt served in various financial positions of increasing responsibility with Baxter International, Inc., a leading manufacturer and marketer of healthcare products and services.

        John F. Gaither, Jr. has served as our senior vice president, general counsel and secretary since September 2003. From April 2000 to September 2003, Mr. Gaither served as vice president, general counsel and corporate secretary of Global Healthcare Exchange, LLC, a supplier of business-to-business procurement solutions for the healthcare industry. From 1982 to 2000, Mr. Gaither held various positions with Baxter International, Inc., a leading manufacturer and marketer of healthcare products and services.

PART II

ITEM 5:    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock currently trades on the Nasdaq National Market System under the symbol "NCRX." From February 8, 2002 until December 1, 2003, our common stock traded on the Nasdaq National Market System under the symbol "GHVI." From October 15, 2001 until February 7, 2002 our common stock traded on the OTC Bulletin Board under the symbol "GHVE". The following table indicates, for each of the quarters in the fiscal years ended September 30, 2004 and 2003, the range of high and low closing prices of our common stock as reported on the Nasdaq National Market.

Fiscal Year Ended	High	Low
September 30, 2004
First Quarter	$31.65	$18.79
Second Quarter	25.94	20.12
Third Quarter	32.02	17.02
Fourth Quarter	31.23	24.44
September 30, 2003
First Quarter	$17.51	$12.79
Second Quarter	16.79	13.01
Third Quarter	17.90	14.35
Fourth Quarter	24.21	17.55

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

        Immediately after the spin-off, we issued a small number of shares of GHC common stock into an escrow account for future delivery to former unsecured claimants of NeighborCare and its subsidiaries that were entitled to receive common equity securities under the terms of our 2001 joint plan of reorganization. We refer to these shares of GHC common stock as the "unsecured claimant shares." The number of unsecured claimant shares was equal to the product of the distribution ratio and the number of shares of our common stock reserved as of the spin-off date for issuance to former unsecured claimants of NeighborCare. As of December 1, 2004, there were 6,438 shareholders of record of our common stock. As of December 1, 2004, 259,522 shares of our common stock were reserved for issuance to the unsecured claimants.

        We have never declared or paid cash dividends on our common stock. Our ability to pay dividends on our common stock is restricted by our revolving credit facility and senior subordinated notes agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Management does not anticipate the payment of cash dividends on our common stock in the foreseeable future.

        Effective December 16, 2003, our Board of Directors exercised its option to require the mandatory conversion of the Series A convertible preferred stock, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of our common stock pursuant to the terms of our amended and restated articles of incorporation, as amended.

ITEM 6:    SELECTED FINANCIAL DATA

        The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended September 30, 2004, 2003, and 2002 and our consolidated balance sheet data as of September 30, 2004 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, whose report is included elsewhere in this report. Our statement of operations data for the years ended September 30, 2001 and 2000 and our balance sheet data as of September 30, 2002, 2001, and 2000 have been derived from our audited consolidated financial statements, which are not presented in this report.

        Upon emergence from Chapter 11 bankruptcy proceedings on October 2, 2001, our subsidiaries adopted the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," also referred to as "fresh-start reporting," effective September 30, 2001. In connection with the adoption of fresh-start reporting, a new entity was deemed created for financial reporting purposes, the provisions of the 2001 joint plan of reorganization were implemented, assets and liabilities were adjusted to their estimated fair values and our accumulated owner's deficit was eliminated. Any financial information labeled "predecessor company" refers to periods prior to the adoption of fresh-start reporting, while those labeled "successor company" refers to periods following September 30, 2001. Predecessor company and successor company financial information is generally not comparable and is therefore separated by a vertical line. The lack of comparability within the statement of operations data is most apparent in our capital costs (interest, depreciation and amortization), as well as with income taxes and debt restructuring and reorganization costs. Predecessor company and successor company balance sheet data are not comparable due to the change in accounting basis of long-lived assets to estimated fair value and the discharge of liabilities subject to compromise.

        On December 1, 2003, we completed the spin-off of GHC. Under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, "referred to as "SFAS 144," discontinued businesses, including assets held for sale or distributed to shareholders, are removed from the results of continuing operations. The results of operations of GHC have been reclassified as discontinued operations in the consolidated statements of operations for all periods presented. Businesses sold or closed prior to the adoption of SFAS 144 continue to be reported in the results of continuing operations.

	Successor Company			Predecessor Company
	2004	2003	2002	2001	2000
	(in thousands, except per share and operating data)
Statement of Operations Data(1):
Net revenues	$1,443,583	$1,243,857	$1,136,737	$1,047,883	$1,001,222
Gross profit	306,365	281,879	255,154	230,002	231,780
Gross Margin %	21.2%	22.7%	22.4%	21.9%	23.1%
Income (loss) from continuing operations	(6,592)	3,956	6,259	920,964	(147,614)
Income (loss) from discontinued operations, net of taxes	8,435	28,732	66,507	(628,867)	(692,710)
Net income (loss)	1,843	32,688	72,766	292,097	(840,324)
Preferred dividends	—	2,701	2,599	45,623	42,596
Net income available to common shareholders	1,843	29,987	70,167	246,474	(882,920)
Ratio of Earnings to Fixed Charges(2)	—	1.11x	—	21.36x	—
Diluted Earnings per Share Data
Income (loss) from continuing operations	$(0.15)	$0.03	$0.09	$18.00	$(4.04)
Income (loss) from discontinued operations, net	0.19	0.71	1.61	(12.93)	(14.71)
Net income (loss) available to common shareholders	0.04	0.74	1.68	5.07	(18.75)
Weighted average shares outstanding	42,863	40,757	41,260	48,641	47,077
EBITDA(5)	46,941	52,186	43,847	—	—
EBITDA %	3.3%	4.2%	3.9%	—	—
	Successor Company				Predecessor Company
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data
Working capital	$291,008	$446,657	$449,006	$282,016	$304,241
Total assets(3)	849,408	1,938,729	2,010,477	1,839,220	3,081,998
Liabilities subject to compromise	—	—	—	—	2,446,673
Long-term debt, including current portion	262,271	611,619	689,683	644,509	143,441
Redeemable preferred stock(4)	—	46,831	44,765	42,600	442,820
Shareholders' equity (deficit)(3)	386,780	916,163	914,123	834,858	(246,391)

(1)
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Transactions and Events," for a description of significant transactions. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Factors Affecting Comparability of Financial Information."

(2)
The ratio of earnings to fixed charges is computed by dividing fixed charges into income (loss) from continuing operations before income taxes plus fixed charges. Fixed charges include interest (expensed or capitalized), amortization of debt issuance costs and the estimated interest component of rent expense. For the fiscal years ended September 30, 2004, 2002 and 2000, our earnings were insufficient to cover fixed charges by $3.2 million, $6.6 million and $175.2 million, respectively.

(3)
On December 1, 2003, we completed the spin-off of GHC and all assets and liabilities of our former inpatient services segment were distributed to GHC as a result of the spin-off.

(4)
Effective December 16, 2003, our Board of Directors exercised its option requiring the mandatory conversion of our Series A preferred stock in accordance with our amended and restated articles of incorporation.

(5)
The following tables reconcile our non-GAAP measure of EBITDA to our consolidated net income (loss) available to common shareholders and our operating income (loss) by segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Reasons for Non-GAAP Financial Disclosure" for an explanation of our use of non-GAAP financial measures.

	Fiscal year ended September 30,
	2004	2003	2002
EBITDA Reconciliation
Net income available to common shareholders	$1,843	$29,987	$70,167
Subtract:
Income from discontinued operations, net	8,435	28,732	66,507
Add back:
Preferred dividends	—	2,701	2,599
Minority interest and equity in income of unconsolidated affiliates	4,457	4,289	3,061
Income tax provision (benefit)	3,372	(2,048)	(12,699)
Interest expense	19,018	14,358	17,186
Depreciation and amortization expense	26,686	31,631	30,040

EBITDA	$46,941	$52,186	$43,847

	Fiscal year ended September 30, 2004
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$117,321	$(97,066)	$20,255
Add back:
Depreciation and amortization expense	13,348	13,338	26,686

EBITDA	$130,669	$(83,728)	$46,941

	Fiscal year ended September 30, 2003
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$92,325	$(71,770)	$20,555
Add back:
Depreciation and amortization expense	12,386	19,245	31,631

EBITDA	$104,711	$(52,525)	$52,186

	Fiscal year ended September 30, 2002
	Institutional Pharmacy	Corporate & Other	Consolidated
Operating income (loss)	$67,851	$(54,044)	$13,807
Add back:
Depreciation and amortization expense	11,315	18,725	30,040

EBITDA	$79,166	$(35,319)	$43,847

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        NeighborCare, Inc. (formerly named Genesis Health Ventures, Inc.) was incorporated in May 1985 as a Pennsylvania corporation. As used herein, unless the context otherwise requires, "NeighborCare," the "Company," "we," "our" or "us" refers to NeighborCare, Inc. and subsidiaries and "GHC" refers to Genesis HealthCare Corporation and its subsidiaries.

        We are the second largest provider of institutional pharmacy services in the United States. As of September 30, 2004, we provided pharmacy services for approximately 263,000 beds in long-term care facilities in 32 states and the District of Columbia. Our pharmacy operations consist of 66 institutional pharmacies (five are jointly-owned), 32 community-based professional retail pharmacies (two are jointly-owned) and 19 on-site pharmacies which are located in customers' facilities and serve only customers of that facility. In addition, we operate 17 home infusion, respiratory and medical equipment distribution centers (four are jointly-owned). Jointly-owned facilities and the operations conducted therein are part of joint ventures which are owned by NeighborCare and at least one other unaffiliated party.

        Our institutional pharmacy business provides prescription and non-prescription pharmaceuticals, infusion therapy and medical supplies, services and equipment to the elderly, chronically ill and disabled in long-term care facilities, including skilled nursing facilities, assisted living facilities, residential and independent living communities and other institutional healthcare facilities. The pharmacy services provided in these settings are tailored to meet the needs of the institutional customer. These services include highly specialized packaging and dispensing systems, computerized medical records processing and 24-hour emergency services. We also provide pharmacy consulting services to assure proper and effective drug therapy, including monitoring and reporting on prescription drug therapy and assisting the facility in compliance with applicable federal and state regulations.

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

        We also own and operate Tidewater Healthcare Shared Services Group, Inc., or Tidewater, one of the largest long-term care group purchasing companies in the country. Tidewater provides purchasing and shared service programs specially designed to meet the needs of eldercare centers and other long-term care facilities.

        On December 1, 2003, we completed the distribution, or the spin-off, of the common stock of GHC, reported as our inpatient services division. On December 2, 2003, we changed our name to NeighborCare, Inc. The spin-off was effected by way of a pro rata tax-free distribution of the common stock of GHC to holders of our common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of our common stock owned as of October 15, 2003. On November 4, 2003, in anticipation of the spin-off, we refinanced all of our remaining long-term debt through the issuance of $250 million aggregate principal amount of our 6.875% senior subordinated notes due 2013 and through proceeds received from GHC in accordance with its issuance in October 2003 of $225 million aggregate principal amount of 8% senior subordinated notes due 2013.

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

        In 2000, we and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware. See "—Reorganization." We emerged from bankruptcy in late 2001 and constituted a new Board of Directors who evaluated our current business portfolio and identified strategies to optimize the performance of our operations. The new Board of Directors initially decided to focus on expanding the growth and margins of our pharmacy services segment and to maintain the current market position of our inpatient services segment. This was primarily the result of our inpatient services segment suffering from significant cuts in funding sources, nursing labor cost increases in excess of inflation, intensified regulatory oversight and intervention and increases in the cost of medical malpractice insurance. The new Board of Directors also implemented a short-term strategy to reduce overhead costs to pursue operational efficiencies with the intent of absorbing the financial performance of the inpatient services business.

        After the short-term objectives of the Board of Directors were achieved, we continued to evaluate strategic alternatives to enhance shareholder value and improve market performance. Such evaluations led to exploration of separating our business into two distinct businesses. In late 2002, our Board of Directors retained independent consultants to evaluate the impact of potentially separating the pharmacy business and the eldercare business by way of a spin-off. By February 2003, our Board of Directors approved a plan to spin-off the inpatient services segment into a separate legal operating entity under the name Genesis HealthCare Corporation ("GHC"). The spin-off of GHC was completed on December 1, 2003 by way of a distribution of GHC common stock to shareholders on record as of October 15, 2003 in the form of a tax-free spin-off. See "—Distribution of Net Assets to GHC and Discontinued Operations."

  Strategic Planning, Severance and Other Operating Items

        We have incurred costs that are directly attributable to the transformation to a pharmacy-based business and certain of our short-term strategic objectives. These costs are segregated in the consolidated statements of operations as "Strategic planning, severance and other operating items." A summary of these costs as of, and for the year ended, September 30, 2004 follows (in thousands):

	Fiscal Year Ended September 30, 2004
	Accrued at September 30, 2003	Provision	Paid	Non-Cash	Accrued at September 30, 2004
Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$13,515	$11,378	$833	$2,304
Strategic planning and other items	2,160	32,083	27,475	6,113	655

Total	$3,160	$45,598	$38,853	$6,946	$2,959

  Fiscal 2004

        Strategic planning, severance and other operating items for the fiscal year ended September 30, 2004 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $16.7 million; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; costs pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $10.3 million; and severance and related costs incurred pursuant to our corporate and regional consolidation in fiscal 2004 of $4.1 million.

        Included in the debt extinguishment costs of $14.5 million are costs to write-off unamortized deferred financing costs of $5.9 million, consent fees required to eliminate our commitments under GHC debt of $5.0 million and the settlement of interest rate swap arrangements related to debt extinguishment of $3.6 million. The majority of the amounts accrued at September 30, 2004 are expected to be paid during the first quarter of fiscal 2005.

  Fiscal 2003 and 2002

        In fiscal 2003, we incurred strategic planning, severance and other operating items of approximately $27.2 million, which included: severance and related costs for a former vice chairman of $4.8 million; expense associated with the offer and exchange of all outstanding stock options as of April 1, 2003 of $7.2 million; strategic consulting expense of $12.9 million; and certain executive compensation of $2.2 million. Executive compensation related to the recruitment of John J. Arlotta as our new chief executive officer and incentive compensation paid to Robert H. Fish for services rendered during his term as our interim chief executive officer.

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

        Strategic consulting expense relates to consulting services for several of our new strategic objectives. Initially, these strategic consulting firms were engaged to assist our Board of Directors and management in the evaluation of our existing business model and the further development of our strategic plan. Additional services were procured to assist in the evaluation of our pharmacy sales and marketing function, the bid selection process in connection with the potential sale or spin-off of the eldercare business and, ultimately, the legal, accounting and other professional fees directly attributed to the spin-off transaction.

        In fiscal 2002, we incurred strategic planning, severance and other operating items of approximately $21.5 million, which included: severance and related costs for the termination of 100 individuals of $3.8 million; severance and related costs for a former chief executive officer and vice chairman of $12.6 million; and strategic consulting expense of $5.1 million.

  Omnicare, Inc. Tender Offer

        On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of our common stock for $30 per share in cash. On May 25, 2004, we announced that our Board of Directors unanimously rejected the proposal. On June 3, 2004, Omnicare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of our common stock for $30 per share in cash. The tender offer formally commenced on June 4, 2004 and was originally stated to expire on July 7, 2004 but has been subsequently extended, most recently to January 7, 2005. On June 14, 2004, we announced that our Board of Directors had unanimously recommended that shareholders reject the tender offer and not tender shares pursuant to the offer. Further information relating to the tender offer, including the Board's recommendation and reasons therefore, can be found in our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on June 14, 2004, and in subsequent amendments we have filed with the Securities and Exchange Commission.

        This offer may have an adverse effect on our business and results of operations. For example, the tender offer may impact our ability to attract and retain customers, management personnel and pharmacy professionals. We will also continue to incur advisory fees and other expenses which will negatively impact our results of operations.

        We have incurred various expenses as a result of the tender offer, including legal, investment banking and other fees aggregating $18.2 million as of September 30, 2004, of which $17.5 million remains accrued at September 30, 2004. We anticipate that we will continue to incur additional takeover defense expenses through the duration of the tender offer, however, the impact of these expenses cannot be reasonably estimated.

  Distribution of Net Assets to GHC and Discontinued Operations

        Effective December 1, 2003, we completed our plan of disposition of GHC through a distribution of GHC common stock to our shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described at "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview". Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), discontinued businesses, including assets held for sale or distributed to shareholders, are removed from the results of continuing operations and are classified as discontinued operations in the consolidated statements of operations.

        The following table sets forth the components of income from discontinued operations for the period from October 1, 2003 to December 1, 2003 and for the fiscal years ended September 30, 2003 and 2002 (in thousands):

	2004	2003	2002
Net revenues of GHC	$250,927	$1,405,122	$1,349,051
Net operating income of GHC	16,450	65,569	132,723
Interest expense allocation	2,467	19,937	23,373
Income tax expense	5,548	16,900	42,843

Net income from discontinued operations	$8,435	$28,732	$66,507

        In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segments can be allocated to discontinued operations. As a result, fiscal 2003 and 2002 include overhead expenses that were incurred for the benefit of both our continuing and discontinued operations, which are included in continuing operations. Consolidated interest expense in periods prior to the spin-off has been allocated to discontinued operations using a basis of net assets of each of the continuing and discontinued operating segments as of September 30, 2003.

        The assets and liabilities transferred to GHC in connection with the spin-off included those specific to GHC operations and an allocation of corporate assets and liabilities, which were originally based on estimates. The following table summarizes the net assets and liabilities distributed to GHC on December 1, 2003 (in thousands):

Assets:
Accounts receivable, net	$199,704
Other current assets	137,771
Property, plant and equipment	693,081
Other non-current assets	72,044

Total assets	$1,102,600

Liabilities:
Accounts payable and accrued expenses	$121,192
Other current liabilities	3,076
Long-term debt	274,800
Other non-current liabilities	41,113

Total liabilities	$440,181

Net assets distributed to GHC before cash	$662,419
Less: net cash received from GHC	(72,731)

Net assets distributed to GHC	$589,688

        In the fourth quarter of fiscal 2004, we completed the analysis of the corporate assets and liabilities, including the components of deferred income taxes giving effect to the spin-off of GHC. As a result, we determined that certain deferred tax liabilities, which were initially recorded in connection with the fresh-start reporting upon the emergence of Genesis Health Ventures, Inc. from bankruptcy on September 30, 2001, had been overstated by $43.7 million. Additionally, we determined that the initial allocation of deferred income taxes between GHC and us on December 1, 2003 did not reflect the tax effect of distributing tax-basis goodwill to GHC of $89.8 million and thereby underestimated the deferred tax liabilities attributable to us by $36.2 million. Accordingly, in the fourth quarter of fiscal 2004, we decreased goodwill by $43.7 million, increased the deferred tax liabilities by $36.2 million, and increased the charge to equity for the distribution of net assets of GHC by $79.9 million. This adjustment had no effect on reported operating results and cash flows and no effect on working capital, other liquidity measures or debt covenants. We considered relevant quantitative and qualitative effects of these adjustments and concluded that such adjustments did not have material effect on our consolidated financial statements.

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

        These agreements include: (i) a tax sharing agreement which governs the respective rights, responsibilities, and obligations of us and GHC after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns; (ii) a transition services agreement which provides for the provision of transitional services by GHC to us, including, without limitation, the provision of information systems, tax services, financial systems and bankruptcy claims processing; (iii) a master agreement for pharmacy, pharmacy consulting and related products and services pursuant to which we provide pharmacy, pharmacy consulting and medical supply products and services to all long-term care facilities owned or leased by GHC or its affiliates, as amended; (iv) a Tidewater membership agreement which provides the terms and conditions on which Tidewater provides group purchasing and shared services programs to the skilled nursing facilities and assisted living facilities operated by GHC; (v) an employee benefits agreement which provides for our and GHC's responsibilities and obligations regarding certain employee compensation, benefit and labor related matters after the spin-off; (vi) a pharmacy benefit management agreement which provides the terms and conditions under which we provide pharmacy benefit management services, as well as access to retail and mail pharmacy services, to GHC; and (vii) a master agreement for specialty beds and oxygen concentrators which we provide relating to the provision of certain equipment and related services to GHC's skilled nursing and assisted living facilities.

  Acquisitions

        In the ordinary course of business, we make strategic acquisitions to enhance our geographical market presence and to create beneficial operating synergies through acquisitions in locations in which we have an existing market presence. On June 1, 2004, we completed the acquisition of The Medicine Centre, LLC by purchasing all outstanding ownership interests in The Medicine Centre, LLC. Also on June 1, 2004, we acquired all of the outstanding stock of Capitol Home Infusion, Inc. On January 22, 2004, we completed the acquisition of certain of the assets of Texas Long-Term Care Pharmacy Services, LLC. The aggregate purchase price for these acquisitions was approximately $32.0 million including liabilities assumed and were accounted for under the purchase method for accounting for business combinations in accordance with SFAS No. 141 "Business Combinations."

        Results of these completed acquisitions are included in our consolidated statements of operations from the date of acquisition. Our purchase price allocation is as follows (in thousands):

Accounts receivable, net	$3,884
Inventories	1,789
Other current assets	77
Property, plant and equipment	937
Goodwill	25,084
Other intangible assets	3,819
Total liabilities assumed	(3,598)

Net assets acquired through acquisitions	$31,992

Reorganization

  Background

        As described above, on June 22, 2000, we and certain of our direct and indirect subsidiaries filed for voluntary relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On the same date, our 43.6% owned affiliate, The Multicare Companies, Inc., and certain of its direct and indirect subsidiaries, and certain of its affiliates, also filed for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court (singularly and collectively referred to herein as "the Chapter 11 cases," "our bankruptcy" or other general references to these cases, unless the context otherwise requires).

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

  •
  Holders of our and Multicare's pre-Chapter 11 preferred and common stock received no distribution and those instruments were canceled;

  •
  Claims between us and Multicare were set off against one another and any remaining claims were waived and released; and

  •
  A new Board of Directors was constituted.

        On October 2, 2001, and in connection with the consummation of the Plan, we entered into a senior credit facility agreement.

NCS Transaction Termination Fee

        On July 28, 2002, we and our wholly-owned subsidiary, Geneva Sub, Inc., entered into an agreement and plan of merger (the "Merger Agreement") with NCS HealthCare, Inc. ("NCS"), pursuant to which NCS was to become a wholly-owned subsidiary of us (the "NCS Transaction"). After the Merger Agreement was entered, Omnicare, Inc. made a cash tender offer for all of the NCS shares.

        On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior determinations of the Court of Chancery, entered an order preliminary enjoining the consummation of the NCS transaction pending further proceedings.

        On December 15, 2002, we entered into a termination and settlement agreement with Omnicare whereby we agreed to terminate the Merger Agreement and Omnicare agreed to pay to us $22 million. In addition, we and Omnicare each agreed to release the other from any claims arising from the Merger Agreement and not commence any action against one another in connection with the Merger Agreement. On December 16, 2002, we provided notice to NCS terminating the Merger Agreement. In fiscal 2003, we recognized a $10.2 million gain resulting from the $22 million break-up fee, net of $11.8 million of costs associated with the proposed NCS transaction.

Arbitration Award

        On February 14, 2002, an arbitrator ruled in favor of us on all claims and counterclaims in a lawsuit involving HCR Manor Care, Inc. and certain of its affiliates. The arbitrator found that HCR Manor Care did not lawfully terminate the Master Service Agreements with us, so that those contracts remained in full force and effect until the end of September 2004, subsequently extended through January 2006. The arbitrator awarded us $21.8 million in damages, which were recognized in fiscal 2002, for respondents' failure to allow us to exercise our right under the Master Service Agreements to service facilities owned and operated by a subsidiary of respondent HCR Manor Care. In addition, the arbitrator terminated his prior ruling that allowed respondents to withhold 10% of their payments to NeighborCare, and respondents paid us $9.1 million in funds representing the amounts withheld during the course of the Arbitration pursuant to the arbitrator's prior ruling.

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

        The sources and amounts of our revenues will be determined by a number of factors, including the mix of our customers' patients and the rates of reimbursement among payors. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will affect our profitability.

  Medicare and Medicaid

        The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), or Medicare, is a federally funded and administered health insurance program for individuals aged 65 and over or for certain individuals who are disabled. The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers; and (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C. Effective January 1, 2006, Medicare Part D will provide coverage for prescription drugs that are not otherwise covered by Medicare Part A or B. Under Medicare Part B, we are entitled to payment for products that replace a bodily function (e.g., ostomy supplies), home medical equipment and supplies, some infusion therapy and a limited number of specifically designated prescription drugs. The Medicare program is currently administered by fiscal intermediaries (for Medicare Part A and some Medicare Part B services) and carriers (for Medicare Part B) under the direction of the Centers for Medicare and Medicaid Services, or CMS, the Medicare and Medicaid oversight division of the United States Department of Health and Human Services, or DHHS.

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

        Any future changes in Medicaid reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels, the timing of processing of payments, or the increased use of managed care delivery systems could adversely affect our business. The annual increase in the federal share could vary from state to state based on a variety of factors, which, if ultimately signed into law, could further impact our business. Additionally, effective January 1, 2006, as a result of the MMA, the Medicaid program will cease covering prescription drugs for beneficiaries who are eligible for both Medicare and Medicaid. Instead, these residents will be covered by private, at-risk regional PDPs or MA-PD plans established under the authority of the MMA and payment rates will be established through negotiations with these new plans. If payment rates under Medicare for prescription drugs are lower than Medicaid payment rates, these changes could adversely affect our business. See "—Laws Affecting Revenues."

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

  Laws Affecting Revenues

        Congress has enacted laws directly affecting our business and the skilled nursing facilities served by us. Three major laws during the past six years have significantly altered payment for nursing home and medical ancillary services. Healthcare related legislation has significantly impacted our business, and future legislation and regulations are likely to affect us. For a discussion of the effect of laws upon our business, see "Risk Factors—Risks Relating to our Business."

        The recently enacted MMA is likely to have a significant impact on our business or the business of our primary customers, nursing facilities. Specifically, the MMA increases payments to nursing facilities to cover the high costs of care associated with treatment for AIDS patients, subject to applicable sunsets, while potentially reducing payments for certain outpatient pharmaceutical drugs and biologicals currently reimbursed under Medicare Part B using the "average wholesale price" methodology. For these drugs and biologicals, the legislation shifts the payment methodology from average wholesale price to "average sales price." In addition, the legislation will have a significant impact on reimbursement rates for durable medical equipment by freezing durable medical equipment rates from 2004 through 2006. DHHS will have the authority to adjust rates for the top five most widely used durable medical equipment codes to reflect reimbursement rates paid under the Federal Employee Health Benefit Plan. The MMA also establishes a new federal prescription drug benefit. The new drug benefit increases federal Medicare resources for prescription drugs in 2006, but also ends Medicaid prescription coverage for most nursing home residents. Finally, the MMA authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for Medicare beneficiaries between 2004 and 2006.

        Because of the recent enactment of the MMA and its broad scope, we are not in a position to fully assess its impact on our business. The impact of the legislation depends upon a variety of factors, including our patient mix. It is not clear at this time whether this new legislation will have an overall negative impact on institutional and long-term care pharmacy services. This legislation may reduce revenue and impose additional costs on the industry. DHHS has not yet finalized regulations implementing the MMA and is in the process of conducting a study on long-term care pharmacy to help inform the rule-making process. We will continue to work closely with CMS directly, as well as through the Long Term Care Pharmacy Alliance as discussed below, to offer its expertise in pharmaceutical care for the elderly.

        Until January 1, 2006, the reimbursement rates for pharmacy services under Medicaid will continue to be determined on a state-by-state basis subject to review by CMS and applicable federal law. In most states, pharmacy services are priced at the lower of "usual and customary" charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have "lowest charge legislation" or "most favored nation provisions" which require our institutional pharmacy and medical supply operation to charge Medicaid no more than its lowest charge to other consumers in the state. Since 2000, federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised. We have participated in the efforts to review and interact with CMS on the revisions. This proactive involvement has helped in modifying the rate structures and thereby minimizing the impact of the new rules on our operations.

        Revisions made by the MMA are expected to provide some fiscal relief to states as Medicare coverage becomes primary to Medicaid assistance for dually eligible individuals. While those provisions making Medicare primary to Medicaid do not become effective until January 1, 2006, the competitive design of the interim Drug Rx Discount Card program and the prescription drug benefit is expected to influence cost reductions for all pharmacy services, thus impacting Medicaid outlays for prescription drugs.

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

        We belong, with other leading multi-state institutional pharmacy companies, to the Long Term Care Pharmacy Alliance, referred to as the LTCPA, an industry trade group established to influence the outcomes of both federal and state-specific legislative and regulatory activities. In this collaboration, LTCPA provides leadership to responding to specific issues. Presently, LTCPA has engaged representation in 23 states and the District of Columbia. Such efforts are augmented by the government relations specialists of the various companies and by active grassroots efforts of pharmacy professionals. These proactive steps have been successful in a number of instances, but given the budgetary concerns of both federal and state governments, there can be no assurance that changes in payment formulas and delivery requirements will not have a negative impact going forward.

        While Congress has, through the MMA, expanded Medicare coverage of pharmaceutical services, the federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Results of Operations

Factors Affecting Comparability of Financial Information

        When comparing results for the year ended September 30, 2004 to the results for all prior periods presented, it is important to note that the prior year results include shared overhead costs. In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, prior periods include significant overhead charges that could not be allocated to discontinued operations. See "—Certain Transactions and Events—Distribution of Net Assets to GHC and Discontinued Operations." Additionally, consolidated net revenues do not include the intersegment revenue of $13.0 million in 2004, $78.0 million in 2003 and $100.5 million in 2002 between us and GHC prior, and up to, the spin-off date.

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

        EBITDA is a non-GAAP financial measure that is presented in the following discussion. Our management believes that the presentation of EBITDA provides useful information to investors regarding our results of operations because it is useful for trending, analyzing and benchmarking the performance and value of our business as well as for evaluating our capacity to incur and service debt, fund capital expenditures and expand our business. We use EBITDA primarily as a performance measure for our consolidated results of operations and those of our operating segments, and believe that the GAAP financial measure most directly comparable to EBITDA is net income. We also use EBITDA in our annual budgeting process. We believe EBITDA facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors' historical operating performance.

        Although we use EBITDA as a financial measure to assess the performance of our business and our operating segments thereof, as well as the employees responsible for operating our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our unconsolidated affiliates, our partners' share of the earnings or losses of our consolidated majority-owned affiliates and the operating results of our discontinued businesses. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance or financial condition could draw an incomplete or misleading conclusion regarding our financial performance or condition. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of such performance. EBITDA should be considered in addition to, and not as a substitute for, or superior to, the comparable GAAP financial measure or an indicator of operating performance.

        We define EBITDA as earnings from continuing operations before preferred stock dividends, equity in net income (loss) of unconsolidated affiliates, minority interests, interest, taxes, depreciation and amortization. Other companies may define EBITDA differently, and as a result, our measure of EBITDA may not be directly comparable to EBITDA of other companies. EBITDA does not represent net income or cash flow from operations, as defined by GAAP. See "Selected Financial Data" for reconciliations of EBITDA to our net income (loss) available to common shareholders and our consolidating operating income by segments.

Fiscal 2004 Compared to Fiscal 2003

  Consolidated Overview

        For the fiscal year ended September 30, 2004, net revenues increased $199.7 million, or 16.1%, to $1,443.6 million from $1,243.9 million in the prior fiscal year. Revenues from our institutional pharmacy segment accounted for $198.3 million of the increase which is primarily the result of net bed gains of approximately 17,000 beds, in addition to higher patient acuity mix and drug price inflation. Total prescriptions filled during fiscal 2004 increased 1.6 million to 35.2 million total fills. The remaining $1.4 million increase in revenues is attributable to growth in our community-based business, which is included in our corporate and other operating segment. See "—Segment Results" below for a discussion of the operating results of our institutional pharmacy and corporate and other operating segments. The net revenues presented do not include intersegment revenues to GHC of $13.0 million and $78.0 million for the fiscal years ended September 30, 2004 and 2003, respectively.

        Cost of revenues increased $175.2 million, or 18.2% for the fiscal year ended September 30, 2004 to $1,137.2 million compared to $962.0 million during the fiscal year ended September 30, 2003. The increase in cost of revenues is mainly attributable to an increase in product costs of approximately $168.6 million in fiscal 2004 compared to fiscal 2003. Of the increase in product costs in fiscal 2004, $123.0 million is attributable to revenue growth and $45.6 million is mainly the result of drug price inflation. The remaining $6.6 million increase in cost of revenues relates to direct cost of service, which declined as a percentage of revenues from 15.7% to 14.0%. The improvement in direct cost of service as a percentage of revenues is directly attributable to our regional consolidations and our cost reduction initiatives. Rebates earned from our pharmaceutical manufacturers as a percentage of revenue increased to 2.1% in the current year from 1.7% in the prior fiscal year as a result of renegotiations of our contracts with our primary drug wholesaler and pharmaceutical manufacturers and implementing new tracking and diagnostic tools for formulary compliance.

        Gross profit for the fiscal year ended September 30, 2004 increased $24.5 million, or 8.7%, to $306.4 million from $281.9 million in fiscal 2003. As a percentage of revenues, gross profit declined to 21.2% from 22.7%. This decline is a result of reduced Medicaid reimbursement rates in addition to competitive pricing reductions to our customers. We expect to see reimbursement rates and competitive price issues continue to affect industry margins. Specifically, going forward, we will be affected by reimbursement changes in New York and Michigan, as well as the revised federal upper limit list introduced in the first quarter of fiscal 2005. We think that our continuing efforts to drive costs down will help to mitigate these margin pressures in future periods. The gross profits presented do not include gross profits on intersegment revenues of $2.7 million and $16.1 million for the fiscal years ended September 30, 2004 and 2003, respectively.

        Selling, general and administrative costs decreased $16.9 million, or 8.0%, to $195.6 million for the year ended September 30, 2004 compared to $212.6 million in the prior year. The overall decline in selling, general and administrative costs is the direct result of shared corporate overhead expenses between us and GHC that did not exist in fiscal 2004. These shared corporate overhead expenses of approximately $31.6 million in fiscal 2003 could not be allocated to discontinued operations in accordance with generally accepted accounting principles. When taking these shared overhead expenses into account for the prior year, our selling, general and administrative expenses increased $14.6 million, or 8.1% over the prior year. Key factors contributing to the increase in selling, general and administrative expenses include restricted stock grants to key management and members of our Board of Directors, legal fees, and consulting fees incurred in connection with compliance with the Sarbanes-Oxley Act of 2002. We expect to incur significant costs in fiscal 2005 related to consulting fees in connection with compliance with the Sarbanes-Oxley Act of 2002.

        Depreciation and amortization expense declined $4.9 million, or 15.6%, to $26.7 million during the fiscal year ended September 30, 2004 from $31.6 million in the prior year, primarily because of depreciation and amortization of shared corporate assets prior to the spin-off of GHC.

        Net interest expense increased to $19.0 million during the fiscal year ended September 30, 2004 from $14.4 million in fiscal 2003 reflecting an increase of $4.6 million. Interest expense for the prior year was based on an allocation of the net assets of the continuing operations and the discontinued operating segment. Other expense was $4.5 million in fiscal year 2004 compared to $4.3 million in fiscal year 2003. Other expense consists of minority interest expense offset by our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners' share of the joint ventures' operating profit.

        Income tax expense increased $5.4 million during the fiscal year ended September 30, 2004 to a provision of $3.4 million from an income tax benefit in fiscal 2003 of $2.0 million. The principal reason for the overall increase results from certain non-deductible expenses incurred in connection with the spin-off of GHC. The income tax benefit reported in fiscal 2003 also included a net operating loss carryforward of $4.4 million.

        Income from discontinued operations, net of taxes, for the fiscal year ended September 30, 2004 was $8.4 million compared to $28.7 million in fiscal 2003. The main cause for the decline is essentially due to the inclusion of only two months of discontinued operations in fiscal 2004 representing the period before the spin-off compared to twelve months in fiscal 2003.

        Preferred stock dividend requirements were eliminated during the fiscal year ended September 30, 2004 as our Board of Directors exercised its option to require the mandatory conversion of all outstanding preferred shares on December 16, 2003.

        Net income available to common shareholders declined $28.1 million during the fiscal year ended September 30, 2004 to $1.8 million from $30.0 million in the fiscal year ended September 30, 2003. This decline is mainly derived from $18.4 million of additional strategic planning, severance and other operating items, $18.2 million of expenses related to our defense of the outstanding tender offer to acquire all of our outstanding common stock by one of our competitors, $10.0 million of net gain from the break up fee of a significant agreement recognized in fiscal 2003, an increase in interest expense of $4.6 million over the prior year, an income tax provision of $3.4 million in fiscal 2004 compared to an income tax benefit of $2.0 in fiscal 2003 resulting in a net increase in income tax expense of $5.4 million, and decreased net income attributed to discontinued operations of $20.3 million in fiscal 2004. These decreases in net income available to common shareholders were partially offset by a gross profit improvement of $24.5 million and reductions in selling, general and administrative expenses of $17.0 million, depreciation and amortization expenses of $4.9 million and a $2.7 million reduction in preferred stock dividends. The components of strategic planning, severance and other operating items, in addition to the net gain from break up fee, are discussed at "—Certain Transactions and Events."

  Segment Results

  Institutional Pharmacy

        Net revenues of our institutional pharmacy segment increased $198.3 million, or 19.2%, to $1,228.8 for the fiscal year ended September 30, 2004 compared to $1,030.4 million in the prior fiscal year. This increase is mainly due to net bed gains of approximately 17,000 during the year and can also be attributed to the effects of higher patient acuity and drug price inflation.

        Operating income of our institutional pharmacy segment increased $25.0 million, or 27.1%, to $117.3 million for the fiscal year ended September 30, 2004 compared to $92.3 million in the fiscal year ended September 30, 2003. EBITDA of our institutional pharmacy segment increased $26.0 million, or 24.8%, to $130.7 million for the fiscal year ended September 30, 2004 compared to $104.7 million in the fiscal year ended September 30, 2003. This increase is primarily the result of increased gross profit during the year ended September 30, 2004 of $27.7 million, or 13.0%, to $240.3 million compared to $212.6 million during the fiscal year ended September 30, 2003. Gross profit as a percentage of institutional pharmacy revenues declined 1.0% to 19.6% in fiscal 2004 compared to 20.6% in fiscal 2003. This decline in gross profit as a percentage of institutional pharmacy revenues is mainly due to Medicaid reimbursement reductions and competitive pricing reductions. The increase in product costs as a percentage of institutional pharmacy revenues is offset by a decline in service costs included in cost of revenue, representing a net decrease as a percentage of revenue of 2.1% to 14.0% of institutional pharmacy revenues in fiscal 2004 compared to 16.1% in fiscal 2003. Selling, general and administrative expenses for the institutional pharmacy segment increased $1.8 million, or 1.6%, to $109.7 million during the fiscal year ended September 30, 2004 compared to $107.9 million in 2003. This increase in selling, general and administrative expenses is mainly the result of our acquisitions during the year. The operating income and EBITDA presented do not include gross profits on intersegment revenues of $2.7 million and $16.1 million for the fiscal years ended September 30, 2004 and 2003, respectively. See "Selected Financial Data" for reconciliations of EBITDA to our net income (loss) available to common shareholders and our consolidating operating income by segments.

  Corporate and Other

        Net revenues of our corporate and other operating segment increased $1.4 million to $214.8 million during the fiscal year ended September 30, 2004 from $213.4 million in the prior year. This increase was primarily driven by growth of our retail pharmacies and community-based businesses. Gross profit of the corporate and other segment declined $3.2 million to $66.0 million in fiscal 2004 compared to $69.2 million in 2003. The decline in gross profit results from increased product costs, decreased Medicaid reimbursement rates and price compression in our community-based business.

        Operating income of our corporate and other operating segment declined $25.3 million, or 35.2%, to a loss of $97.1 million for the fiscal year ended September 30, 2004 compared to a loss of $71.8 million for the fiscal year ended September 30, 2003. EBITDA of our corporate and other operating segment declined $31.2 million to a loss of $83.7 million for the fiscal year ended September 30, 2004 from a loss of $52.5 in the fiscal year ended September 30, 2003. In addition to the decline in gross profit of the corporate and other operating segment in fiscal 2004, EBITDA also declined due to additional spin-off and regional consolidation expenses of $18.4 million in fiscal 2004 and the addition of $18.2 million of expenses incurred pursuant to our defense of our competitor's tender offer to purchase all of our outstanding common stock. In addition to these incremental expense increases, we had net settlement gains recognized in fiscal 2003 of $10.0 million. Partially offsetting the effects of these factors is a reduction of selling, general and administrative expenses of $18.7 million in fiscal 2004 resulting from reduced shared corporate overhead expenses with GHC. See "Selected Financial Data" for reconciliations of EBITDA to our net income (loss) available to common shareholders and our consolidating operating income by segments.

Fiscal 2003 Compared to Fiscal 2002

  Consolidated Overview

        For the fiscal year ended September 30, 2003, revenues were $1,243.9 million, an increase of $107.1 million, or 9.4%, over the prior fiscal year. Of this growth, institutional pharmacy revenue increased by $107.8 million and corporate and other revenues decreased $0.7 million. See "—Segment Results" below for a discussion of institutional pharmacy and corporate and other revenue fluctuations. The institutional pharmacy revenue increase of $107.8 million is principally attributable to favorable changes in bed mix, higher patient acuity mix, and drug price inflation. Net revenues do not include intersegment revenues with GHC of $78.0 million and $100.5 million for the years ended September 30, 2003 and 2002, respectively.

        The increase in gross margin from $255.2 in the fiscal year ended September 30, 2002 to $281.9 in the fiscal year ended September 30, 2003 is principally due to the increased revenues of our institutional pharmacy segment coupled with the realization of our institutional pharmacy margin initiatives. See "—Segment Results" below for a discussion of institutional pharmacy results of operations. The gross profits presented do not include the gross profit on intersegment revenues from GHC of $16.1 million and $22.2 million for the fiscal years ended September 30, 2003 and 2002, respectively.

        Selling, general and administrative expenses increased $3.6 million, or 1.7%, during the fiscal year ended September 30, 2003 from $209.0 million in the prior year to $212.6 million in the fiscal year ended September 30, 2003. As a percentage of revenues, selling, general and administrative expense declined to 17.1% compared to 18.4% in the prior year. This decline is primarily the result of our initiatives to reduce costs through process re-engineering and best-practice implementation.

        Depreciation and amortization expense increased $1.6 million, or 5.3%, to $31.6 million for the fiscal year ended September 30, 2003 compared to $30.0 million for the prior fiscal year. The increase is attributed to incremental depreciation expense on capital expenditures made since the prior year in excess of fixed asset retirements.

        Interest expense decreased $2.8 million, or 16.3%, from $17.2 million to $14.4 million for the fiscal year ended September 30, 2003 and September 30, 2002, respectively. Debt levels and the corresponding interest expense attributable to our continuing operations were lower than the same period in the prior year due to unscheduled debt repayments.

        Other expense is comprised of minority interest and equity in the net income of our unconsolidated affiliates. Other expense increased $1.2 million, or 38.7%, from $3.1 million in the prior fiscal year to $4.3 million in the fiscal year ended September 30, 2003. The principal factor driving this increase is the increased operating margins of our consolidated joint ventures.

        The decrease in income tax benefit from continuing operations is primarily related to the utilization of a net operating loss carryforward of $10.3 million in 2002 as compared to $4.4 million in 2003 and the remaining increase is due to non-deductible expenses incurred in preparation for the spin-off of GHC.

        Income from discontinued operations, net of taxes, was $28.7 million in the fiscal year ended September 30, 2003 and $66.5 million in the prior fiscal year. The change is due in part to an $8.9 million (after-tax) write-down of inpatient services assets in fiscal 2003 compared to $6.7 million (after-tax) recorded in fiscal 2002, combined with the relative results of operations of those inpatient services businesses identified as discontinued operations. The deterioration in the operating results of our discontinued businesses is primarily attributed to the impact of the Skilled Nursing Facility Medicare Cliff on such operations and adverse self-insured liability claims development associated with our discontinued inpatient services businesses. See "—Certain Transactions and Events—Spin-off and Discontinued Operations of GHC."

        Preferred stock dividends were relatively unchanged at $2.7 million for the fiscal year ended September 30, 2003 versus $2.6 million for the prior fiscal year. Preferred stock dividends were accrued in the form of additional shares of preferred stock (paid-in-kind).

        Net income available to common shareholders for the fiscal year ended September 30, 2003 declined $40.2 million, or 57.3%, to $30.0 million compared to $70.2 million for the prior fiscal year. The decline in net income is principally attributed to a $3.6 million of growth in selling, general and administrative expenses, $5.7 million of additional strategic planning, severance and other operating items, $1.6 million in additional depreciation and amortization expense, $7.6 million of additional expenses including debt restructuring charges, net gains from settlements, interest and other expense, $10.6 million decrease in income tax benefit and a $37.8 million decrease in the income reported by our discontinued operations, partially offset by $26.7 million of favorable gross margin growth. The components of strategic planning, severance and other operating items, in addition to the debt restructuring and reorganization charges and net settlement gains, are discussed at "—Certain Transactions and Events."

  Segment Results

        For fiscal 2003 and 2002, our operating segments included institutional pharmacy and corporate and other.

  Institutional Pharmacy

        Institutional pharmacy revenues increased $107.8 million, or 11.7% to $1,030.4 million in the fiscal year ended September 30, 2003 from $922.6 million in the prior fiscal year. The increase in pharmacy service revenues is net of approximately $20.0 million of reduced revenue related to price concessions made in the extension of our contracts with HCR Manor Care, Inc., and the State of New Jersey. The increase in institutional pharmacy revenue is attributable to favorable changes in bed mix, higher patient acuity mix and drug price inflation.

        Operating income of our institutional pharmacy segment increased $24.5 million, or 36.1%, to $92.3 million for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002. EBITDA of the institutional pharmacy segment increased $25.5 million, or 32.3%, to $104.7 million for the fiscal year ended September 30, 2003 from $79.2 million for the prior fiscal year. EBITDA margin improved to 10.2% in the fiscal year ended September 30, 2003 from 8.6% for the same period in the prior year. EBITDA growth is attributed to the net growth in revenues previously described and improved cost controls. Cost of revenues increased $80.9 million, or 11.0%, for the fiscal year ended September 30, 2003 to $817.8 million from $736.9 million for the same period in the prior year. Of this growth, $86.1 million is attributed to institutional pharmacy revenue growth and $5.2 million is due to margin compression related changes in payor mix and reductions in reimbursement rates. As a percentage of revenue, cost of revenues was 79.4% for the fiscal year ended September 30, 2003 and 79.9% for the same period in the prior year. Selling, general and administrative costs increased $1.4 million, or 1.3%, from $106.5 million in the prior fiscal year to $107.9 million in the fiscal year ended September 30, 2003. As a percentage of revenue, selling, general and administrative expenses declined 1.0% from 11.5% of revenue in the prior fiscal year to 10.5% in the fiscal year ended September 30, 2003. This decrease in selling, general and administrative expenses as a percent of revenue is the result of cost control initiatives. The operating income and EBITDA presented do not include the gross profit on intersegment revenues from GHC of $16.1 million and $22.2 million for the fiscal years ended September 30, 2003 and 2002, respectively. See "Selected Financial Data" for reconciliations of EBITDA to our net income (loss) available to common shareholders and our consolidating operating income by segments.

  Corporate and Other

        Corporate and other revenues remained relatively unchanged from $214.1 million in the fiscal year ended September 30, 2002 to $213.4 million in the fiscal year ended September 30, 2003. Gross margins for this segment also remained relatively constant at $69.2 million from $69.5 million in the fiscal years ended September 30, 2003 and September 30, 2002, respectively.

        Operating income of our corporate and other operating segment declined $17.7 million, or 32.8%, to a loss of $71.8 million for the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002. EBITDA of the corporate and other segment decreased $17.2 million, or 48.7%, to a $52.5 million loss in the fiscal year ended September 30, 2003 from a $35.3 million loss in the prior year. The primary reason for the decline in EBITDA is related to the decrease in net gains resulting from settlements and debt discharges of $11.7 million. See "Selected Financial Data" for reconciliations of EBITDA to our net income (loss) available to common shareholders and our consolidating operating income by segments.

Liquidity and Capital Resources

Fiscal 2004

  Working Capital and Cash Flows

        At September 30, 2004, we had cash and equivalents of $81.9 million, net working capital of $291.0 million and $97.6 million of unused commitment under our $100.0 million revolving credit facility.

        Our net cash provided by operating activities in fiscal 2004 generated cash of $71.8 million compared to $110.6 million in fiscal 2003. The decline in the current year is primarily due to a decrease in net income available to common shareholders adjusted for net charges included in operations not requiring funds, partially offset by an increase in accounts payable and accrued expenses. In fiscal 2004, net income available to common shareholders adjusted for net charges included in operations not requiring funds was $68.6 million compared to $173.3 million in the prior year. This decline was primarily the result of the spin-off, as the former eldercare segment was only included for two months in fiscal 2004 versus the entire year in fiscal 2003, as well as the incurrence in fiscal 2004 of strategic planning, severance and other operating items related to the spin-off of $41.5 million. In addition, takeover defense expenses incurred in fiscal 2004 were $18.2 million. The increase in accounts payable and accrued expenses during fiscal 2004 of $48.6 million is due primarily to the timing of payment to our primary pharmaceutical supplier in addition to an increase in accrued expenses associated with the takeover defense. Amounts due to our primary pharmaceutical supplier increased from $15.5 at September 30, 2003 to $43.8 million at September 30, 2004. Accrued takeover defense expenses as of September 30, 2004 were $17.5 million.

        We expect our net cash provided by operating activities to improve in fiscal 2005 relative to fiscal 2004 as a result of an expected increase in profitability. Additionally, we expect to have available tax net operating loss carryforwards of approximately $50.0 million after the completion of the current year's income tax returns to offset against future pre-tax income.

        Our days sales outstanding at September 30, 2004 was 52 days compared to 51 days at September 30, 2003. This increase is mainly due to temporary Medicaid and third party payment delays associated with our reorganization initiatives as well as increased competitive pressure to offer extended payment terms to facility customers.

        Our net cash used in investing activities during fiscal 2004 was $88.7 million and is inclusive of two months of GHC net investing cash outflows of $32.8 million. Capital expenditures were $29.6 million, of which $3.6 million is attributable to GHC. The remaining $26.0 million is attributed to NeighborCare's continuing operations and consists primarily of investments in computer hardware and software and furniture and equipment used in operations including packaging machines and medication carts in addition to medical equipment rented to customers. Acquisitions of three pharmacy businesses during fiscal 2004 resulted in net cash outflows of $32.0 million and GHC's business acquisitions during the two month period prior to the spin-off generated a net cash outflow of $34.9 million.

        Our financing activities during fiscal 2004 resulted in a net cash outflow of $33.9 million. In connection with the spin-off, we restructured and refinanced nearly all of our indebtedness. Prior to the spin-off, both we and GHC entered into new financing arrangements in an effort to extinguish all senior secured joint and several debts and to provide capital to both separate organizations. These new financing arrangements provided approximately $475.0 million in cash resulting from our issuance of $250.0 million 6.875% senior subordinated notes due 2013 and GHC's issuance of $225.0 million 8% senior subordinated notes due 2013. These cash inflows, along with existing cash and a portion of the GHC term loan proceeds, were used to repay indebtedness of $567.7 million during the year, inclusive of payments made on capital lease obligations in our ordinary course of business. These proceeds were also used to fund the related debt issuance costs of $16.8 million. Also as a result of the spin-off, we received $72.7 million of cash from GHC to fund the repayment of our existing indebtedness, which is net of $63.1 million initially distributed to GHC. Additionally, certain members of our Board of Directors exercised 190,844 stock options generating cash proceeds of $2.8 million during the fiscal year ended September 30, 2004.

        We currently have a $33.0 million deposit with our primary pharmaceutical wholesaler which brings our net payment terms with them to zero days. The deposit is fully refundable to us at our request. This, combined with our contractual ability to go to 15 day payment terms, provides us the ability to use these funds as an additional source to meet our working capital requirements, debt service and other cash needs over the next year, if needed.

        We believe that the net cash provided by our operating activities will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year. We also believe that such funds, together with funds available through the revolving line of credit and the available return of the deposit from our pharmaceutical wholesaler, will provide the necessary resources to expand and grow our business either through internal growth or acquisitions.

Fiscal 2003

  Working Capital and Cash Flows

        At September 30, 2003, we had cash and equivalents of $132.7 million, net working capital of $446.7 million and $149.1 million of unused commitment under our $150 million revolving credit facility.

        At September 30, 2003, we had restricted investments in marketable securities of $90.6 million, which were held by Liberty Health Corp. LTD., referred to as LHC, our wholly-owned captive insurance subsidiary incorporated under the laws of Bermuda. The investments held by LHC were restricted by statutory capital requirements in Bermuda. In addition, certain of these investments were pledged as security for letters of credit issued by LHC. As a result of such restrictions and encumbrances, we and LHC were precluded from freely transferring funds through intercompany loans, advances or cash dividends.

        Our net cash provided by operating activities before debt restructuring and reorganization costs in fiscal 2003 was $115.2 million compared to $233.4 million in fiscal 2002. A year-over-year comparison of the primary operating cash flow activities includes: a reduction in cash flow from operations of $60.8 million, net of charges not requiring funds, principally driven by the $24.8 million negative impact of the skilled nursing facility medicare cliff, $11.3 million of reduced cash received in fiscal 2003 from unusual gains associated with the previously described arbitration awards, break-up fees and other settlements, and $12.8 million of increased losses from discontinued operations; timing of payments for vendor and employee obligations accounted for a $34.1 million decline in operating cash flow in fiscal 2003 versus fiscal 2002; and a use of cash of $17.8 million in fiscal 2003 driven by increased trade accounts receivable caused by growth in operations.

        Cash payments for debt restructuring and reorganization costs were $4.7 million in fiscal 2003 compared to $54.2 million for the same period in the prior year.

        Our days sales outstanding at September 30, 2003 was 51 days compared to 54 days at September 30, 2002. This reduction was principally due to improvement in the collection of accounts receivable.

        Our net cash used in investing activities in fiscal 2003 was $11.6 million, and includes $59.8 million of capital expenditures, $5.3 million of cash used to purchase two eldercare centers, $5.9 million to purchase a rehabilitation services business, offset by $55.1 million of proceeds for the sale of eldercare centers principally located in Florida and Illinois. Capital expenditures consisted primarily of betterments and expansion of eldercare centers and investments in computer hardware and software.

        Our investing activities in fiscal 2003 also included $4.2 million in net investments in restricted investments in marketable securities, representing the current period net funding of self-insured workers' compensation and general / professional liability insurance retentions held by LHC.

        Our financing activities in fiscal 2003 resulted in net cash outflows of $113.6 million, and included $77.4 million of debt repayments and $36.2 million of common stock repurchases. Of the $77.4 million of debt repayments made in fiscal 2003, $24.8 million was the result of an excess cash flow recapture provision, $17.3 million was paid from the net proceeds of the sale of eight skilled nursing facilities in the state of Illinois and the remaining $35.3 million of debt repayments during fiscal 2003 were the result of the early extinguishment of four fixed rate secured loans and scheduled principal payments on all debt instruments. In fiscal 2003, our board of directors authorized us to repurchase up to $50.0 million of our common stock through privately negotiated third party transactions or in the open market. As of September 30, 2003, we had purchased 2.3 million shares of common stock for an aggregate amount of $36.2 million, representing 5.8% of the common stock outstanding.

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

  •
  make acquisitions;

  •
  merge or consolidate; and

  •
  transfer or sell assets.

        Our financing arrangements require us to maintain compliance with certain financial and non-financial covenants, including minimum earnings before interest, taxes, depreciation and amortization; limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios. We were in compliance with these covenants at September 30, 2004.

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

Contractual Obligations and Commitments

        We have future obligations for debt repayments including: capital leases, future minimum rentals under operating leases, employment agreements and purchase obligations. The obligations as of September 30, 2004 are summarized as follows (in thousands):

		Payments Due by Period
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	Thereafter
Principal payments on long-term debt	$253,867	$651	$1,727	$1,065	$250,424
Interest payments on long-term debt	163,279	17,188	34,375	34,375	77,341
Capital lease obligations	8,404	3,612	4,552	240	—
Operating leases	39,188	10,710	15,915	9,112	3,451
Employment agreements	1,763	1,705	58	—	—
Purchase obligations and other	6,896	2,649	4,247	—	—

Total	$473,397	$36,515	$60,874	$44,792	$331,216

        We enter into employment agreements with our senior executives pursuant to which we are contractually obligated to compensate them a base salary throughout the remaining term of their respective agreements. The agreements provide for automatic renewal each year, however, the amounts reflected in the table above represent only the base salary requirements for existing contracts before any automatic renewals and assume continuous employment throughout the initial terms of the employment agreements.

        We maintain a purchase obligation with our primary pharmaceutical vendor to purchase at least 93% of our total pharmaceuticals and supplies from them and at least 72% of our generic pharmaceuticals from them each fiscal year. These requirements are not included in the table above. In addition, we maintain information systems maintenance and purchase requirements for our major telephone, data and software providers, which is included in the table above under purchase obligations and other.

Off-Balance Sheet Commitments

        In addition to the contractual obligations and commitments described above, we also have contingent obligations related to outstanding lines of credit, letters of credit and guarantees. These commitments as of September 30, 2004 are summarized as follows (in thousands):

		Amount of Commitment Expiration Per Period
Off-Balance Sheet Commitments	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Letters of credit	$2,404	$2,404	$—	$—	$—
Guarantees for GHC subleases	17,775	4,182	8,364	5,229	—

Total	$20,179	$6,586	$8,364	$5,229	$—

        Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any reserves for possible credit and guarantee loss.

        We have an agreement with a vendor, which supplies approximately 97% of our pharmaceutical products, pursuant to which we are required to maintain a deposit to secure purchase terms. The deposit of $33.0 million and $37.9 million at September 30, 2004 and 2003, respectively, is refundable upon our election of alternative purchase terms.

        In accordance with our credit agreement entered into on December 1, 2003, certain letters of credit reduce the available funds under our revolving credit facility. In addition, we have a guarantee obligation that collateralizes the payments of certain properties that are leased and subleased by GHC. As the surviving entity after the spin-off, we have assumed this guarantee as a result of the transaction and the respective guarantees have not been assigned in accordance with the separation and distribution agreement. GHC has agreed to indemnify us for the majority of the guarantees to the extent that we remain the guarantor for annual lease payments approximating $4.2 million through 2009.

Significant Accounting Policies

        Management's discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as a result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Revenue Recognition / Contractual Allowances

        Revenues are recognized at the time services or products are provided or delivered to the customer. Upon delivery of products or services, we have no additional performance obligation to the customer. We receive payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities.

        We record an estimated contractual allowance against non-private pay revenues and accounts receivable. Accordingly, the net revenues and accounts receivable reported in our consolidated financial statements are recorded at the amount expected to be received. Contractual allowances are adjusted to actual as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by third party payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in customer base, product mix, payor mix reimbursement levels or other issues that may impact contractual allowances.

Allowance for Doubtful Accounts

        We utilize the "Aging Method" to evaluate the adequacy of our allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. We have developed estimated standard required allowance percentages by utilizing historical collection trends and our understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the Aging Method described above while also considering accounts specifically identified as doubtful. Accounts receivable that we specifically estimate to be doubtful, based upon the age of the receivables, the results of collection efforts or other circumstances, are reserved for in the allowance for doubtful accounts until they are collected or written-off.

        We continue to refine our assumptions and methodologies underlying the Aging Method. However, because the assumptions underlying the Aging Method are based upon historical collection data, there is a risk that our current assumptions are not reflective of future collection patterns. Changes in market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid can cause changes in overall collection patterns. Such changes can adversely impact the collectibility of receivables, but may not be addressed in a timely fashion when using the Aging Method, until updates to our periodic historical collection studies are completed and implemented.

        At least annually, we update our historical collection studies in order to evaluate the propriety of the assumptions underlying the Aging Method. Any changes to the underlying assumptions or impact of adverse events are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Inventories and Cost of Revenues

        Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out ("FIFO") method.

        Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and equipment and are stated at acquisition cost. Counts of inventories on hand are performed on at least a quarterly basis at all sites. Because we do not utilize a perpetual inventory system, cost of goods sold as a component of cost of revenues is estimated using the latest acquisition cost and adjusted to actual by recording the results of the quarterly count of actual physical inventories.

        There are no significant obsolescence reserves recorded since we have not historically experienced (nor do we expect to experience) significant levels of inventory obsolescence.

        Cost of revenues includes the net product costs of pharmaceuticals sold and direct charges attributable to providing revenue-generating services.

Manufacturer Rebates

        Certain of our manufacturers of pharmaceutical products offer rebates for meeting a targeted volume of purchases on a quarterly basis. These rebate agreements are contractually binding. We record these rebates as a reduction of inventory in the period in which they are earned when they are reasonably estimable and payment is probable. These rebates are recognized in earnings as a reduction of cost of revenues when the inventory is sold.

Valuation of Long-Lived Assets

        We account for long-lived assets, other than goodwill with an indefinite useful life, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

        With regard to goodwill, we adopted SFAS No. 142,"Goodwill and Other Intangible Assets," on September 30, 2001 in accordance with the early adoptions provisions of SOP 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code." SFAS No. 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. Prior to adopting SFAS No. 142, we amortized goodwill over periods not exceeding 40 years. The impairment test requires us to compare the fair value of our businesses to their carrying value including assigned goodwill. SFAS No. 142 requires an impairment test annually. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment exists. We performed the annual impairment test effective September 30, 2004. Virtually all of our goodwill is ascribed to our pharmacy services segment, and the results of this test indicated that the fair value of our pharmacy services segment exceeded carrying amounts.

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

        Our senior management has reviewed these critical accounting policies and estimates with our Audit and Compliance Committee. During the fiscal year ended September 30, 2004, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

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

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to interest rate changes in the normal course of its business. We use interest rate swaps to hedge our interest rate exposures with the objective of offsetting gains and losses resulting from these exposures with the losses and gains on the derivative instruments used to hedge them, thereby reducing volatility of earnings or protecting fair values of liabilities.

        In August 2004, we entered into an interest rate swap agreement with a notional amount of $125 million, which expires November 15, 2013, in which we receive a fixed-rate of 6.875% and pays a floating rate based on the six-month London InterBank Offered Rate ("LIBOR") LIBOR plus 1.8475% with measurement and settlement performed semiannually (4.017% as of September 30, 2004). The swap was designated as a fair value hedge, as the critical terms of the interest rate swap and the hedged item are designed to match thereby satisfying the criteria for short-cut method of accounting as defined by SFAS No. 133, as amended. Accordingly, the swap and the underlying debt obligation are recorded on the balance sheet at their fair value, with the changes in fair value of the derivative and the related debt are recorded in the consolidated statement of operations. Based upon valuations provided by third party financial institutions, the fair value of the interest rate swap as of September 30, 2004 was $0.3 million.

        The existing swap arrangement effectively converts $125 million our $250 million fixed-rate debt into variable-rate debt. Consequently, a 1.0% change in LIBOR would result in additional annualized interest of $1.25 million. The fair value of our remaining fixed rate debt, excluding capital leases, as of September 30, 2004 was $125.3 million.

        As of September 30, 2003, we had two interest rate swap agreements with notional amounts aggregating $200 million, which were to expire at times through September 13, 2007, in which we received a fixed-rate of approximately 3.5% and paid variable rate one-month LIBOR. In addition, at September 30, 2003, we had a $75 million interest rate cap, which was to expire on September 13, 2004, in which we received interest when LIBOR exceeded 3%. We purchased the interest rate cap in September 2002 for $0.7 million, which was being amortized to interest expense over the two-year agreement. The swaps were designated as a cash flow hedges, recorded on the consolidated balance sheet at fair value with the related unrealized gain or loss as a component of accumulated other comprehensive income. Based upon valuations provided by third party financial institutions, the fair value of the interest rate swaps and cap as of September 30, 2003 was $7.0 million. In fiscal 2004, in conjunction with the debt refinancing and the spin-off of GHC, these interest rate swaps and cap were discontinued and we recognized a loss of $3.5 million in the consolidated statement of operations.

        On December 1, 2003, we entered into our new senior credit facility consisting of a $100.0 million revolving credit facility that bears interest based on variable rates. If we were to borrow the $100.0 million available under the revolving credit facility without entering into any derivative financial instruments, a 1% increase in variable rates of interest would result in additional interest expense of $1.0 million annually. There are no borrowings outstanding under the revolving credit facility as of September 30, 2004.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
NeighborCare, Inc.:

        We have audited the accompanying consolidated balance sheets of NeighborCare, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeighborCare, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland
November 18, 2004

NEIGHBORCARE, INC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2004	September 30, 2003
Assets
Current assets:
Cash and equivalents	$81,923	$132,726
Restricted investments in marketable securities	—	29,320
Accounts receivable, net allowance for doubtful accounts of $13,608 in 2004 and $48,628 in 2003	230,903	366,886
Inventories	64,111	66,747
Prepaid expenses and other current assets	40,046	89,918

Total current assets	416,983	685,597
Property, plant and equipment, net	84,215	751,996
Restricted investments in marketable securities	—	61,271
Other long-term assets	18,797	72,482
Investments in unconsolidated affiliates	556	8,822
Identifiable intangible assets, net	12,737	20,866
Goodwill	316,120	337,695

Total assets	$849,408	$1,938,729

Liabilities and Shareholders' Equity:
Current liabilities:
Current installments of long-term debt	$4,263	$20,135
Accounts payable	77,750	58,435
Accrued expenses	14,346	33,609
Current portion of self-insurance liability reserves	—	29,320
Accrued compensation and benefits	23,154	92,774
Accrued interest	6,462	4,667

Total current liabilities	125,975	238,940
Long-term debt	258,008	591,484
Deferred income taxes	62,607	50,022
Other long-term liabilities	8,158	84,930

Total liabilities	454,748	965,376
Minority interests	7,880	10,359
Redeemable preferred stock, including accrued dividends	—	46,831
Shareholders' equity:
Common stock—par value $0.02, 200,000,000 shares authorized, 45,963,552 and 41,813,603 shares issued, 44,058,439 and 39,514,351 shares outstanding, and 259,522 and 260,493 shares to be issued at September 30, 2004 and 2003, respectively	924	842
Additional paid-in-capital	434,507	853,540
Deferred compensation	(8,187)	—
Retained earnings (accumulated deficit)	(9,879)	101,290
Accumulated other comprehensive loss	—	(3,301)
Treasury stock, at cost—1,905,113 and 2,299,252 shares, respectively	(30,585)	(36,208)

Total shareholders' equity	386,780	916,163

Total liabilities and shareholders' equity	$849,408	$1,938,729

See accompanying notes to consolidated financial statements.

NEIGHBORCARE, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended September 30,
	2004	2003	2002
Net revenues	$1,443,583	$1,243,857	$1,136,737
Cost of revenues	1,137,218	961,978	881,583

Gross profit	306,365	281,879	255,154
Selling, general and administrative	195,603	212,551	208,986
Depreciation and amortization	26,686	31,631	30,040
Strategic planning, severance and other operating items	45,598	27,156	21,498
Net gain from break-up fee and other settlements	—	(10,014)	(19,177)
Takeover defense expenses	18,223	—	—

Operating income	20,255	20,555	13,807
Interest expense, net	19,018	14,358	17,186
Other expense, net	4,457	4,289	3,061

Income (loss) before income tax provision (benefit)	(3,220)	1,908	(6,440)
Income tax provision (benefit)	3,372	(2,048)	(12,699)

Income (loss) from continuing operations	(6,592)	3,956	6,259
Income from discontinued operations, net of taxes	8,435	28,732	66,507

Net income	$1,843	$32,688	$72,766
Preferred stock dividends	—	2,701	2,599

Net income available to common shareholders	$1,843	$29,987	$70,167

Per common share data
Basic
Income (loss) from continuing operations	$(0.15)	$0.03	$0.09
Income from discontinued operations	$0.19	$0.71	$1.61
Net income available to common shareholders	$0.04	$0.74	$1.70
Weighted average shares outstanding	42,863	40,756	41,226
Diluted
Income (loss) from continuing operations	$(0.15)	$0.03	$0.09
Income from discontinued operations	$0.19	$0.71	$1.61
Net income (loss) available to common shareholders	$0.04	$0.74	$1.68
Weighted average shares outstanding	42,863	40,757	41,260

See accompanying notes to consolidated financial statements.

NEIGHBORCARE, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-in- capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2001	$820	$832,710	$—	$1,136	$192	$—	$834,858

Issuance of common stock	10	10,915	—	—	—	—	10,925
Preferred dividends	—	—	—	(2,599)	—	—	(2,599)
Comprehensive income
Net unrealized gain on marketable securities	—	—	—	—	647	—	647
Net change in fair value of interest rate swap and cap agreements	—	—	—	—	(2,474)	—	(2,474)
Net income	—	—	—	72,766	—	—	72,766

Total comprehensive income	—	—	—	—	—	—	70,939

Balance at September 30, 2002	$830	$843,625	$—	$71,303	$(1,635)	—	$914,123

Issuance of common stock	12	9,915	—	—	—	—	9,927
Purchases of common stock for the treasury	—	—	—	—	—	(36,208)	(36,208)
Preferred dividends	—	—	—	(2,701)	—	—	(2,701)
Comprehensive income
Net unrealized gain on marketable securities	—	—	—	—	262	—	262
Net change in fair value of interest rate swap and cap agreements	—	—	—	—	(1,928)	—	(1,928)
Net income	—	—	—	32,688	—	—	32,688

Total comprehensive income							31,022

Balance at September 30, 2003	$842	$853,540	$—	$101,290	$(3,301)	$(36,208)	$916,163

Exercise of stock options	4	2,793	—	—	—	—	2,797
Tax effect of stock option exercises	—	878	—	—	—	—	878
Conversion of redeemable preferred stock	69	46,762	—	—	—	—	46,831
Restricted stock grants	9	6,109	(8,187)	—	—	5,623	3,554
Distribution of net assets to GHC (note 2)	—	(475,575)	—	(113,012)	(1,101)	—	(589,688)
Comprehensive income
Net income	—	—	—	1,843	—	—	1,843
Interest rate swap termination	—	—	—	—	4,402	—	4,402

Total comprehensive income							6,245

Balance at September 30, 2004	$924	$434,507	$(8,187)	$(9,879)	$—	$(30,585)	$386,780

See accompanying notes to consolidated financial statements.

NEIGHBORCARE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,843	$32,688	$72,766
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairment—Discontinuation of businesses	—	13,215	6,364
Depreciation and amortization (including GHC depreciation and amortization of $7.5 million in 2004)	34,161	67,085	65,768
Amortization of deferred financing costs through interest expense	1,057	—	—
Provision for losses on accounts receivable (including GHC provision of $3.0 million in 2004)	17,103	37,838	44,712
Non-cash stock compensation	3,554	10,196	6,936
Equity in (earnings) loss of unconsolidated affiliates and minority interests, net of distributions (including GHC equity in earnings of unconsolidated affiliates of $0.5 million in 2004)	(2,451)	4,009	1,259
Amortization of deferred gains and net unfavorable leases	(468)	(4,660)	(5,575)
Provision for deferred taxes	7,721	14,063	37,693
Strategic planning, severance and other operating items, including net gains from settlements	6,113	(1,125)	5,409
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(49,406)	(37,451)	(19,633)
Inventories	(1,101)	(2,372)	1,233
Prepaid expenses and other assets	5,890	(367)	1,441
Accounts payable and accrued expenses	47,749	(17,899)	15,014
Cash paid for debt restructuring and reorganization costs	—	(4,659)	(54,202)

Net cash provided by operating activities	71,765	110,561	179,185

Cash flows from investing activities:
Capital expenditures	(29,634)	(59,758)	(51,635)
Proceeds on maturity or sales of restricted marketable securities	—	39,765	52,202
Purchases of restricted marketable securities	(1,429)	(43,948)	(86,077)
Pharmacy business acquisitions	(31,992)	—	—
Inpatient services business acquisitions	(34,922)	(11,248)	(10,453)
Proceeds from sale of inpatient services assets	7,129	55,123	2,955
Notes receivable and other investment additions, net	—	(2,183)	(2,655)
Other, net	2,193	9,961	824

Net cash used in investing activities	(88,655)	(12,288)	(94,839)

Cash flows from financing activities:
Repayment of long-term debt and payment of sinking fund requirements	(567,725)	(77,369)	(48,455)
Proceeds from issuance of long-term debt	475,053	—	80,000
Debt issuance costs	(16,769)	—	—
Funds received from GHC to refinance debt (note 2)	135,885	—	—
Distributions of cash to GHC (note 2)	(63,154)	—	—
Exercise of stock options	2,797	—	—
Repurchase of common stock	—	(36,208)	—

Net cash (used in) provided by financing activities	(33,913)	(113,577)	31,545

Net (decrease) increase in cash and equivalents	(50,803)	(15,304)	115,891
Cash and equivalents:
Beginning of year	132,726	148,030	32,139

End of year	$81,923	$132,726	$148,030

Supplemental cash flow information:
Interest paid	$12,051	$41,767	$58,284
Income taxes paid, net of refunds	3,932	3,941	(5,594)
Non-cash investing and financing activities:
Distribution of net assets to GHC (note 2)	$(662,419)	$—	$—
Capital leases	$5,354	$5,453	$10,983

See accompanying notes to consolidated financial statements.

NEIGHBORCARE, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Organization and Description of Business

        NeighborCare, Inc. ("NeighborCare" or the "Company") was incorporated in May 1985 as a Pennsylvania corporation and was formerly named Genesis Health Ventures, Inc.

        Prior to December 1, 2003, the Company's operations were comprised of two primary business segments: pharmacy services and inpatient services. On December 1, 2003, the Company completed the distribution (the "spin-off") of the common stock of Genesis HealthCare Corporation ("GHC") and on December 2, 2003, the Company changed its name to NeighborCare, Inc. and changed its trading symbol to "NCRX." The spin-off was effected by way of a pro-rata tax free distribution of the common stock of GHC to holders of NeighborCare's common stock on December 1, 2003 at a rate of 0.5 shares of GHC stock for each share of NeighborCare stock owned as of October 15, 2003. NeighborCare received a private letter ruling from the Internal Revenue Service to the effect that, for United States federal income tax purposes, the distribution of GHC stock qualified as tax free for GHC and its shareholders, with the exception of cash received for fractional shares. The common stock of GHC began trading publicly on the Nasdaq National Market System on December 2, 2003 under the symbol "GHCI." As a result of the spin-off, NeighborCare continues to own and operate its pharmacy services business and its group purchasing organization, and GHC owns and operates what was formerly the Company's inpatient services business (as well as its former rehabilitation therapy, diagnostic, respiratory, and management services businesses).

        In general, pursuant to the terms of the separation and distribution agreement between NeighborCare and GHC, all assets of the inpatient services business prior to the date of the spin-off became assets of GHC. The separation and distribution agreement also provides for assumptions of liabilities and cross-indemnities arising out of or in connection with the inpatient services business to GHC and all liabilities arising out of or in connection with the pharmacy services business to NeighborCare. In addition, GHC will indemnify NeighborCare for liabilities relating to the past inpatient services business. As a result of the spin-off, the Company's financial statements have been revised to reflect GHC as discontinued operations for all periods presented (see note 2).

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

        The Company provides pharmacy services nationwide through its NeighborCare® integrated pharmacy operation that serves approximately 263,000 institutional beds in long-term care settings. NeighborCare also operates 32 community-based retail pharmacies and a group purchasing organization.

Factors Affecting Comparability of Financial Information

        When comparing results for the fiscal year ended September 30, 2004 to the results for the fiscal years ended September 30, 2003 and 2002, it is important to note that the prior year results include shared overhead costs. In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," only those overhead costs that are solely attributable to the discontinued business segment can be allocated to discontinued operations. As a result, 2003 and 2002 include significant overhead charges that could not be allocated to discontinued operations. Additionally, consolidated net revenues do not include the intersegment revenue of $13.0 million in 2004, $78.0 million in 2003 and $100.5 million in 2002 between NeighborCare and GHC prior, and up to, the spin-off date.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of NeighborCare, Inc. and its subsidiaries as of September 30, 2004 and 2003 and for the fiscal years ended September 30, 2004, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Investments in unconsolidated affiliated companies, owned 20% to 50%, are accounted for using the equity method of accounting. The equity in earnings (loss) of these companies is reflected as a component of other expense, net in the consolidated statements of operations. The Company consolidates entities in which the Company is the primary beneficiary, in accordance with FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," as amended (FIN 46R). FIN 46R requires variable interest entities to be consolidated if the Company is subject to a majority of the risk of loss from the entity's activities or entitled to receive a majority of the entity's returns, including residual returns. Adoption of FIN 46R had no impact on the Company's consolidated financial statements.

Revenue Recognition / Contractual Allowances

        Revenues are recognized at the time services or products are provided or delivered to the customer. Upon delivery of products or services, the Company has no additional performance obligation to the customer. The Company receives payments through reimbursement from Medicaid and Medicare programs and directly from individual residents (private pay), private third-party insurers and long-term care facilities.

        The Company records an estimated contractual allowance against non-private pay revenues and accounts receivable. Accordingly, the net revenues and accounts receivable reported in the Company's consolidated financial statements are recorded at the amount expected to be received. Contractual allowances are adjusted to actual as cash is received and claims are reconciled. The Company evaluates the following criteria in developing the estimated contractual allowance percentages each month: historical contractual allowance trends based on actual claims paid by third party payors; review of contractual allowance information reflecting current contract terms; consideration and analysis of changes in customer base, product mix, payor mix reimbursement levels or other issues that may impact contractual allowances.

Manufacturer Rebates

        Certain of the Company's manufacturers of pharmaceutical products offer rebates for meeting a targeted volume of purchases on a quarterly basis. These rebate agreements are contractually binding. The Company records these rebates as a reduction of inventory in the period in which they are earned when they are reasonably estimable and payment is probable. These rebates are recognized in earnings as a reduction of cost of revenues when the inventory is sold.

Cash Equivalents

        Short-term investments that have a maturity of ninety days or less at acquisition are considered cash equivalents. Investments in cash equivalents are carried at cost, which approximates fair value. The Company's cash balances at September 30, 2003 include $4.7 million of restricted cash. This restricted cash was held by the Company's wholly-owned captive insurance subsidiary, Liberty Health Corp., LTD ("LHC"), was substantially restricted to securing the outstanding claims losses of LHC, and was distributed to GHC on December 1, 2003.

Restricted Investments in Marketable Securities

        Restricted investments in marketable securities, which were comprised of fixed interest securities, equity securities and money market funds were considered to be available for sale and, accordingly, were reported at fair value with unrealized gains and losses, net of related tax effects, included within accumulated other comprehensive income (loss) as a separate component of shareholders' equity. Fair values for fixed interest securities and equity securities were based on quoted market prices. A decline in the market value of any security below cost that was deemed other than temporary was charged to operations, resulting in the establishment of a new cost basis for the security.

        Premiums and discounts on fixed interest securities were amortized or accreted over the life of the related security as an adjustment to yield. Realized gains and losses for securities classified as available for sale were included in other revenue and were derived using the specific identification method for determining the cost of securities sold.

        Marketable securities were held by the Company's wholly-owned captive insurance subsidiary, LHC, were substantially restricted to securing the outstanding claims losses of LHC and were distributed to GHC on December 1, 2003.

Allowance for Doubtful Accounts

        The Company utilizes the "Aging Method" to evaluate the adequacy of its allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Company has developed estimated standard allowance requirement percentages by utilizing historical collection trends and its understanding of the nature and collectibility of receivables in the various aging categories and the various payors of the Company's business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the Aging Method described above while also considering accounts specifically identified as doubtful. Accounts receivable that Company management specifically estimates to be doubtful, based upon the age of the receivables, the results of collection efforts, or other circumstances, are reserved for in the allowance for doubtful accounts until they are collected or written-off.

        Management believes the assumptions used in the Aging Method employed in fiscal 2004 and 2003, coupled with continued improvements in the Company's collection patterns suggests the allowance for doubtful accounts is adequate as of September 30, 2004 and 2003. However, because the assumptions underlying the Aging Method are based upon historical data, there is a risk that the Company's current assumptions are not reflective of future collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but may not be addressed in a timely fashion when using the aging method, until updates to the Company's periodic historical collection studies are completed and implemented.

        At least annually, the Company updates its historical collection studies in order to evaluate the propriety of the assumptions underlying the Aging Method. Any changes to the underlying assumptions or impact of adverse events are implemented immediately. Changes to these assumptions can have a material impact on the Company's bad debt expense, which is reported in the consolidated statements of operations as a component of selling, general and administrative expenses.

Inventories and Cost of Revenues

        Inventories, consisting of drugs and supplies, are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out ("FIFO") method.

        Inventories for all business units consist primarily of purchased pharmaceuticals and medical supplies and equipment and are stated at acquisition cost, less an allowance for purchase rebates. Counts of inventories on hand are performed at least on a quarterly basis at all sites. Because the Company does not utilize a perpetual inventory system, cost of goods sold, a component of cost of revenues, is estimated using the latest acquisition cost and adjusted to actual by recording the results of the quarterly count of actual physical inventories.

        There are no significant obsolescence allowances recorded since the Company has not historically experienced (nor does it expect to experience) significant levels of inventory obsolescence.

        Cost of revenues includes the net product costs of pharmaceuticals sold and direct charges attributable to providing revenue-generating services.

Property, Plant and Equipment

        As part of fresh-start reporting upon emerging from bankruptcy, substantially all property, plant and equipment was stated at estimated fair value as of September 30, 2001, which became the new cost basis. In addition, the depreciable lives of certain assets were changed. All capital additions made subsequent to September 30, 2001 are stated at cost. Costs of purchased software are capitalized along with internal and external costs incurred during the application development stage (i.e. from the time software is selected until it is ready for use.)

        Depreciation is calculated on the straight-line method over estimated useful lives of 20-35 years for land and building improvements and buildings, and 3-15 years for equipment, furniture and fixtures and information systems. Capitalized costs are amortized on a straight-line basis over the expected life of the software. Computer software maintenance costs are expensed as incurred. Included in depreciation expense is the amortization of assets capitalized under capitalized lease obligations. Expenditures for maintenance and repairs necessary to maintain property and equipment in efficient operating condition are charged to operations as incurred. Costs of additions and betterments are capitalized.

        Depreciation expense from continuing operations for the fiscal years ended September 30, 2004, 2003 and 2002 was $22.2 million, $23.6 million and $20.8 million, respectively.

Deferred Financing Costs

        Financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. Deferred financing costs were $9.5 million and $12.0 million at September 30, 2004 and 2003, respectively, and are included in other long-term assets. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

Valuation of Long-Lived Assets

        The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

        The Company accounts for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill no longer be amortized on a recurring basis but rather is subject to periodic impairment testing. The impairment test requires companies to compare the fair value of its businesses to their carrying value including assigned goodwill. The Company performed annual impairment tests effective September 30, 2004 and 2003 and the results of these tests indicated that there was no impairment in goodwill.

Self Insurance Programs

Workers' compensation and general and professional liability

        Prior to December 1, 2003, certain of the Company's workers compensation and general and professional liability coverage was provided by a wholly-owned insurance company, LHC. Effective December 1, 2003, the Company's workers compensation, automobile liability and general and professional liability coverage is provided by external insurance providers under premium based policies.

        Outstanding losses and loss expenses were comprised of estimates of the amount of reported losses together with a provision for losses incurred but not reported, based on the recommendations of an independent actuary using the past experience of the Company and the industry.

        For general and professional liability costs the Company was responsible for the first dollar of each claim (on a claims-made basis), up to a self-insurance retention limit determined by the individual policies, subject to aggregate limits for each policy year. For policy years 2004 and 2002, any costs above these retention limits are covered by third-party insurance carriers. For policy year 2003 (June 2002 to May 2003), the Company has retained an additional self-insurance layer of $5 million. Effective December 1, 2003, the general and professional liability coverage provides for deductibles on individual claims and an aggregate annual deductible of $1 million after which losses are borne by the insurance carrier.

        For workers compensation and automobile liability insurance, as of December 1, 2003, the Company's coverage provides for individual claim deductibles with a combined aggregate deductible limit of $5.1 million. All claims above the individual claim and aggregate deductible amounts are insured through a third-party insurer. For periods prior to the spin-off, the Company was self-insured through LHC up to the first $0.5 million per incident for workers compensation. The Company's provision for losses under the new policy in the ten month period ended September 30, 2004 was approximately $1.4 million, including $.7 million for incurred but not reported claims. The Company's reserve levels are evaluated on a quarterly basis. Any necessary adjustments are recognized as an adjustment to salaries, wages and benefits in the consolidated statements of operations.

        The Company (through LHC) had restricted investments in marketable securities of $90.6 million at September 30, 2003 which were substantially restricted to securing the outstanding claim losses of LHC. Both the assets and liabilities were distributed to GHC on December 1, 2003.

Self-Insured Health Plan

        The Company offers employees an option to participate in a self-insured health plan. Health claims under this plan are self-insured with a stop-loss umbrella policy in place to limit maximum potential liability for individual claims for a plan year. Health insurance claims are paid as they are submitted to the plan administrator. The Company maintains an accrual for claims that have been incurred but not yet reported to the plan administrator and therefore have not been paid. The IBNR reserve is based on the historical claim lag period and current payment trends of health insurance claims (generally 2-3 months). The liability for the self-insurance health plan is recorded in accrued compensation and benefits in the accompanying consolidated balance sheets.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred income taxes are provided for temporary differences between financial statement and taxable income. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.

Derivative Financial Instruments

        The Company accounts for derivative financial instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (as amended by SFAS No. 138). SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities and requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the purpose of the derivative transaction.

        On the date a derivative contract is entered into, the Company designates the derivative as a fair value hedge or a cash flow hedge. The Company formally documents relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking hedge transactions. The Company also assesses, both at inception, and on an ongoing basis, whether derivatives that are used in hedging transactions are highly effective in mitigating the identified risks.

        Derivatives used to hedge fixed rate debt obligations and the underlying debt obligation are recorded on the balance sheet at their fair value. The changes in fair value of the derivative and the debt that is hedged are recorded in the consolidated statement of operations.

        Derivatives used to hedge variable interest rate risk were recorded on the balance sheet at their fair value, as either liabilities or assets with the related unrealized gain or loss as a component of accumulated other comprehensive income. Any realized gains or losses due to hedge ineffectiveness are recorded as an adjustment to interest expense in the consolidated statements of operations. If the Company discontinues a cash flow hedge because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income is immediately reclassified into operations.

        The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148). SFAS 148 amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 148, the Company applies the intrinsic value method as defined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and restricted stock plans. Had the Company determined compensation cost of outstanding stock options based on the fair value at the grant date consistent with the provisions of

SFAS 123, the Company's net income available to common shareholders would have been changed to the pro forma amounts indicated below (in thousands):

	Fiscal year ended September 30,
	2004	2003	2002
Net income available to common shareholders — as reported	$1,843	$29,987	$70,167
Add stock-based compensation expense included in reported net income, net of tax effect	2,132	6,117	4,161
Deduct stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effect	(6,376)	(10,157)	(16,906)

Net income (loss) available to common shareholders — pro forma	$(2,401)	$25,947	$57,422

Earnings (loss) per share:
Basic—as reported	$0.04	$0.74	$1.70
Basic—pro forma	(0.06)	0.64	1.39
Diluted—as reported	0.04	0.74	1.70
Diluted—pro forma	(0.06)	0.64	1.39

        The fair value of stock options granted during years ended September 30, 2004, 2003 and 2002, respectively, is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002:

	Fiscal year ended September 30,
	2004	2003	2002
Volatility	60.00%	39.18%	36.92%
Expected life (in years)	5.0	3.7	8.1
Rate of return	2.2%	2.69%	3.80%
Dividend yield	0%	0%	0%

Discontinued Operations

        In the normal course of business, NeighborCare evaluates the performance of its operating units, with an emphasis on selling or closing under-performing or non-strategic assets. Under SFAS No. 144, discontinued businesses, including assets held for sale or distributed to shareholders, are removed from the results of continuing operations. Effective December 1, 2003, the Company completed its plan of disposition of GHC through a distribution of GHC common stock to NeighborCare's shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described earlier.

        GHC's revenue was recognized in the period the related services were rendered. The Company derived a substantial portion of its inpatient services revenue under Medicaid and Medicare reimbursement systems. The Company was reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates was recorded as contractual adjustments and deducted from revenues. (See note 2.)

Comprehensive Income

        Comprehensive income includes all changes to shareholders' equity during a year, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the consolidated statements of shareholders' equity.

Fair Value of Financial Instruments

        Fair values of financial instruments approximate their carrying values in the consolidated financial statements.

Earnings or Loss Per Share

        Basic earnings or loss per share is calculated by dividing net income available to common shareholders by the weighted average of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of common stock equivalents.

        The following table sets forth the computation of basic and diluted earnings per share applicable to common shares (in thousands, except per share data):

	Fiscal year ended September 30,
	2004	2003	2002
Earnings (loss) used in computation:
Income (loss) from continuing operations—basic and diluted computation	$(6,592)	$1,255	$3,660

Income from discontinued operations—basic and diluted computation	8,435	28,732	66,507

Net income available to common shareholders—basic computation	1,843	29,987	70,167
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	—	—	2,599

Net income available to common shareholders—diluted computation	$1,843	$29,987	$72,766

Shares used in computation:
Weighted average shares outstanding—basic computation	42,863	40,756	41,226
Dilutive effect of outstanding stock options	—	1	—
Contingent consideration related to an acquisition	—	—	34

Weighted average shares outstanding—diluted computation, income from continuing operations and discontinued operations	42,863	40,757	41,260
Add: assumed conversion of preferred stock	—	—	2,091

Weighted average shares outstanding—diluted computation, income available to common shareholders	42,863	40,757	43,351

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.15)	$0.03	$0.09
Income from discontinued operations	0.19	0.71	1.61
Net income available to common shareholders	0.04	0.74	1.70
Diluted:
Income (loss) from continuing operations	$(0.15)	$0.03	$0.09
Income from discontinued operations	0.19	0.71	1.61
Net income available to common shareholders	0.04	0.74	1.68

        For the fiscal year ended September 30, 2004, basic and diluted shares outstanding are the same because the Company reported a net loss from continuing operations for the period, thus the impact of including the effect of unexercised stock options, unvested restricted stock awards and conversion of preferred stock would be anti-dilutive. For the fiscal year ended September 30, 2003, the assumed conversion of preferred stock is anti-dilutive and therefore is not included in calculating diluted shares outstanding.

Use of Estimates

        The Company has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Some of the more significant estimates impact accounts receivable, long-lived assets and loss reserves for self-insurance programs. Actual results could differ significantly from those estimates.

(2)   Spin-off of GHC and Discontinued Operations

        Effective December 1, 2003, the Company completed its plan of disposition of GHC through a distribution of GHC common stock to NeighborCare's shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described in Note 1. Under SFAS No. 144, discontinued businesses, including assets held for sale or distributed to shareholders, are removed from the results of continuing operations and are classified as discontinued operations in the consolidated statements of operations.

        The following table sets forth the components of income from discontinued operations for the period from October 1, 2003 to December 1, 2003 and for the fiscal years ended September 30, 2003 and 2002 (in thousands):

	2004	2003	2002
Net revenues of GHC	$250,927	$1,405,122	$1,349,051
Net operating income of GHC	16,450	65,569	132,723
Interest expense allocation	2,467	19,937	23,373
Income tax expense	5,548	16,900	42,843

Net income from discontinued operations	$8,435	$28,732	$66,507

        In accordance with SFAS 144, only those overhead costs that are solely attributable to the discontinued business segments can be allocated to discontinued operations. As a result, fiscal 2003 and 2002 include overhead expenses that were incurred for the benefit of both our continuing and discontinued operations, which are included in continuing operations. Consolidated interest expense in periods prior to the spin-off has been allocated to discontinued operations using a basis of net assets of each of the continuing and discontinued operating segments as of September 30, 2003.

        The assets and liabilities distributed to GHC in connection with the spin-off included those specific to GHC operations and an allocation of corporate assets and liabilities, which were originally based on estimates. The following table summarizes the net assets and liabilities distributed to GHC on December 1, 2003 (in thousands):

Assets:
Accounts receivable, net	$199,704
Other current assets	137,771
Property, plant and equipment	693,081
Other non-current assets	72,044

Total assets	1,102,600
Liabilities:
Accounts payable and accrued expenses	121,192
Other current liabilities	3,076
Long-term debt	274,800
Other non-current liabilities	41,113

Total liabilities	440,181
Net assets distributed to GHC before cash	662,419
Less: net cash received from GHC	(72,731)

Net assets distributed to GHC	$589,688

        In the fourth quarter of fiscal 2004, the Company completed the analysis of the corporate assets and liabilities, including the components of deferred income taxes giving effect to the spin-off of GHC. As a result, the Company determined that certain deferred tax liabilities, which were initially recorded in connection with the fresh-start reporting upon the emergence of Genesis Health Ventures, Inc. from bankruptcy on September 30, 2001, had been overstated by $43.7 million. Additionally, the Company determined that the initial allocation of deferred income taxes between GHC and NeighborCare on December 1, 2003 did not reflect the tax effect of distributing tax-basis goodwill to GHC of $89.8 million and thereby underestimated the Company's deferred tax liabilities attributable to NeighborCare by $36.2 million. Accordingly, in the fourth quarter of fiscal 2004, the Company decreased goodwill by $43.7 million increased the deferred tax liabilities by $36.2 million, and increased the charge to equity for the distribution of net assets to GHC by $79.9 million. This adjustment had no effect on reported operating results and cash flows and no effect on working capital, other liquidity measures or debt covenants. The Company considered relevant quantitative and qualitative effects of the adjustments and concluded that such adjustments did not have a material effect on the consolidated financial statements.

(3)   Certain Significant Transactions and Events

  Strategic Planning, Severance and Other Operating Items

        NeighborCare has incurred costs that are directly attributable to the Company's transforming to a pharmacy-based business and certain of its short-term strategic initiatives. These costs are segregated in the consolidated statements of operations as "Strategic planning, severance and other operating items."

A summary of these costs for the years ended September 30, 2004, 2003 and 2002 follows (in thousands):

	Fiscal Year Ended September 30, 2004
	Accrued at September 30, 2003	Provision	Paid	Non-Cash	Accrued at September 30, 2004
Employee contract termination, transaction completion bonuses, severance and related costs	$1,000	$13,515	$11,378	$833	$2,304
Strategic planning and other operating items	2,160	32,083	27,475	6,113	655

Total	$3,160	$45,598	$38,853	$6,946	$2,959

  Employee Contract Termination, Transaction Completion Bonuses, Severance and Related Costs

        In connection with the spin-off of GHC, NeighborCare incurred $10.3 million in costs pursuant to the termination provisions of employment contracts and transaction completion bonuses with both NeighborCare and GHC executives. In addition, NeighborCare incurred $3.2 million of expenses related to corporate and regional operational consolidations during the fiscal year ended September 30, 2004.

  Strategic Planning and Other Operating Items

        Strategic planning and other operating items for the fiscal year ended September 30, 2004 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $16.7 million; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and consulting and related costs incurred pursuant to the Company's corporate and regional consolidation in fiscal 2004 of $0.9 million.

        Included in the debt extinguishment costs of $14.5 million are costs to write-off unamortized deferred financing costs of $5.9 million, consent fees required to eliminate the Company's commitments under GHC debt of $5.0 million and the settlement of GHC interest rate swap arrangements related to debt extinguishment of $3.6 million. The majority of the amounts accrued at September 30, 2004 are expected to be paid during the first quarter of fiscal 2005.

	Fiscal Year Ended September 30, 2003
	Accrued at September 30, 2002	Provision	Paid	Non-Cash	Accrued at September 30, 2003
	(in thousands)
Employee contract termination, transaction completion bonuses, severance and related costs	$1,100	$14,247	$5,916	$8,431	$1,000
Strategic planning and other items	621	12,909	10,150	1,220	2,160

Total	$1,721	$27,156	$16,066	$9,651	$3,160

  Employee Contract Termination, Transaction Completion Bonuses, Severance and Related Costs

        The fiscal 2003 provision for employee contract termination, transaction completion bonuses, severance and related costs included $2.2 million for workforce reduction severance; $4.8 million for severance for the Company's former Vice Chairman; and $7.2 million for the repurchase of outstanding stock options discussed below.

        On April 1, 2003, the Company extended an offer to its employees, including executive officers except for its chief executive officer, to tender all options to purchase shares of the Company's common stock, par value $.02 per share, outstanding under its 2001 stock option plan, for the following consideration: (a) for those holders of options who had received awards of more than 2,000 restricted shares of common stock under the Company's stock incentive plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who had not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003. The Company accepted for exchange and cancellation options to purchase 1,724,000 shares of its common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders. All eligible options held by the Company's employees were tendered in the offer, with the exception of options to purchase 35,000 shares. As a result of this offer and exchange, the Company expensed $7.2 million in fiscal 2003, of which $1.4 million was disbursed in cash, with the remainder distributed in common stock.

  Strategic Planning and Other Operating Items

        During fiscal year 2003, the Company incurred strategic consulting costs of $12.9 million in connection with several of its new strategic objectives. Initially, strategic consulting firms were engaged to assist the Company's Board of Directors and management in the evaluation of its existing business model and the further development of its strategic plan. Additional services were procured to assist in the evaluation of the Company's pharmacy sales and marketing function, the bid selection process in connection with the potential sale or spin-off of the inpatient services business and the legal, accounting and other professional fees directly attributed to the spin-off transaction. Strategic consulting costs in fiscal 2003 also include executive compensation of $2.2 million which relates to certain incentive compensation to recruit John J. Arlotta as the Company's new chief executive officer and incentive compensation paid to Robert H. Fish for services rendered during his term as the interim chief executive officer. During Mr. Fish's term as interim chief executive officer, his primary objectives were focused on the Company's pharmacy transformation initiatives.

        In fiscal 2002, the Company incurred strategic planning, severance and other operating items of approximately $21.5 million, which included: severance and related costs for the termination of 100 individuals of $3.8 million; severance and related costs for a former chief executive officer and vice chairman of $12.6 million; and strategic consulting expense of $5.1 million.

  Takeover Defense Expenses

        On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of NeighborCare, Inc. common stock for $30 per share in cash. On May 25, 2004, NeighborCare announced that its Board of Directors unanimously rejected the proposal. On June 3, 2004, Omnicare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of NeighborCare, Inc. common stock for $30 per share in cash. The tender offer formally commenced on June 4, 2004 and was originally stated to expire on July 7, 2004 but has been subsequently extended on several occasions, most recently to January 7, 2005. On June 14, 2004, NeighborCare, Inc. announced that the Board of Directors had unanimously recommended that shareholders reject the tender offer and not tender shares pursuant to the offer. Further information relating to the tender offer, including the Board's recommendation and reasons therefore, can be found in the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on June 14, 2004, and in subsequent amendments filed with Securities and Exchange Commission.

        The Company has incurred various expenses as a result of the tender offer including legal, investment banking and other fees aggregating $18.2 million as of September 30, 2004, of which $17.5 million remains accrued at September 30, 2004. The Company anticipates that additional takeover defense expenses will continue to be incurred through the duration of the tender offer; however, the impact of these expenses cannot be reasonably estimated.

  ElderTrust Transactions

        On September 11, 2003, GHC entered into agreements with ElderTrust, a real estate investment trust from which GHC leased or subleased 18 of its eldercare facilities and eight managed and jointly-owned facilities. The principal terms of the agreements are as follows:

  •
  GHC will purchase two skilled nursing facilities having 210 skilled nursing beds and 67 assisted living beds, and three assisted living facilities having 257 beds, for $24.8 million. GHC leases these properties from ElderTrust at an annual cash basis and accrual basis lease cost of $2.4 million and $1.5 million, respectively. On October 29, 2003, GHC purchased one of the aforementioned eldercare facilities having 183 beds for $10.3 million;

  •
  GHC agreed to pay ElderTrust $32.3 million to reduce annual cash basis and accrual basis lease cost associated with nine properties by $6.9 million and $1.2 million, respectively, and acquire options to purchase seven properties currently subleased to GHC by ElderTrust. On October 29, 2003, GHC paid ElderTrust $2.3 million to reduce the rents of two of the nine aforementioned eldercare facilities, and on November 7, 2003 paid ElderTrust the remaining $30.0 million to reduce the rents of the other seven aforementioned eldercare facilities; and

  •
  NeighborCare paid ElderTrust $4.4 million upon consummation of the spin-off in exchange for ElderTrust's consent to the assignment of all remaining leases and guarantees from NeighborCare to GHC.

        On August 13, 2003, GHC acquired the remaining ownership interest in an unconsolidated joint-venture partnership that operates four skilled nursing facilities with 600 skilled nursing and 125 assisted living beds. Each of the four facilities had been leased to the partnership from ElderTrust. GHC purchased its joint venture partner's interest in the unconsolidated partnership for $3.1 million and will subsequently purchase one of the four eldercare properties from ElderTrust for $2.6 million. Additionally, GHC paid ElderTrust $2.5 million to reduce the annual cash basis and accrual basis lease expense of one of the three remaining leased facilities by $0.4 million and $0.2 million, respectively. The lease terms of the three facilities that will continue to be leased from ElderTrust are expected to be extended from 2010 to 2015.

  NCS Transaction Termination Fee

        On July 28, 2002, NeighborCare, Inc. and its wholly-owned subsidiary, Geneva Sub, Inc., entered into an agreement and plan of merger (the "Merger Agreement") with NCS HealthCare, Inc. ("NCS"), pursuant to which NCS was to become a wholly-owned subsidiary of the Company (the "NCS Transaction").

        On December 11, 2002, the Court of Chancery of the State of Delaware, pursuant to an order of the Delaware Supreme Court dated December 10, 2002 which reversed prior determinations of the Court of Chancery, entered an order preliminary enjoining the consummation of the NCS transaction pending further proceedings.

        On December 15, 2002, NeighborCare, Inc. entered into a termination and settlement agreement with Omnicare whereby it agreed to terminate the Merger Agreement and Omnicare agreed to pay to the Company $22.0 million. In addition, the Company and Omnicare each agreed to release the other from any claims arising from the Merger Agreement and not commence any action against one another in connection with the Merger Agreement. On December 16, 2002 the Company provided notice to NCS terminating the Merger Agreement. In fiscal 2003, the Company recognized a $10.0 million gain resulting from the $22.0 million break-up fee, net of $12.0 million of costs associated with the proposed NCS transaction.

  Arbitration Award

        On February 14, 2002, an arbitrator ruled in favor of NeighborCare on all claims and counterclaims in the lawsuit involving HCR Manor Care, Inc. and certain of its affiliates. The arbitrator found that HCR Manor Care did not lawfully terminate the Master Service Agreements with NeighborCare, so that those contracts remain in full force and effect until the end of September 2004. The arbitrator awarded NeighborCare $21.9 million in damages for respondents' failure to allow NeighborCare to exercise its right under the Master Service Agreements to service facilities owned and operated by a subsidiary of respondent HCR Manor Care. The Company recognized a $19.2 million net gain in fiscal 2002, net of professional fees of $2.7 million. In addition, the arbitrator terminated his prior ruling that allowed respondents to withhold 10% of their payments to NeighborCare, and respondents paid NeighborCare $9.1 million in funds representing the amounts withheld during the course of the Arbitration pursuant to the arbitrator's prior ruling.

(4)   Acquisitions

        In the ordinary course of business, the Company makes strategic acquisitions to enhance its geographical market presence and to create beneficial operating synergies through acquisitions in locations that it has an existing market presence. On June 1, 2004, the Company completed the acquisition of The Medicine Centre, LLC ("Medicine Centre") by purchasing all outstanding ownership interests in Medicine Centre. Also on June 1, 2004, the Company acquired all of the outstanding stock of Capitol Home Infusion, Inc. On January 22, 2004, the Company completed the acquisition of certain of the assets of Texas Long-Term Care Pharmacy Services, LLC. The aggregate purchase price for these acquisitions was approximately $32.0 million. These acquisitions were accounted for under the purchase method for accounting for business combinations in accordance with SFAS No. 141 "Business Combinations."

        Results of these completed acquisitions are included in the Company's consolidated statements of operations from the date of acquisition. Pro-forma financial information has not been prepared because the acquisitions are not material to the consolidated operations and financial position of the Company. The Company's aggregate purchase price allocation is as follows (in thousands):

Accounts receivable, net	$3,884
Inventories	1,789
Other current assets	77
Property, plant and equipment	937
Goodwill	25,084
Other intangible assets	3,819
Total liabilities assumed	(3,598)

Net assets acquired through acquisitions	$31,992

        Prior to the spin-off date of December 1, 2003, GHC completed the acquisition of three eldercare facilities in October and November 2003 aggregating approximately $12.9 million. In addition, GHC acquired eldercare facilities in accordance with the ElderTrust transactions discussed in note 3 of approximately $22.0 million. These eldercare facilities were included in the net assets distributed to GHC on December 1, 2003.

(5)   Certain Significant Risks, Uncertainties and Business Concentrations

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

        The Medicaid and Medicare programs are highly regulated. The failure of the Company or its customers to comply with applicable reimbursement regulations could adversely affect the Company's business. The Company monitors its receivables from third-party payor programs and reports such revenues at the net realizable value expected to be received.

        The Company's percentages of revenues from the following payor sources during each of the three years ended September 30 were as follows:

	2004	2003	2002
Medicaid	44%	42%	40%
Long-term care facilities	29	30	34
Third-party payor	15	16	14
Private	10	10	10
Medicare Part B	2	2	2

Total	100%	100%	100%

        It is not possible to quantify fully the effect of pending legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on the Company's business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect the Company's business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Company's financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

        Approximately 97% of the Company's institutional pharmacy revenues for the year ended September 30, 2004 consisted of the sale of prescription and non-prescription pharmaceuticals. At September 30, 2004, the Company had contracts to provide services to approximately 263,000 residents in long-term care facilities in 32 states and the District of Columbia. Many of these contracts, as is typical in the industry, are for a period of one year but can be terminated by either party for any reason upon thirty-sixty days written notice. For the year ended September 30, 2004, net revenues from GHC, excluding the period from October 1, 2003 to December 1, 2003, were 11% of institutional pharmacy revenue. Net revenues from HCR Manor Care, Inc. ("Manor Care") in fiscal 2004, 2003 and 2002 were 12%, 12% and 10%, respectively, of institutional pharmacy revenue. No other individual customer or market group represented more than 5% of the total revenues of the Company's institutional pharmacy business. In connection with the spin-off, the Company entered into a pharmacy services agreement, a pharmacy benefit management agreement and a durable medical equipment agreement with GHC, effective through November 30, 2013. In addition, the Company has a pharmacy services agreement with Manor Care which expires in 2006. As of September 30, 2004, 2.5% of the Company's accounts receivable balance is attributable to sales to GHC facilities and 5.1% is attributable to sales to Manor Care facilities. As of September 30, 2003, 2.4% of the Company's accounts receivable is attributable to sales to Manor Care facilities.

        The Company obtains approximately 97% of its institutional pharmaceutical products from one supplier pursuant to contracts that are terminable by either party on 90 days notice. The Company has not experienced any difficulty in obtaining pharmaceutical products or supplies used in the conduct of the Company's business. As of September 30, 2004, 50.2% and at September 30, 2003, 43.1% of the Company's accounts payable related to inventory purchases from the supplier. In addition, included in prepaid expenses and other current assets as of September 30,2004 and 2003, were deposits held by the supplier of $33.0 million and $37.9 million, respectively.

(6)   Restricted Investments in Marketable Securities

        Marketable securities at September 30, 2003 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed interest securities:
U.S. mortgage backed securities	$5,475	$677	$—	$6,152
Corporate bonds	9,771	658	—	10,429
Government bonds	1,368	21	(42)	1,347

	16,614	1,356	(42)	17,928
Term deposits	1,028	—	—	1,028
Equity securities	1,102	380	—	1,482
Money market funds	70,153	—	—	70,153

	$88,897	$1,736	$(42)	$90,591

Less: Current portion of restricted investments				(29,320)

Long-term restricted investments				$61,271

        Fixed interest securities held at September 30, 2003 mature as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$3,060	$3,088
Due after one year through five years	10,988	11,983
Due after five years through 10 years	2,010	2,229
Over ten years	556	628

	$16,614	$17,928

        Marketable securities were distributed to GHC on December 1, 2003.

(7)   Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets at September 30, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Deposit with supplier	$32,982	$37,900
Deferred tax asset	3,162	—
Other prepaid expenses and other current assets	3,902	52,018

	$40,046	$89,918

        On December 1, 2003 $40.2 million of prepaid expenses and other current assets were distributed to GHC.

(8)   Property, Plant and Equipment

        Property, plant and equipment at September 30, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Land	$2,071	$72,515
Buildings and improvements	16,070	584,263
Furniture and fixtures	47,715	104,332
Computer hardware and software	27,275	54,481
Rental equipment	28,420	23,159
Leased property	22,168	21,647
Construction in progress	2,399	6,372

	146,118	866,769
Less accumulated depreciation	(61,903)	(114,773)

Property, plant and equipment, net	$84,215	$751,996

        On December 1, 2003 $693.1 million of net property, plant and equipment was distributed to GHC.

(9)   Other Long-Term Assets

        Other long-term assets at September 30, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Notes receivable, net of allowance for doubtful accounts of $0.2 million in 2004 and $26.5 million in 2003	$2,198	$19,252
Deferred financing costs, net of accumulated amortization of $1.1 million in 2004 and $4.7 million in 2003	9,534	7,575
Deposits and funds held in escrow	701	22,783
Employee deferred compensation	3,066	7,501
Other, net	3,298	15,371

Other long-term assets	$18,797	$72,482

        On December 1, 2003 $53.6 million of other long-term assets, net were distributed to GHC.

(10) Goodwill and Identifiable Intangible Assets

        The change in the carrying amount of goodwill for the years ended September 30, 2004 and 2003 is summarized as follows (in thousands):

	2004	2003
Balance at beginning of year	$337,695	$336,701
Goodwill acquired during the year (note 4)	25,084	3,040
Distributed to GHC on December 1, 2003	(2,990)	—
Fresh start valuation adjustments (note 2)	(43,669)	—
Utilization of net operating losses	—	(2,046)

Balance at end of year	$316,120	$337,695

        In fiscal 2003, in accordance with Statement of Position (SOP) No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", the Company utilized $5.0 million of net operating loss carryforwards which resulted in a $2.0 million reduction in goodwill.

        Identifiable intangible assets, which are amortized on a straight-line basis over their estimated useful lives at September 30, 2004 and 2003 consist of the following (in thousands):

Classification	2004	2003	Estimated Life (Years)
Customer contracts	$23,990	$28,164	2-6
Trademarks and trade names	—	5,000	5
Non-competition agreements	3,441	4,081	1-6

Identifiable intangible assets	27,431	37,245

Accumulated amortization	(14,694)	(16,379)

Identifiable intangible assets, net	$12,737	$20,866

        Aggregate amortization expense for identifiable intangible assets for the years ended September 30, 2004 and 2003 was $4.0 million and $6.2 million, respectively. Estimated amortization expense for the next five fiscal years is $4.4 million in fiscal 2005, $3.8 million in fiscal 2006, $3.5 million in fiscal 2007 and $0.4 million in fiscal 2008 and 2009.

        On December 1, 2003 $6.6 million of net intangible assets were distributed to GHC.

(11) Long-Term Debt

        Long-term debt at September 30, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Senior Credit Facility
Term loan	$—	$246,875
Delayed draw term loan	—	68,162

Total senior credit facility	—	315,037
Senior secured notes	—	240,176
Senior subordinated notes due 2013	250,000	—
Mortgages and other secured debt	12,271	56,406

Total debt	262,271	611,619
Less:
Current portion of long-term debt	(4,263)	(20,135)

Long-term debt	$258,008	$591,484

        In contemplation of the spin-off of GHC, the Company restructured and refinanced nearly all of its indebtedness. Prior to the spin-off both NeighborCare and GHC entered into new financing arrangements in an effort to extinguish all senior secured joint and several debt and to provide capital to both separate organizations. As such, NeighborCare and GHC entered into the following new financing arrangements:

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

        The $475.0 million of proceeds from the senior subordinated notes of NeighborCare and GHC, in addition to a portion of the proceeds from the $185.0 million term loan of GHC were used to repay the Company's previous senior credit facility of $315.1 million ($246.9 million term loan and $68.2 million delayed drawn term loan) and the Company's previous $240.2 million senior secured notes.

        The remaining proceeds of approximately $104.8 million were used to pay for approximately $21.0 million of financing fees related to the new financing arrangements, with the remaining $83.8 million used to provide additional liquidity to both organizations to fund both working capital and other requirements. The Company distributed $274.8 million of long-term debt in the spin-off to GHC on December 1, 2003.

        The agreements and instruments governing NeighborCare's new financing arrangements contain various restrictive covenants that, among other things, require NeighborCare to comply with or maintain certain financial tests and ratios and restrict the Company's ability to incur more debt; pay dividends, redeem stock or make other distributions; make certain investments; create liens; enter into transactions with affiliates; merge or consolidate; and transfer or sell assets.

        The agreements require the Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA (earnings before interest, taxes, depreciation and amortization); limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth. The Company was in compliance with its covenants as of September 30, 2004.

        Under the terms of NeighborCare's senior subordinated notes, the notes are not redeemable until on or after November 15, 2008 and October 28, 2008, respectively. NeighborCare may, however, use the net proceeds from one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes issued on or before November 15, 2006 at 106.875% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, subject to the terms of the notes.

Senior Credit Facility

        On October 2, 2001, and in connection with the consummation of the Plan of Reorganization, the Company entered into a senior credit facility consisting of the following: (1) a $150 million revolving line of credit (the "Revolving Credit Facility"); (2) a $285 million term loan (the "Term Loan") and (3) an $80 million delayed draw term loan (the "Delayed Draw Term Loan") (collectively the "Senior Credit Facility"). The outstanding amounts under the Term Loan and the Delayed Draw Term Loan bore interest at LIBOR plus 3.50%, or 4.66%, at September 30, 2003. The Revolving Credit Facility bore interest based upon a performance related grid, or 4.16%, at September 30, 2003. The Revolving Credit Facility was not drawn upon during fiscal 2003 or 2002. The Senior Credit Facility was repaid in the first quarter of fiscal 2004 as described above.

Senior Secured Notes

        On October 2, 2001, and in connection with the consummation of the Plan, the Company entered into an indenture agreement in the principal amount of $242.6 million (the "Senior Secured Notes"). The Senior Secured Notes bore interest at LIBOR plus 5.0% (6.16% at September 30, 2003), and amortize one percent each year and were scheduled to mature on April 2, 2007. The Senior Secured Notes were secured by a junior lien on real property and related fixtures of substantially all of the Company's subsidiaries, subject to liens granted to the lenders' interests subject to the Senior Credit Facility. The Senior Secured Notes were repaid in the first quarter of fiscal 2004 as described above.

        Installments of long-term debt are as follows (in thousands):

Years ending September 30,	Principal Amount
2005	$4,263
2006	3,855
2007	2,424
2008	1,047
2009	258
Thereafter	250,424

$262,271

(12) Guarantor Subsidiaries and Condensed Consolidating Financial Statements

        The Company's $250 million senior subordinated notes due 2013 are fully and unconditionally guaranteed on a joint and several basis by certain 100% owned subsidiaries of the Company (Guarantors). Those subsidiaries that do not guarantee the notes consist of the joint ventures in which

NeighborCare has a greater than 50% share in the equity and earnings thereof (Non-Guarantors). Separate financial statements of the guarantor subsidiaries have not been prepared because management believes it would not be material to investors. The following tables present the condensed consolidating financial statements of NeighborCare, Inc. (Parent), the guarantor subsidiaries and the non-guarantor subsidiaries:

Condensed Consolidating Balance Sheets
September 30, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$146,197	$195,364	$18,365	$(129,023)	$230,903
Other current assets	108,879	63,787	13,414	—	186,080
Property, plant and equipment, net	18,685	58,069	7,461	—	84,215
Investment in subsidiaries	20,209	1,381	—	(21,034)	556
Goodwill	287,142	26,720	2,258	—	316,120
Other long-term assets	25,795	5,676	63	—	31,534

	$606,907	$350,997	$41,561	$(150,057)	$849,408

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$82,876	$155,346	$12,513	$(129,023)	$121,712
Current portion of long-term debt	4,263	—	—	—	4,263
Long-term debt less current portion	256,240	254	1,514	—	258,008
Other non-current liabilities	78,645	—	—	—	78,645
Shareholders' equity	184,883	195,397	27,534	(21,034)	386,780

	$606,907	$350,997	$41,561	$(150,057)	$849,408

Condensed Consolidating Balance Sheets
September 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$777,592	$155,782	$213,111	$(779,599)	$366,886
Other current assets	186,884	61,069	70,758	—	318,711
Property, plant and equipment, net	14,687	51,682	685,627	—	751,996
Investment in subsidiaries	25,435	1,088	10,058	(27,759)	8,822
Goodwill	330,975	1,509	5,211	—	337,695
Other long-term assets	64,300	3,604	86,715	—	154,619

	$1,399,873	$274,734	$1,071,480	$(807,358)	$1,938,729

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses	$29,786	$117,386	$851,232	$(779,599)	$218,805
Current portion of long-term debt	18,069	—	2,066	—	20,135
Long-term debt less current portion	545,224	340	45,920	—	591,484
Other non-current liabilities	152,918	9,856	29,368	—	192,142
Shareholders' equity	653,876	147,152	142,894	(27,759)	916,163

	$1,399,873	$274,734	$1,071,480	$(807,358)	$1,938,729

Condensed Consolidating Statements of Operations
Fiscal Year Ended
September 30, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$—	$1,290,893	$152,690	$1,443,583
Cost of revenues	—	1,025,494	111,724	1,137,218

Gross profit	—	265,399	40,966	306,365
Operating expenses	117,329	146,576	22,205	286,110
Interest expense (income), net	18,599	201	218	19,018
Other expense (income)	5,130	(673)	—	4,457

Income (loss) before income tax provision	(141,058)	119,295	18,543	(3,220)
Income tax provision	3,369	3	—	3,372
Income (loss) from continuing operations	(144,427)	119,292	18,543	(6,592)

Income from discontinued operations	8,435	—	—	8,435

Net income (loss)	$(135,992)	$119,292	$18,543	$1,843

Condensed Consolidating Statements of Operations
Fiscal Year Ended
September 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$1,598	$1,105,767	$136,492	$1,243,857
Cost of revenues	—	865,105	96,873	961,978

Gross profit	1,598	240,662	39,619	281,879
Operating expenses	20,070	219,898	21,356	261,324
Interest expense (income), net	14,230	(111)	239	14,358
Other expense (income)	4,867	(578)	—	4,289

Income (loss) before income tax provision	(37,569)	21,453	18,024	1,908
Income tax provision (benefit)	(3,960)	1,912	—	(2,048)
Income (loss) from continuing operations	(33,609)	19,541	18,024	3,956

Income from discontinued operations	28,732	—	—	28,732

Net income (loss)	$(4,877)	$19,541	$18,024	$32,688

Condensed Consolidating Statements of Operations
Fiscal Year Ended
September 30, 2002
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$2,126	$1,029,272	$105,339	$1,136,737
Cost of revenues	—	805,233	76,350	881,583

Gross profit	2,126	224,039	28,989	255,154
Operating expenses	1,727	220,059	19,561	241,347
Interest expense (income), net	16,427	506	253	17,186
Other expense (income)	3,061	—	—	3,061

Income (loss) before income tax provision	(19,089)	3,474	9,175	(6,440)
Income tax provision (benefit)	(13,468)	769	—	(12,699)
Income (loss) from continuing operations	(5,621)	2,705	9,175	6,259

Income from discontinued operations	66,507	—	—	66,507

Net income (loss)	$60,886	$2,705	$9,175	$72,766

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended
September 30, 2004
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	$(76,191)	$140,358	$7,598	$71,765
Cash flow from investing activities	(6,002)	(51,937)	(30,716)	(88,655)
Cash flow from financing activities	(26,918)	(4)	(6,991)	(33,913)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended
September 30, 2003
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	$59,402	$21,124	$30,035	$110,561
Cash flow from investing activities	(18,823)	(9,126)	15,661	(12,288)
Cash flow from financing activities	(81,736)	(1,980)	(29,861)	(113,577)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended
September 30, 2002
(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Cash flow from operating activities	$(62,314)	$105,479	$136,020	$179,185
Cash flow from investing activities	(8,648)	(11,717)	(74,474)	(94,839)
Cash flow from financing activities	54,359	(490)	(22,324)	31,545

(13) Income Taxes

        Income tax provision (benefit) for the years ended September 30, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Income tax from continuing operations	$3,372	$(2,048)	$(12,699)
Income tax from discontinued operations	5,548	16,900	42,843

Total	$8,920	$14,852	$30,144

        The components of the provision (benefit) for income taxes for income from continuing operations for the fiscal years ended September 30, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Current:
Federal	$(3,471)	$(7,850)	$(10,285)
State	(878)	3,859	2,736

Total current	(4,349)	(3,991)	(7,549)

Deferred:
Federal	6,162	5,318	(1,926)
State	1,559	(3,375)	(3,224)

Total deferred	7,721	1,943	(5,150)

	$3,372	$(2,048)	$(12,699)

        Total income tax provision (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income from continuing operations before income taxes (in thousands):

	Fiscal Year Ended September 30,
	2004	2003	2002
Computed "expected" tax (benefit)	$(1,127)	$668	$(2,254)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal tax benefit	443	314	(318)
Carryback of losses allowed under Job Creation and Worker Assistance Act of 2002	—	(4,443)	(10,285)
Write-off of non-deductible goodwill	—	1,413	—
Non-deductible strategic planning, severance and other operating items	2,900	—	—
Other permanent nondeductible items	1,156	—	158

Total income tax provision (benefit)	$3,372	$(2,048)	$(12,699)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2004 and 2003 are presented below (in thousands):

	2004	2003
Deferred tax assets:
Accounts receivable	$8,161	$34,234
Accrued liabilities and reserves	7,109	28,220
Net operating loss carryforwards	20,388	111,124
Other	374	—

Total deferred tax assets	36,032	173,578
Valuation allowance	(24,745)	(98,835)

Net deferred tax assets	11,287	74,743

Deferred tax liabilities:
Goodwill and other intangibles	(64,769)	(65,150)
Depreciation	(4,875)	(47,027)
Other	(1,088)	(12,588)

Total deferred tax liabilities	(70,732)	(124,765)

Net deferred tax liabilities	$(59,445)	$(50,022)

        Pursuant to the Job Creation and Worker Assistance Act of 2002, which extended the net operating loss carryback period to five years, the Company was able to carryback certain net operating loss ("NOL") carry-forwards originating in the year ended September 30, 2001. This enabled the Company to record $10.3 million in federal tax refunds during the year ended September 30, 2002.

        The Company had NOL carryforwards of $256.1 million at September 30, 2003. On December 1, 2003, the Company distributed approximately $46.6 million of net deferred tax assets to GHC, including $205.5 million of NOL for which a 100% valuation allowance had been provided. The remaining $50.6 million of NOLs are available for use by the Company through September 30, 2020 and 2021.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets may be limited under the Internal Revenue Code, and thus management determined a valuation allowance of $24.7 million and $98.8 million was required at September 30, 2004 and 2003, respectively. The decrease in valuation allowance in fiscal 2004 relates primarily to the spin-off of GHC. The decreases in valuation allowance in fiscal 2003 and 2002 relate primarily to the utilization of NOLs. The income tax benefit derived from the future utilization of the NOL, prior to its emergence from bankruptcy, would ultimately be applied to reduce goodwill and, thereafter, to increase additional paid-in-capital.

(14) Redeemable Preferred Stock

        Effective December 16, 2003, the Company's Board of Directors exercised its option to require the mandatory conversion of the Series A Preferred, at a per share conversion price of $12.60 (as adjusted from $20.33 in connection with the spin-off), into 3,464,255 shares of NeighborCare common stock pursuant to the terms of the Company's amended and restated articles of incorporation.

        Prior to December 16, 2003, the Company had issued 425,946 shares of Series A Convertible Preferred Stock (the "Series A Preferred"). The Series A Preferred had a liquidation preference of $46.8 million and accrued dividends at the annual rate of 6% payable in additional shares of Series A Preferred. The Series A Preferred was convertible at any time, at the option of the holders. Following the spin-off, each share of Series A Preferred was convertible into the number of shares of the Company's common stock which results from dividing (x) the liquidation preference of $100 per each such share plus all accrued and unpaid dividends by (y) the conversion price per share of $12.60. In fiscal 2002, 4,338 shares of Series A Preferred were converted to 21,336 shares of common stock. In fiscal 2003, 6,351 shares of Series A Preferred were converted into 31,231 shares of common stock.

(15) Shareholders' Equity

Common Stock

        The authorized common stock consists of 200,000,000 shares, $0.02 par value, of which 45,963,552 shares were issued and 44,058,439 shares were outstanding at September 30, 2004 and 41,813,603 shares were issued and 39,514,351 shares were outstanding at September 30, 2003. There are 259,522 shares of common stock in escrow at September 30, 2004, which are to be issued when all outstanding claim objections and other disputed claim matters of the bankruptcy proceedings are resolved.

Treasury stock

        During 2004, 438,177 shares of restricted stock were issued out of the shares held in treasury with a cost basis of $6.9 million and 44,038 of those shares were surrendered by the recipients to fulfill income tax requirements. The 44,038 shares surrendered were restored to treasury stock at a cost of approximately $1.3 million.

        In fiscal 2003, the Company's Board of Directors authorized the repurchase of up to $50.0 million of NeighborCare common stock through privately negotiated third party transactions or in the open market. As of September 30, 2003, the Company had repurchased 2,299,252 common shares at a cost of $36.2 million.

Restricted Stock Grants

        On June 15, 2004, the Company's shareholders approved the NeighborCare 2004 Performance Incentive Plan authorizing the issuance of 5,000,000 shares of stock to members of the Company's management and Board of Directors. During 2004, 438,177 shares of restricted stock were issued out of the shares held in treasury under varying vesting terms. The Company records compensation expense ratably over each vesting period based on the fair value of the restricted stock at the date of grant. In 2004, the Company recognized $3.5 million in compensation expense related to the vesting of restricted stock grants.

        On October 2, 2001, the Board of Directors authorized the Company to issue 750,000 restricted shares of common stock to certain of its senior officers. These shares were scheduled to vest quarterly over a five-year period ending on October 1, 2006. The Company recorded compensation expense ratably over each vesting period at $20.33 per share. In fiscal 2002, the Company recognized $2.5 million of compensation cost for the scheduled vesting of restricted stock grants, which is included in salaries, wages and benefit costs in the consolidated statements of operations. Also in fiscal 2002, the Company recognized $4.7 million of compensation cost for the accelerated vesting of restricted stock grants held by certain key executives whose employment was terminated during the fiscal year. See note 5—"Significant Transactions and Events—Strategic Planning, Severance and Other Related Costs." The compensation cost for the accelerated vesting of these restricted stock grants is included in strategic planning, severance and other related costs in the consolidated statements of operations.

Preferred Share Purchase Rights

        On November 13, 2003, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.02 per share, payable on December 1, 2003 to the stockholders of record on that date. The Board of Directors declared these rights to protect stockholders from coercive or otherwise unfair takeover tactics. The Rights should not interfere with any merger or other business combination approved by the Board of Directors.

        Each Right will allow its holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock (a "Preferred Share") for $100.00, once the Rights become exercisable. This portion of a Preferred Share will give the stockholder approximately the same dividend and liquidation rights as would one share of common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

        The Rights by their terms will become exercisable only ten days after the public announcement of the acquisition by any person or group of beneficial ownership of 20% or more of NeighborCare's outstanding common stock (or ten days after a person or group begins a tender or exchange offer that, if consummated, would bestow upon them beneficial ownership of 20% or more of NeighborCare's outstanding common stock). Following the tender offer by Omnicare for NeighborCare's outstanding common stock, the Board of Directors on June 10, 2004, took action to postpone exercisability of the Rights until the earlier of the acquisition by any person or group of beneficial ownership of 20% or more of NeighborCare's outstanding common stock or such date as may be determined by the Board in its discretion. The Rights expire December 1, 2013.

(16) Stock Option and Defined Contribution Plan

        In fiscal 2002, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The aggregate number of shares of common stock that may be issued under the 2001 Plan is 3,480,000, of which 3,305,000 may be issued to non-directors and 175,000 may be issued solely to directors.

	Option Price Per Share	Outstanding	Exercisable	Available for Grant
Balance at September 30, 2001	—	—	—	—
Authorized	—	—	—	3,480,000
Granted	$18.75 – $20.33	2,751,000	—	(2,751,000)
Exercisable	—	—	619,779	—
Canceled / Forfeited	—	(392,000)	—	392,000

Balance at September 30, 2002	$18.75 – $20.33	2,359,000	619,779	1,121,000

Granted	$15.06 – $20.33	652,500	—	(652,500)
Exercisable	—	—	(174,466)	—
Canceled / Forfeited	—	(2,271,500)	—	2,271,500

Balance at September 30, 2003	$16.80 – $20.33	740,000	445,313	2,740,000

Granted	$15.47 – $21.50	1,590,000	—	(1,590,000)
Spin-off	—	427,748	418,947	(427,748)
Exercisable	—	—	968,711	—
Exercised	$10.73 – $12.99	(190,844)	(190,844)	—
Canceled / Forfeited	—	(331,875)	(285,000)	331,875

Balance at September 30, 2004	$10.73 – $21.50	2,235,029	1,357,127	1,054,127

        Weighted average characteristics of outstanding and exercisable stock options by exercise price range as of September 30, 2004 were as follows

	Shares Outstanding			Shares Exercisable
Range of exercise price	Number of options	Average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$10.73 – $15.47	704,404	7.80	13.00	687,283	13.00
$15.48 – $21.50	1,530,625	9.22	20.51	669,844	20.55

$10.73 – $21.50	2,235,029	8.77	18.14	1,357,127	16.72

        The Company will no longer make option grants under the 2001 Plan pursuant to the adoption of the 2004 Performance Incentive Plan on June 15, 2004.

        On April 1, 2003, the Company extended an offer to its employees, including executive officers except for its chief executive officer, to tender all options to purchase shares of its common stock, par value $.02 per share, outstanding under its 2001 stock option plan, for the following consideration: (a) for those holders of options who had received awards of more than 2,000 restricted shares of common stock under the stock incentive plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who had not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003. The Company accepted for exchange and cancellation options to purchase 1,724,000 shares of its common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders. As a result of this offer and exchange, the Company expensed $7.2 million in fiscal 2003, of which $1.4 million was disbursed in cash, with the remainder distributed in common stock. This expense is classified as a component of strategic planning, severance and other related costs in the Company's consolidated statements of operations.

        The Company employees may generally participate in a defined contribution plan that is sponsored by the Company. The plan generally provides for employee salary deferral contributions of up to 50% of eligible employee compensation. Under the terms of the plan, the Company contributes a matching contribution of up to a maximum of 1.5% of eligible employee contributions. The Company's costs with respect to its contributions to the defined contribution plan included in continuing operations were $1.5 million, $1.9 million and $0.8 million in fiscal 2004, 2003 and 2002, respectively.

(17) Fair Value of Financial Instruments

        The carrying amount and fair value of financial instruments at September 30, 2004 and 2003 consist of the following (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and equivalents	$81,923	$81,923	$132,726	$132,726
Restricted investments in marketable securities	—	—	90,591	90,591
Accounts receivable, net	230,903	230,903	366,886	366,886
Accounts payable	77,750	77,750	58,435	58,435
Long-term debt, excluding capital leases	250,000	250,562	601,746	614,473
Interest rate swaps and cap	281	281	(7,217)	(7,217)

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    The carrying amounts of Cash and equivalents, accounts receivable, net, and accounts payable approximate fair value because of the short maturity of these instruments.

    Restricted investments in marketable securities were carried at fair values and the fair value of debt and equity securities are based on quoted market prices at the reporting date for those investments.

    Interest rate swaps and cap are carried at fair value and the fair value is based upon valuations provided by a third party.

    The fair value of the Company's senior subordinated notes is based upon current market prices.

(18) Commitments and Contingencies

Financial Commitments

        Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any provisions for possible credit and guarantee losses.

        As of September 30, 2004, the Company had extended letters of credit of $2.4 million. The outstanding letters of credit reduce the Company's borrowing availability under its $100.0 million revolving credit facility to $97.6 million.

Legal Proceedings

        The Company is a party to litigation arising in the ordinary course of business. The Company accrues for legal proceedings when an unfavorable outcome is probable and reasonably estimable. With exception to the discussion which follows, the Company does not believe the results of such litigation, even if the outcome is unfavorable, would have a material adverse effect on the Company's financial position. While the outcome of the cases discussed below could have a material effect if decided adversely, management considers this result unlikely.

  U.S. ex rel Scherfel v. Genesis Health Ventures et al.

        In this action, brought in United States District Court for the District of New Jersey on March 16, 2000, the plaintiff alleges that a pharmacy purchased by the Company failed to process Medicaid credits for returned medications. The allegations are vaguely alleged for other jurisdictions. While the action was under seal in United States District Court, the Company fully cooperated with the Department of Justice's evaluation of the allegations. On or about March 2001, the Department of Justice declined to intervene in the suit and prosecute the allegations. The United States District Court action is no longer under seal but remains administratively stayed pending resolution of the bankruptcy issues.

        The plaintiff filed a proof of claim in the Company's bankruptcy proceedings initially for approximately $650 million and subsequently submitted an amended claim in the amount of approximately $325 million. The Company believes the allegations have no merit and objected to the proof of claim. In connection with an estimation of the proof of claim in the bankruptcy proceeding, the Company filed a motion for summary judgment urging that the claim be estimated at zero. On or about January 24, 2002, the United States Bankruptcy Court granted the Company's motion and estimated the claim at zero.

        On or about February 11, 2002, the plaintiff appealed the Bankruptcy Court's granting of summary judgment to the United States District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the United States District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the United States District Court, the assets previously reserved for the plaintiff's claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the United States District Court denied the plaintiff's appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. The Third Circuit Court of Appeals affirmed the decision of the District Court on October 12, 2004.

        In light of the Third Circuit Court decision, the Company expects the New Jersey District Court case to be dismissed.

  Haskell et al v. Goldman Sachs & Co. et al.

        This action was brought January 27, 2004, in the Supreme Court of New York, County of New York, by 275 former investors who collectively held over $205 million in subordinated debentures prior to the filing of the Company's Chapter 11 bankruptcy petition in 2000. The case was subsequently removed to federal court and it is now pending in the U.S. Bankruptcy Court for the District of Delaware. The plaintiffs allege fraud and grossly negligent misrepresentation by the defendants in connection with the Bankruptcy Court's approval of the Company's plan of reorganization confirmed by the Bankruptcy Court in 2001, canceling the subordinated debentures. The defendants, in addition to the Company, are Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V. Hager, Jr., the Company's chief financial officer during the period in question. The plaintiffs seek to recover $200 million plus interest costs and fees. The defendants have made a motion to dismiss which is currently pending before the U.S. Bankruptcy Court. Mellon Bank N.A. has filed a cross-claim for indemnification against the Company. NeighborCare filed a motion to dismiss and Mellon filed a motion for summary judgement, both of which are also pending before the U.S. Bankruptcy Court.

  Freeport Partners, LLC v. Arlotta et al.

        This action was brought June 8, 2004, against the Company and its directors in the Supreme Court of New York, County of New York, as a purported class action alleging that the Company's Board of Directors breached their fiduciary duties to the plaintiff and the class and aided and abetted such breaches in connection with a proposal by Omnicare, Inc. to acquire all of the Company's outstanding common stock.

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

  •
  one-half of any liabilities arising out of the Company's 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

  •
  specified disclosure liabilities.

        NeighborCare has agreed to indemnify, defend and hold harmless GHC and its affiliates, and each of its directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

  •
  the failure of NeighborCare, or its affiliates, or any other person to pay, perform or otherwise promptly discharge any of the Company's liabilities, other than liabilities of the eldercare businesses;

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

  •
  one-half of any liabilities arising out of the Company's 2001 joint plan of reorganization (other than certain liabilities specifically allocated in the separation and distribution agreement); and

  •
  specified disclosure liabilities.

Leases

        The Company is obligated under capital leases covering certain equipment that expire at various dates through 2009. As of September 30, 2004 and 2003, the net book value of the equipment was $22.2 million and $21.6 million. Amortization of assets held under capital leases is included with depreciation expense.

        The Company also has several noncancelable operating leases, primarily for pharmacy facilities, that expire over the next ten years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Total rent expense associated with operating leases for fiscal 2004, 2003 and 2002, in continuing operations was $13.7 million, $12.4 million and $11.5 million, respectively.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2004 are:

Years ending September 30,	Capital Leases	Operating Leases
2005	$3,612	$10,710
2006	2,948	8,612
2007	1,604	7,303
2008	199	5,820
2009	41	3,292
Thereafter	—	3,451

Total minimum lease payments	8,404	$39,188

Less amount representing interest (at rates ranging from 7.0% to 10.5%)	(909)

Present value of net minimum capital lease payments	7,495
Less current installments of obligations under capital leases	(3,612)

Obligations under capital leases, excluding current installments	$3,883

        The capital lease obligations are included with long-term debt on the consolidated balance sheets.

(19) Segment Information

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

        Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended September 30, 2004, 2003 and 2002. The table has been revised to reflect the spin-off of GHC, the previously reported "Inpatient Services" segment. The "Corporate and Other" category of operations represents operating information of business units below the prescribed quantitative thresholds under the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Revenues from these business units are primarily derived from the Company's community-based professional pharmacy business, home infusion, respiratory and medical equipment business and long-term care group purchasing business (Tidewater). The "Corporate and Other" category also consists of the Company's corporate general and administrative function, for which there is generally no revenue generated.

        This approach to segment reporting is consistent with the Company's internal financial reporting and the information used by the chief operating decision makers regarding the performance of the reportable and non-reportable segments. The accounting policies of the segments are the same as those of the consolidated organization.

	Institutional Pharmacy	Corporate and Other	Consolidated
	(in thousands)
Fiscal year ended September 30, 2004
Net revenues	$1,228,759	$214,824	$1,443,583
Gross profit	240,334	66,031	306,365
Operating income (loss)	117,321	(97,066)	20,255
Fiscal year ended September 30, 2003
Net revenues	$1,030,412	$213,445	$1,243,857
Gross profit	212,650	69,229	281,879
Operating income (loss)	92,325	(71,770)	20,555
Fiscal year ended September 30, 2002
Net revenues	$922,604	$214,133	$1,136,737
Gross profit	185,683	69,471	255,154
Operating income (loss)	67,851	(54,044)	13,807
Total assets as of
September 30, 2004	$217,969	$631,439	$849,408
September 30, 2003	192,543	1,746,186	1,938,729

        A reconciliation of consolidated operating income to consolidated income from continuing operations:

	Fiscal year ended September 30,
	2004	2003	2002
Consolidated operating income	$20,255	$20,555	$13,807
Interest expense, net	19,018	14,358	17,186
Other expense	4,457	4,289	3,061
Income tax provision (benefit)	3,372	(2,048)	(12,699)

Income(loss) from continuing operations	$(6,592)	$3,956	$6,259

        See note 5 for business concentrations.

(20) Derivative Financial Instruments

        The Company is exposed to interest rate changes in the normal course of its business. The Company uses interest rate swaps to hedge its interest rate exposures with the objective of offsetting gains and losses resulting from these exposures with the losses and gains on the derivative instruments used to hedge them. Thereby reducing volatility of earnings or protecting fair values of liabilities.

        In August 2004, the Company entered into an interest rate swap agreement with a notional amount of $125 million, which expires November 15, 2013, in which the Company receives a fixed-rate of 6.875% and pays a floating rate based on the six-month London InterBank Offered Rate ("LIBOR") LIBOR plus 1.8475% with measurement and settlement performed semiannually (4.017% as of September 30, 2004). The swap was designated as a fair value hedge, as the critical terms of the interest rate swap and the hedged item are designed to match thereby satisfying the criteria for short-cut method of accounting as defined by SFAS No. 133, as amended. Accordingly, the swap and the underlying debt obligation are recorded on the balance sheet at their fair value, with the changes in fair value of the derivative and the related debt are recorded in the consolidated statement of operations. Based upon valuations provided by third party financial institutions, the fair value of the interest rate swap as of September 30, 2004 was $0.3 million.

        As of September 30, 2003, the Company had two interest rate swap agreements with notional amounts aggregating $200 million, which were to expire at times through September 13, 2007, in which the Company received a fixed-rate of approximately 3.5% and paid variable rate one-month LIBOR. In addition, at September 30, 2003, the Company had a $75 million interest rate cap, which was to expire on September 13, 2004, in which the Company received interest when LIBOR exceeded 3%. The Company purchased the interest rate cap in September 2002 for $0.7 million, which was amortized to interest expense over the two-year agreement. The swaps were designated as a cash flow hedges, recorded on the consolidated balance sheet at fair value with the related unrealized gain or loss as a component of accumulated other comprehensive income. Based upon valuations provided by third party financial institutions, the fair value of the interest rate swaps and cap as of September 30, 2003 was $7.0 million. In fiscal 2004, in conjunction with the debt refinancing and the spin-off of GHC, these interest rate swaps and cap were discontinued and the Company recognized a loss of $3.5 million in the consolidated statement of operations

(21) Quarterly Financial Data (Unaudited)

        The Company's unaudited quarterly financial information is as follows (in thousands, except per share data):

	Total Net Revenues	Income (Loss) from Continuing Operations	Net Income (Loss) Attributed to Common Shareholders	Diluted Income (Loss) from Continuing Operations Per Common Share	Diluted Net Income (Loss) Per Common Share
Quarter ended:
December 31, 2003	$338,394	$(14,149)	$(5,714)	$(0.35)	$(0.14)
March 31, 2004	356,646	8,216	—	0.19	0.19
June 30, 2004	371,094	(6,773)	—	(0.16)	(0.16)
September 30, 2004	377,163	6,114	—	0.14	0.14
Quarter ended:
December 31, 2002	$297,104	$(1,114)	$11,937	$(0.04)	$0.29
March 31, 2003	304,933	(399)	4,664	(0.01)	0.11
June 30, 2003	318,886	5,948	6,472	0.14	0.16
September 30, 2003	322,934	(478)	6,914	(0.03)	0.17

        Earnings per share was calculated for each three-month and the twelve-month period on a stand-alone basis. As a result, the sum of the diluted earnings per share for the four quarters may not equal the earnings per share for the year.

        In the fourth quarter of fiscal 2004, the Company completed the analysis of the corporate assets and liabilities, including the components of deferred income taxes giving effect to the spin-off of GHC. As a result, the Company determined that certain deferred tax liabilities, which were initially recorded in connection with the fresh-start reporting upon the emergence of Genesis Health Ventures, Inc. from bankruptcy on September 30, 2001, had been overstated by $43.7 million. Additionally, the Company determined that the initial allocation of deferred income taxes between GHC and NeighborCare on December 1, 2003 did not reflect the tax effect of distributing tax-basis goodwill to GHC of $89.8 million and thereby under estimated the Company's deferred tax liabilities attributable to NeighborCare by $36.2 million. Accordingly, in the fourth quarter of fiscal 2004, the Company decreased goodwill by $43.7 million, increased the deferred tax liabilities by $36.2 million, and increased the charge to equity for the distribution of net assets of GHC by $79.9 million. This adjustment had no effect on reported operating results and cash flows and no effect on working capital, other liquidity measures or debt covenants. The Company considered relevant quantitative and qualitative effects of the adjustments and concludes that such adjustments did not have a material effect on the consolidated financial statements.

(22) Subsequent Events

        On November 2, 2004, NeighborCare, Inc. signed a definitive agreement to acquire Quest Total Care Pharmacy of Longview, Texas. On November 9, 2004, NeighborCare, Inc. signed a definitive agreement to acquire Bellville Pharmacy Services of San Diego, California. The acquisitions are expected to close in the first quarter of fiscal 2005.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A:    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

        Our principal executive officer and principal financial officer also conducted an evaluation of our internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the period that have materially affected or which are reasonably likely to materially affect our Internal Control. Based on that evaluation, there has been no such change during the period covered by this report.

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

ITEM 9B:    OTHER INFORMATION

        None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS OF THE REGISTRANT

        The following table sets forth information with respect to our directors:

Name	Age	Committees of the Board of Directors
John J. Arlotta	55	Chairman, Executive Committee
James H. Bloem	54	Chairman, Audit and Compliance Committee; Compensation Committee
James E. Dalton, Jr.	62	Nominating and Governance Committee; Compensation Committee
James D. Dondero	42	Chairman, Compensation Committee; Executive Committee
Robert H. Fish	54	Executive Committee
Dr. Philip P. Gerbino	57	Lead Director; Audit and Compliance Committee; Chairman, Nominating and Governance Committee
Arthur J. Reimers	50	Audit and Compliance Committee; Executive Committee
Phyllis R. Yale	47	Nominating and Governance Committee

        John J. Arlotta has served as our chairman, president and chief executive officer since December 2003. From July 2003 to December 2003, Mr. Arlotta served as our vice chairman with primary responsibility for the NeighborCare business. Prior to joining us, Mr. Arlotta served as a consultant to Caremark Rx, Inc., a pharmaceutical services company, from February 2002 to July 2003. Mr. Arlotta was president and chief operating officer of Caremark Rx, Inc. from May 1998 to February 2002 and chief operating officer of Caremark Rx, Inc. from September 1997 to May 1998.

        James H. Bloem has served as our director since October 2, 2001. Mr. Bloem has served as senior vice president and chief financial officer of Humana, Inc., a health benefits company, since February 2001 and is responsible for corporate development and supervising all accounting, actuarial, financial, tax, risk management, treasury, and investor relations activities. From September 1999 to February 2001, Mr. Bloem was an independent financial and business consultant. From August 1995 to September 1999, Mr. Bloem served first as executive vice president and then as president of the personal care division of Perrigo Company, the nation's largest manufacturer of over-the-counter pharmaceuticals, personal care, and nutritional products for the store brand market. Mr. Bloem's experience also includes a law partnership with a specialization in taxation and corporate. He is also a certified public accountant and serves as director of several corporate and educational boards.

        James E. Dalton has served as our director since October 2, 2001. Mr. Dalton is the president of Edinburgh Associates, Inc., a consulting services company, a position he has held since 2001. From 1990 to 2001, Mr. Dalton served as president, chief executive officer and director of Quorum Health Group, Inc., a hospital ownership and management company. Mr. Dalton's extensive management experience also includes senior management positions with HealthTrust Inc. and Humana, Inc. and with hospitals in Virginia and West Virginia. He serves on the Board of Directors of a number of health care organizations and serves on the board of trustees of Universal Health Realty Income Trust, and the American Hospital Association. He is a Fellow of the American College of Healthcare Executives and past chairman of the Federation of American Hospitals. Mr. Dalton is a member of the board of directors of Select Medical Corporation and Universal Health Realty Income Trust.

        James D. Dondero has served as our director since October 2, 2001. Since 1990, Mr. Dondero has served as president of Highland Capital Management, LP, an investment advisory firm, where he has facilitated growth through the creation of 19 separate portfolios holding in excess of $8 billion. Formerly, Mr. Dondero served as chief investment officer of Protective Life Insurance Company's GIC subsidiary from 1989 to 1993. His portfolio management experience includes mortgage-backed securities, investment grade corporates, leveraged bank loans, emerging markets, derivatives, preferred stocks and common stocks. Mr. Dondero is a certified public accountant, chartered financial analyst, a certified management accountant and a member of the NYSSA. Mr. Dondero is a member of the board of directors of Motient Corporation.

        Robert H. Fish has served as our director since October 2001. Mr. Fish also served as our chairman and chief executive officer from January 2003 to December 2003 until his resignation from these positions on December 1, 2003. Prior to serving as our chairman and chief executive officer, Mr. Fish served as our interim chairman from November 2002 to January 2003 and as our interim chief executive officer from May 2002 to January 2003. Since November 1999, he as served as managing partner of Sonoma-Seacrest, LLC, a California-based healthcare practice specializing in strategic planning, performance improvement, and merger and acquisition issues. From August 1995 to September 1999, Mr. Fish served as president and chief executive officer of St. Joseph Health System, a health care provider. Mr. Fish is a member of the board of directors of GHC.

        Dr. Philip P. Gerbino has served as our director since March 16, 2000. Since 1995, Dr. Gerbino has served as president of the University of the Sciences in Philadelphia, which includes the Philadelphia College of Pharmacy, and has been part of the faculty and administration of that institution for over 25 years. In addition, he is a national leader in the pharmacy field and has served as president of the American Pharmaceutical Association, president of the APhA Academy of Pharmacy Practice, member of the U.S. Pharmacopeial Advisory Panel on Geriatrics and as chair of the Commission for Certification in Geriatric Pharmacy. Dr. Gerbino is a member of the board of directors of DrugMax, Inc.

        Arthur J. Reimers has served as our director since October 2003. Mr. Reimers is currently an independent financial and business consultant. He joined Goldman, Sachs & Co. as an investment banker in 1981 and in 1990 became a partner of the firm. Upon Goldman, Sachs & Co.'s initial public offering in 1998, Mr. Reimers became a managing director and served in that capacity until his retirement in 2001. From 1991 through 1996, Mr. Reimers served as co-head of Goldman, Sachs & Co.'s Financial Advisory Group in its London office. Returning to New York in 1996, Mr. Reimers founded and served as co-head of Goldman, Sachs & Co.'s Healthcare Investment Banking Division until 1998. Mr. Reimers is a member of the board of directors of Rotech Healthcare, Inc.

        Phyllis R. Yale has served as our director since October 2003. Ms. Yale is a managing director of Bain and Company, Inc., a global management consulting firm with 2,000 consultants in 29 offices in 19 countries. Ms. Yale joined Bain and Company in 1982, was elected to partnership in 1987 and currently manages its Boston office. Ms. Yale has worked extensively in the healthcare and financial services industries.

        On October 8, 2003, by majority vote in accordance with the Company's Amended and Restated By-Laws, the Board of Directors set the number of directors at eight and appointed John J. Arlotta, Arthur J. Reimers and Phyllis R. Yale as directors, effective as of the consummation of the spin-off (i.e., December 1, 2003). Effective December 1, 2003, Joseph A. LaNasa, III, a Class I director, resigned. On December 9, 2003, the Board of Directors assigned the directors to the three classes.

        See the information set forth in Part I, Item 4A, "Executive Officers of the Registrant," of this Form 10-K.

        The three Class I Directors, whose terms initially expired at the 2004 Annual Meeting of Shareholders and upon re-election now expire at the 2007 Annual Meeting of Shareholders, are John J. Arlotta, Robert H. Fish and Arthur J. Reimers. The three Class II Directors, whose terms expire at the 2005 Annual Meeting of Shareholders, are James D. Dondero, James H. Bloem and Phyllis R. Yale.

The two Class III Directors, whose terms expire at the 2006 Annual Meeting of Shareholders, are James E. Dalton, Jr. and Dr. Philip P. Gerbino.

Audit Committee and Financial Expert

        We have a separately designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), comprised of Messrs. Bloem, Reimers and Gerbino, each of whom is "independent" as defined under Exchange Act Rule 10A-3 and Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. Marketplace Rules. Our Board of Directors has determined that Mr. Bloem is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

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

        To our knowledge, based solely on review of the copies of such reports submitted to us with respect to the fiscal year ended September 30, 2004, all Section 16 (a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that each of Messrs. Reimers, Dondero and Smith and Goldman Sachs Group, Inc. filed a late report on Form 4, each reporting one transaction, and Mr. Fish filed a late report on Form 4 reporting four transactions.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics in compliance with the Nasdaq Stock Market, Inc. Marketplace Rules and the rules and regulations of the SEC. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Controller and any other employees. A copy of our Code of Business Conduct and Ethics is available on our website located at www.neighborcare.com/investor. We will post any amendments to our Code of Business Conduct and Ethics on our website.

ITEM 11:    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth the compensation earned during each of the last three fiscal years by our current and former Chief Executive Officer and our five other most highly compensated executive officers, referred to as the Named Executive Officers, whose aggregate salaries and bonuses exceeded $100,000 for services rendered in all capacities to us during fiscal 2004.

	Annual Compensation				Long-term Compensation
Name and Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Other Annual Compensation (3)	Restricted Stock Awards ($)(4)	Securities Underlying Options/ SAR's	All Other Compensation ($)(5)
John J. Arlotta Chairman, President and Chief Executive Officer	2004 2003	$850,000 163,462	$130,000 850,000	$102,184 —	$6,077,521 —	1,000,000 —	$76,570 29,005
Robert H. Fish Former Chief Executive Officer	2004 2003 2002	375,962 850,000 274,615	412,500 1,221,410 70,833	— 83,406 —	94,994 — —	3,913 177,500 25,000	480 — —
Robert A. Smith Senior Vice President and Chief Operating Officer	2004 2003 2002	350,000 360,768 310,003	405.900 75,250 60,000	— — —	822,150 — 304,950	87,500 — 50,000	1,708 2,000 1,700
John F. Gaither, Jr. Senior Vice President, General Counsel and Corporate Secretary	2004	280,000	10,000	9,750	623,750	150,000	—
John L. Kordash Vice Chairman and Executive Vice President	2004 2003	250,000 15,385	15,000 —	9,750 —	623,750 —	250,000 —	2,398 —
Richard W. Sunderland, Jr. Former Chief Financial Officer	2004 2003 2002	230,769 244,808 218,828	314,300 69,375 65,600	— — —	— — 223,630	75,000 — —	79,607 — —
Richard W. Hunt Senior Vice President and Chief Financial Officer	2004	61,538	—	—	1,247,500	—	225

(1)
Includes compensation deferred under the 401(k) Retirement Plan, Non-Qualified Deferred Compensation Plan and other arrangements with us. Other payments made by us under the 401(k) Retirement Plan, Non-Qualified Deferred Compensation Plan and other arrangements with us are not included.

(2)
Messrs. Arlotta, Fish, Gaither, Kordash and Sunderland received bonuses of $130,000, $200,000, $10,000, $15,000, and $20,000, respectively, in connection with the spin-off of GHC in fiscal 2004. Mr. Fish received a pro rated performance bonus of $212,500 in fiscal 2004. Messrs. Smith and Sunderland received employment contract payouts in fiscal 2004 of $405,900 and $294,300, respectively. Mr. Arlotta received a performance bonus of $550,000 and a sign-on bonus of $300,000 in fiscal 2003. Mr. Fish received a performance bonus of $500,000 and a bonus of $721,410 upon his appointment as chief executive officer in fiscal 2003. All other amounts reflect performance bonuses.

(3)
Mr. Arlotta received compensation of approximately $40,041 for housing expenses ($16,041 of which represents a tax "gross-up" payment) and $13,000 for automobile expenses in fiscal 2004. Mr. Arlotta also received $49,143 in tax "gross-up" payments in relation to a company-sponsored life insurance plan in fiscal 2004. All remaining amounts in fiscal 2004 reflect compensation for automobile expenses. Mr. Fish received compensation of approximately $62,206 for housing expenses and approximately $15,200 for automobile expenses in fiscal 2003.

(4)
Restricted stock grants in fiscal 2004 were authorized under our 2004 Performance Incentive Plan (the "2004 Plan") on June 15, 2004. The restrictions vest at variable rates over a three-year term for each recipient. The market value of our common stock at September 30, 2004 was $25.35 per share. The grants of restricted stock to Mr. Arlotta were committed in Mr. Arlotta's employment agreement but were not made until after our stockholders' approval on June 15, 2004 of the 2004 Plan. Restricted stock grants in fiscal 2002 and 2003 were authorized under our 2001 Stock Incentive Plan. See "Benefit Plans—2001 Stock Incentive Plan." Of the shares granted to Mr. Arlotta, 64,678 vested immediately. As of September 30,

  2004, Mr. Arlotta had 113,197 shares unvested at a value of $2,869,543, Mr. Smith had 19,687 shares unvested at a value of $499,065, Messrs. Gaither and Kordash had 25,000 shares unvested at a value of $633,750, and Mr. Hunt had 37,500 shares unvested at a value of $950,625.

(5)
Includes severance pay, company-sponsored long-term disability and life insurance coverage. Mr. Arlotta received $75,000 in relation to a company-sponsored life insurance plan and $1,570 in imputed income from long-term disability/life insurance premiums in fiscal 2004. Payments to Messrs. Fish, Smith, Kordash and Hunt in fiscal 2004 reflect imputed income from long-term disability/life insurance premiums. Mr. Sunderland received severance payments in the aggregate amount of $78,919 in fiscal 2004.

Option/SAR Grants in Last Fiscal Year

        The following table sets forth certain information concerning stock options granted under the 2001 Stock Option Plan during fiscal 2004 to the Named Executive Officers:

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms
Name	Number of Securities Underlying Options/SAR's Granted (1)	Percent of Total Options/SAR's Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date	5%		10%
John J. Arlotta	250,000 250,000 250,000 250,000	15.80% 15.80% 15.80% 15.80%	21.50 19.55 18.79 20.12	12/9/2013 12/9/2013 12/9/2013 12/9/2013	$ $ $ $	3,380,309 3,073,722 2,954,233 3,163,240	$ $ $ $	8,566,366 7,789,416 7,486,605 8,016,525
Robert H. Fish	3,913	0.25%	15.47	10/1/2013		$38,070		$96,476
Robert A. Smith	87,500	5.50%	21.50	12/9/2013		$1,183,108		$2,998,228
John F. Gaither, Jr.	150,000	9.50%	21.50	12/9/2013		$2,028,185		$8,566,366
John L. Kordash	250,000	15.80%	21.50	12/9/2013		$3,380,309		$5,139,819
Richard W. Sunderland, Jr.	75,000	4.70%	21.50	12/9/2013		$1,014,093		$2,569,910
Richard W. Hunt.	—	—	—	—		—		—

(1)
Pursuant to Mr. Sunderland's separation agreement, 46,875 options granted under the 2001 Stock Option Plan were forfeited in connection with his resignation.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

        The following table sets forth certain information concerning the number and value of unexercised options to purchase shares of our common stock held at the end of fiscal 2004 by the Named Executive Officers:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/ Unexercisable (1)
John J. Arlotta	—	—	421,875/578,125	2,026,250/3,088,594
Robert H. Fish	147,797	1,779,403	399,163/—	4,932,794/—
Robert A. Smith	—	—	38,281/49,219	147,382/189,493
John F. Gaither, Jr.	—	—	65,625/84,375	252,656/324,844
John L. Kordash	—	—	109,375/140,625	421,094/541,406
Richard W. Sunderland, Jr.	—	—	28,125/—	108,281/—
Richard W. Hunt	—	—	—/—	—/—

(1)
Stock price at close of business on September 30, 2004 was $25.35.

Directors' Compensation

        Each of our directors who is not our employee receives an annual fee of $25,000 for serving as a director and cash compensation of $1,500 for each in-person meeting of the Board of Directors or Board Committee attended and $1,000 for each telephonic meeting of the Board of Directors or Board Committee attended. The chairman of our Audit and Compliance Committee receives an additional annual fee of $10,000.

        Each director also receives an annual award of restricted stock under our 2004 Performance Incentive Plan having a fair market value at the time of grant of $95,000. Such shares are 100% vested on the date of the award but during the period commencing on the date of the award and terminating on the date the grantee no longer serves as a director, referred to as the restricted period, the shares may not be sold, assigned, exchanged, gifted, transferred, pledged, or otherwise encumbered by the grantee except as described below. If, during the restricted period, the fair market value of the shares is greater than $285,000, the restrictions shall be lifted with respect to that number of the shares which represents the amount of the fair market value of the shares in excess of $285,000, but the restrictions shall continue to apply during the restricted period to that portion of the shares with a fair market value of $285,000. Upon a change of control, as defined in the plan, the shares shall be free of restrictions.

        Effective June 15, 2004, each director was granted 3,033 shares of restricted stock valued at the closing market price of our common stock of $31.32.

Employment Agreements

        Effective July 7, 2003, we entered into an employment agreement with John J. Arlotta, our chairman, president and chief executive officer, as amended on December 9, 2003. The agreement currently expires on July 7, 2005, with automatic one-year renewals beginning on July 7, 2004 and each successive anniversary thereafter. The automatic extension of the agreement may be terminated with notice by either the affirmative vote of two-thirds of the non-management members of the Board of Directors or by Mr. Arlotta. Mr. Arlotta will receive an annual base salary of $850,000, subject to annual reviews by the Compensation Committee of the Board of Directors commencing February 4,

2004. The agreement provided for an incentive bonus of not less than $550,000, with a target bonus of 80% of his base salary, for fiscal 2003. Annually thereafter, the agreement provides that Mr. Arlotta will receive an incentive bonus equal to at least 100% of his base salary but only upon the Compensation Committee's certification that the applicable performance goals have been achieved. Mr. Arlotta received a signing bonus of $300,000 and a performance bonus of $550,000 in fiscal 2003 pursuant to the agreement. Mr. Arlotta received an annual base salary of $850,000 and a performance bonus of $680,000 with respect to fiscal 2004 pursuant to the agreement.

        Pursuant to the terms of the agreement, we granted to Mr. Arlotta options to purchase 1,000,000 shares of our Common Stock in increments of 250,000 shares on each of December 9, 2003, December 16, 2003, December 24, 2003 and January 5, 2004, of which 25% vests immediately upon the date of grant and the remainder vests in quarterly installments of 6.25% thereafter. Under the agreement, Mr. Arlotta also received a restricted stock award on January 15, 2004 with an aggregate value of $4,000,000, rounded to the nearest whole share and based on the average closing price of our common stock for the thirty trading days immediately following the spin-off. On the date of the restricted stock award, 25% of the shares vested immediately, with vesting in equal quarterly installments thereafter such that the shares vest in full by July 7, 2006. In addition, Mr. Arlotta is entitled to participate in each employee benefit plan or perquisite applicable generally to our executive officers. Under the terms of the agreement, all equity-based compensation will fully vest automatically upon a change in control, any termination by us without cause or due to Mr. Arlotta's death or disability, each as defined in the agreement, any termination by Mr. Arlotta for good reason or our failure to automatically extend the term of the agreement.

        The Board of Directors may terminate the employment agreement with Mr. Arlotta with or without cause, as defined in the agreement, by the affirmative vote of two-thirds of the non-management members of the Board of Directors. Mr. Arlotta may terminate his employment with us upon notice of the occurrence of certain events, including a change in control of NeighborCare. Upon termination of the employment agreement for any reason, Mr. Arlotta will be entitled to his accrued and unpaid base salary through the date of termination, any earned but unpaid bonus for any fiscal year ending prior to the date of termination, any benefits accrued and vested under the terms of our employee benefit plans and programs through the date of termination, all deferred compensation of any kind and the option to have assigned to him any assignable insurance policy relating to him. In addition upon death, we will pay Mr. Arlotta's estate a lump sum in cash equal to his base salary for the period from the date of death through the end of the term of the agreement, benefits as if his employment had terminated on the last day of the month and a pro rata bonus for the portion of the year of termination preceding the date of his death based upon an annual amount equal to 100% of his base salary. Also, all restricted stock, stock options and performance share awards will automatically vest as of the date of death.

        If Mr. Arlotta's employment agreement is terminated by us without cause or due to his disability, each as defined in the agreement, or by Mr. Arlotta for good reason or following a change of control, each as defined in the agreement, or as a result of non-extension of the agreement, in addition to the foregoing, NeighborCare will:

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

  •
  continue to provide the health and life insurance benefits provided to him and his spouse and eligible dependents immediately prior to his date of termination for a period of two years following the date of termination; and

  •
  all restricted stock, stock option and performance share awards will fully vest and remain exercisable for two years following termination.

        In addition, Mr. Arlotta is entitled to the above consideration in the event that he terminates the agreement because NeighborCare has engaged or has required that he engage in any activity which would cause him to violate covenants of his contained in a consulting agreement between him and his former employer, Caremark Rx, Inc.. On July 8, 2003, Caremark filed a complaint seeking to prohibit Mr. Arlotta's employment with NeighborCare pursuant to the terms of such consulting agreement. In December 2003, NeighborCare, Caremark and Mr. Arlotta entered into a Partial Release and Settlement Agreement pursuant to which Mr. Arlotta was permitted to accept continued employment with NeighborCare under certain conditions and Caremark was released of certain compensation obligations to Mr. Arlotta and the complaint was dismissed without prejudice.

        Mr. Arlotta's employment agreement contains confidentiality provisions that apply during and after the term of employment and non-competition provisions that limit him from competing with us for the term of employment and for a period of two years after, regardless of the reason for the termination of employment.

        On each of July 28, 2003, September 10, 2003, November 24, 2003 and November 26, 2003, we entered into employment agreements with John L. Kordash, our executive vice president and assistant to the chief executive officer, John F. Gaither, Jr., our senior vice president, general counsel and secretary, Richard W. Sunderland, Jr., our former chief financial officer, and Robert A. Smith, our chief operating officer, respectively. Effective December 9, 2003, each of these agreements was amended and restated. Effective June 22, 2004, the agreements with Messrs. Kordash and Gaither were further amended. The agreements with Messrs. Kordash and Gaither expire on October 1, 2005 On May 7, 2004, the Company entered into a Separation Agreement with Richard W. Sunderland, Jr., and on August 27, 2004, Mr. Sunderland resigned as our chief financial officer. See "—Transition Agreements."

        The agreement with Mr. Smith expires on December 1, 2005. The agreements provide that annual base salaries to be paid to Messrs. Kordash, Gaither, Sunderland and Smith are $250,000, $280,000, $250,000 and $350,000, respectively. In addition, the agreements with Messrs. Kordash and Gaither provided for an option grant on December 9, 2003 to purchase 250,000 and 150,000 shares, respectively, of our common stock at an exercise price of $21.50, of which 25% vested immediately upon the date of grant and the remainder vests in quarterly installments of 6.25% thereafter. The agreements with Messrs. Sunderland and Smith provided for option grants by incorporation of prior letter agreements with us, as described below, at the same exercise price and vesting schedule described above. Under the terms of the agreements, all outstanding equity-based compensation shall automatically become fully vested upon any termination by us without cause or due to the executive's death or disability or the executive's termination for good reason, each as defined in the agreements; provided that the agreements with Messrs. Smith and Sunderland provide for less than full vesting upon termination on or before January 1, 2005 in certain instances.

        The agreements with Messrs. Kordash, Gaither, Sunderland and Smith contain the following provisions that are substantially similar to those provisions contained in Mr. Arlotta's employment agreement discussed above: an automatic one-year extension, eligibility to participate in stock option, incentive compensation and other incentive plans, receipt of perquisites generally provided to our officers, termination of the agreement by us with or without cause and by the executive upon the occurrence of certain events and confidentiality and non-competition provisions. Each agreement also provides for severance compensation in the event of termination without cause or for good reason consisting of a pro rata bonus for the portion of the year in which the date of termination occurs, a lump-sum payment equal to the sum of the executive's average base salary and the average annual bonus earned under our incentive plans for the most recent two years, continuation of health and life insurance benefits for up to two years and vesting of previously granted stock options and restricted stock.

        Effective June 22, 2004, we amended our agreements with Messrs. Kordash and Gaither to further provide (i) that resignation within ninety days following a change in control will constitute termination by the executive for good reason, (ii) for payment upon termination without cause, death or disability or termination by executive for good reason within two years of a change in control equal to two times his average annual base salary and average annual bonus under our incentive plans for the most recent two years, and (iii) for the automatic vesting of all equity-based compensation upon a change in control unless otherwise specifically provided by reference to the amended agreement in any plan or award thereunder or unless 75% of the incumbent directors (as defined in our 2004 Performance Incentive Plan) determine otherwise prior to such change in control.

        In November 2003, in contemplation of the spin-off of GHC, we entered into letter agreements with Messrs. Smith and Sunderland which were incorporated by reference into each executive's amended and restated employment agreement described above. Under the letter agreements, each executive agreed to waive his right to a lump-sum payment and other benefits that the spin-off would likely have triggered under their employment agreements in exchange for continued employment until the spin-off. In addition, upon completion of the spin-off, we agreed to:

  •
  make a lump-sum payment to Messrs. Smith and Sunderland of $405,900 and $294,300, respectively, in settlement of amounts owing under prior employment agreements;

  •
  continue each executive's employment with the terms and conditions of the employment agreements described above;

  •
  grant a stock option to Messrs. Smith and Sunderland to purchase 87,500 and 75,000, respectively, shares of our Common Stock; and

  •
  on the six-month anniversary of the option grant, either grant an additional option to purchase the same amount of our Common Stock or grant shares of restricted stock having a value equivalent to the replaced options.

        On June 29, 2004, we entered into an employment agreement with Richard W. Hunt, our senior vice president and chief financial officer. The agreement provides that Mr. Hunt's base salary for the initial one-year term of the agreement is $250,000. The agreement also provides for the grant of 50,000 shares of our restricted stock, of which 12,500 vest 45 days after the grant date and the remaining amount vests in equal installments on each of the first three anniversaries of the effective date, provided that Mr. Hunt remains employed by us on each such date. In the event that a change of control, as defined in the agreement, occurs on or prior to December 31, 2004, 30,000 of such shares of restricted stock will immediately vest (inclusive of, and not in addition to, the 12,500 shares scheduled to vest 45 days after the grant date). In the event that a change of control occurs after December 31, 2004, all of such shares of restricted stock will vest in full.

        The agreement with Mr. Hunt contains the following provisions that are substantially similar to those provisions contained in our agreements, as amended, with Messrs. Kordash and Gaither discussed above: an automatic one-year extension, eligibility to participate in equity and cash incentive compensation and other incentive plans, receipt of perquisites generally provided to our officers, termination of the agreement by us with or without cause and by Mr. Hunt upon the occurrence of certain events and confidentiality and non-competition provisions. The agreement also provides for severance compensation in the event of termination without cause or for good reason consisting of a pro rata bonus for the portion of the year in which the date of termination occurs, a lump-sum payment equal to the sum of Mr. Hunt's average base salary and the average annual bonus earned under our incentive plans for the most recent two years or, during the two-year period following a change of control as described above with respect to our agreements with Messrs. Kordash and Gaither, two times such sum, continuation of health and life insurance benefits for up to two years and, if but only if such termination occurs after the first anniversary of our agreement with Mr. Hunt, vesting of previously granted stock options and restricted stock.

Transition Agreements

        On December 1, 2003, in connection with the spin-off, Robert Fish resigned as our chairman and chief executive officer. Mr. Fish remained our employee for transitional purposes until his termination on February 28, 2004. Pursuant to the terms of Mr. Fish's employment agreement, upon his resignation Mr. Fish received $766,500 in accrued and unpaid salary and bonuses through the date of termination and a continuation of health and insurance benefits for himself, his spouse and eligible dependents for a period of one year following the date of termination. Upon his resignation, all restricted stock awards made to Mr. Fish fully vested, and all vested stock options remained exercisable through the original terms with all rights. The employment agreement also contains provisions which restrict Mr. Fish from competing with NeighborCare for a period of one year after termination.

        On December 9, 2003, we entered into an option cancellation agreement with Mr. Fish relating to options which vested upon the completion of the spin-off and Mr. Fish's termination of employment in connection with the spin-off. After the board of director's adjustment to the aggregate number and exercise price of all outstanding options to purchase our common stock in connection with the spin-off and as of the date of the agreement, Mr. Fish held options to purchase 430,470 shares of our common stock at an exercise price per share of $10.86 and 352,203 shares at an exercise price of $12.99, each of which expire on February 28, 2006. Under the option cancellation agreement, Mr. Fish surrendered to us options to purchase 282,673 shares of common stock at the exercise price of $10.86 for the aggregate cash payment of $2,580,108 less any applicable withholding taxes.

        On May 7, 2004, we entered into a Separation Agreement with Richard W. Sunderland, Jr., our chief financial officer. Under the agreement, effective August 27, 2004, Mr. Sunderland received incentive compensation of $59,688 and will receive $250,000 of severance through August 27, 2005. Additionally, Mr. Sunderland will continue to receive benefits through August 27, 2006.

Benefit Plans

  2004 Performance Incentive Plan

        On June 15, 2004, our shareholders approved our 2004 Performance Incentive Plan. The purposes of our 2004 Performance Incentive Plan are to attract and promote the long-term retention of our key employees, directors and certain other persons who are in a position to make significant contributions to our success, to reward our employees, directors and other persons for their contributions, to provide additional incentive to our employees, directors and other persons to continue making similar contributions and to further align the interests of our employees, directors and other persons with those of our shareholders. The 2004 Performance Incentive Plan was adopted to replace, on a prospective basis, our 2001 Stock Incentive Plan and 2001 Stock Option Plan, each as described below. See "—2001 Stock Incentive Plan" and "—2001 Stock Option Plan."

        The 2004 Performance Incentive Plan permits grants of incentive stock options, options not intended to qualify as incentive stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, cash-based awards, including supplemental cash awards, and performance awards, and any combination thereof. Awards of restricted and unrestricted stock, restricted stock units and/or deferred stock may also be issued under the 2004 Performance Incentive Plan to participants in connection with management or employee purchase programs. Shares issuable under awards that terminate unexercised or otherwise terminate without an issuance of shares, shares issuable under awards that are payable in stock or cash but are paid in cash and shares issued but later forfeited will be available for future awards under the 2004 Performance Incentive Plan. If shares of our common stock are not issued because such shares instead are used to satisfy an applicable tax withholding requirement or other obligation to us in connection with the exercise of an award, then such shares will again be available for future issuance under the 2004 Performance Incentive Plan. In addition, if the exercise price of any award is satisfied by the tender of shares of our common stock (by actual delivery or attestation), only the number of shares of our common stock issued under the 2004 Performance Incentive Plan, net of any shares so tendered, will be deemed issued to the recipient.

        Incentive stock options may be granted under the 2004 Performance Incentive Plan only to our employees. All of our current and future employees and other persons who, in the opinion of our Compensation Committee, are in a position to make significant contributions to our success, such as consultants and non-employee directors, are eligible to receive all other types of awards under the 2004 Performance Incentive Plan. Our Compensation Committee will determine the exercise price applicable to each stock option and stock appreciation right, which will not be less than the fair market value of our common stock at the time of the grant. In no case may our Compensation Committee amend an outstanding award, or cancel an outstanding award and issue a new award, for the sole purpose of reducing the exercise price thereunder.

        The aggregate number of shares of our common stock for which awards may be granted under the 2004 Performance Incentive Plan is 5,000,000 shares, with an individual limit of 500,000 shares per fiscal year for each participant (excluding grants under any individual employment agreement as an inducement material to the individual's entering into an employment contract with us). Notwithstanding the foregoing, in the event of any stock dividend, stock split, combination or exchange of equity securities, merger, consolidation, recapitalization, reorganization, divestiture or other distribution (other than ordinary cash dividends) of assets to our shareholders, or any other event affecting our common stock that the Compensation Committee deems, in its sole discretion, to be similar circumstances, the aggregate number of shares of our common stock which may be issued under our 2004 Performance Incentive Plan shall be appropriately adjusted in a manner determined in the sole discretion of our Compensation Committee.

        The maximum aggregate amount that may be awarded in the form of a cash-based award, including a supplemental cash award, in any one fiscal year to a participant who is a "covered employee" as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, shall not exceed $2,000,000 determined as of the date of vesting or payout, as applicable. The maximum aggregate amount that may be awarded in the form of a cash-based award, including a supplemental cash award, in any one fiscal year to a participant who is not a "covered employee" shall be determined by our Compensation Committee.

        As of September 30, 2004, 416,946 shares of restricted stock have been issued to our employees, of which 145,304 were fully vested and 44,038 were surrendered to fulfill employee income tax obligations resulting from the grants, and 21,231 shares of restricted stock have been issued to members of our Board of Directors under the 2004 Performance Incentive Plan. Restrictions on grants to our employees typically vest ratably over three years form the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested. Restrictions on grants to our directors are described under "—Directors' Compensation."

  2001 Stock Incentive Plan

        On October 2, 2001, our Board of Directors authorized the issuance of 750,000 shares of restricted common stock to certain of our senior officers. These shares vest and are issued quarterly over a five-year period, which commenced on February 28, 2002 and will generally end on October 1, 2006. In May 2003, the Company made an offer to employees who held shares of restricted common stock to accelerate the vesting of all such restricted shares in exchange for the tendering of any options to purchase common stock. At September 30, 2004, 625 shares of restricted common stock remain unvested and issuable through October 1, 2006. See "—2001 Stock Option Plan." We will not make any future grants under the 2001 Stock Incentive Plan.

  2001 Stock Option Plan

        The purpose of our 2001 Stock Option Plan is to provide additional incentive to officers, other key employees, and directors of, and important consultants to us and each present or future parent or subsidiary corporation, by encouraging them to invest in shares of our common stock thereby acquire a proprietary interest in us and an increased personal interest in our continued success and progress.

        The aggregate number of shares of our common stock that may be issued under our 2001 Stock Option Plan is 3,480,000. Notwithstanding the foregoing, in the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what our compensation committee of the Board of Directors deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under our 2001 Stock Option Plan shall be appropriately adjusted in a manner determined in the sole discretion of the compensation committee. Reacquired shares of our common stock, as well as unissued shares, may be used for the purpose of our 2001 Stock Option Plan. Our common stock subject to options which have terminated unexercised, either in whole or in part, shall be available for future options granted under our 2001 Stock Option Plan. As of September 30, 2004, 2,281,904 options are granted and outstanding, of which 1,632,287 are held by employees, 626,137 are held by current and former directors and 39,134 are held by a third party consultant. We will not make any future grants under the 2001 Stock Option Plan.

        On April 1, 2003, we extended an offer to our employees, including executive officers except for our then chief executive officer, to tender all options to purchase shares of our common stock, par value $.02 per share, outstanding under its 2001 Stock Option Plan, for the following consideration: (a) for those holders of options who had received awards of more than 2,000 restricted shares of common stock under our 2001 Stock Incentive Plan, the acceleration of vesting of all such restricted shares plus a cash payment of $2.50 per share underlying the option for options that had an exercise price below $20.00 per share, and (b) with respect to those holders of options who had not received awards of more than 2,000 restricted shares, (i) for those options that had an exercise price of at least $20.00 per share, a cash payment of $2.00 per share underlying the option, and (ii) for those options that had an exercise price below $20.00 per share, a cash payment of $2.50 per share subject to the option. The offer expired on May 12, 2003. We accepted for exchange and cancellation options to purchase 1,724,000 shares of our common stock, which represented all of the eligible outstanding options properly tendered for exchange by eligible option holders, on May 13, 2003. All eligible options held by our employees were tendered on the offer, with the exception of options to purchase 35,000 shares.

        See "—Transition Agreements."

  Non-Qualified Deferred Compensation Plan

        On April 1, 2001, we adopted a Non-Qualified Deferred Compensation Plan. Beginning January 1, 2002, eligible employees (i.e., in calendar 2004, employees whose base salary meets or exceeds $90,000) were permitted to defer up to 50% of their base salary and up to 90% of their incentive compensation bonus each year on a pre-tax basis under the NeighborCare Non-Qualified Deferred Compensation Plan. Participants are able to select from several fund choices and their Deferred Compensation Plan account increases or decreases in value in accordance with the performance of the funds selected. The Non-Qualified Deferred Compensation Plan is administered by a trustee.

  Retirement Plan

        On January 1, 1989, we adopted an employee Retirement Plan that consists of a 401(k) component and a profit sharing component. Our retirement plan is a 401(k)/cash or deferred arrangement covering all of our employees (other than certain employees covered by a collective bargaining agreement) who have completed at least 500 hours of service during the six-month period beginning on his or her commencement date or who has completed at least 1,000 hours of service in the first year of employment or any subsequent calendar year. Under the 401(k) component, each employee may elect to contribute a portion of his or her current compensation up to the lesser of the maximum permitted by the Internal Revenue Code or 50% (or, in the case of a highly compensated employee, a maximum of 6% (4% for plan years ending prior to January 1, 2004)) of such employee's annual compensation. We may make a matching contribution each year as determined by the Board of Directors. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. Under the profit sharing component of the Retirement Plan, we may make an additional employer contribution as determined by the Board of Directors each year. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee was comprised of Messrs. Gerbino and LaNasa until the consummation of the spin-off of GHC on December 1, 2003, at which time Mr. LaNasa resigned from our Board of Directors and Messrs. Dondero, Bloem and Dalton were appointed as the members of our Compensation Committee.

        No person who served as a member of our Compensation Committee during fiscal 2004 is currently nor was during or prior to fiscal 2004 an officer or employee of the Company or, except as described in Item 13, "Certain Relationships and Related Transactions," below, engaged in certain transactions with us required to be disclosed by regulations of the Securities and Exchange Commission. Additionally, there were no compensation committee "interlocks" during fiscal 2004, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of our Compensation Committee.

        See Item 13 "Certain Relationships and Related Transactions."

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER RELATED MATTERS

        The following table sets forth information with respect to the beneficial ownership of our common stock as of December 1, 2004 for: each person who we know owns beneficially more than 5% of our common stock; each of our executive officers named in the Summary Compensation Table contained in Item 11, "Executive Compensation," hereof; each of our directors; and all of our executive officers and directors as a group. On December 1, 2004 there were 44,114,529 shares of our common stock outstanding, including 259,522 shares to be issued in connection with our joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

        Unless otherwise noted below, and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the table.

        The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Beneficial ownership, as set forth in the regulations of the SEC, includes securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of December 1, 2004. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Shares of common stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of December 1, 2004 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.

        All addresses for the executive officers and directors are c/o NeighborCare, Inc., 601 East Pratt Street, Baltimore, Maryland 21202.

	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Owned (1)
Highland Capital Management, L.P. Two Galleria Tower 13455 Noel Road, Suite 1300 Dallas, TX 75240 (2)	5,188,841	11.76%
Chesapeake Management Partners 1829 Reisterstown Road, Suite 220 Baltimore, MD 21208 (3)	2,514,293	5.70%
Paul Tudor Jones, II Tudor Investment Corporation 1275 King Street, 2nd Floor Greenwich, CT 06831 (4)	2,207,400	5.00%
John J. Arlotta (5)	701,033	1.59%
James D. Dondero (2)	5,188,841	11.76%
James H. Bloem (6)	53,663	*
Robert H. Fish (7)	405,866	*
Dr. Philip P. Gerbino (8)	10,616	*
James E. Dalton, Jr. (6)	53,663	*
Arthur J. Reimers (9)	16,703	*
Phyllis R. Yale (9)	6,703	*
John L. Kordash (10)	166,125	*
Robert A. Smith (11)	90,373	*
Richard W. Hunt (12)	44,821	*
Richard W. Sunderland Jr.	—	*
John F. Gaither, Jr. (13)	109,375	*
All executive officers and directors as a group (12 persons) (14)	6,847,782	15.52%

*
Less than one percent

(1)
Excludes the beneficial ownership of units of our common stock held by certain executive officers and directors pursuant to our Non-Qualified Deferred Compensation Plan, which such executive officers cannot vote.

(2)
Includes 41,537 shares of our common stock beneficially and directly owned by Highland Capital Management, L.P. ("Highland Capital"); 46,960 stock options to purchase our common stock, which are exercisable within sixty days of December 1, 2004, granted under our 2001 Stock Option Plan to Mr. Dondero and 3,033 shares of restricted stock granted under our 2004 Performance Incentive Plan (Mr. Dondero has an understanding with Highland Capital pursuant to which he holds the options for the benefit of Highland Capital); 2,235,004 shares of common stock beneficially and directly owned by Highland Crusader Offshore Partners, L.P. ("Crusader"); 264,656 shares of common stock beneficially and directly owned by Prospect Street High Income Portfolio, Inc. ("Prospect"); 41,100 shares of common stock owned by PCMG Trading Partners XXIII L.P. ("PCMG"). Mr. Dondero disclaims beneficial ownership of 5,188,841 shares of our common stock. Based partially upon a Schedule 13D/A filed with the SEC on June 21, 2004 and a Form 4 filed with the SEC on October 5, 2004, on behalf of a group consisting of Highland

  Capital, Crusader, Prospect, PCMG and Mr. Dondero. The general partner of Crusader is Highland Capital. Highland Capital, as a registered investment advisor, is the investment advisor for Prospect. The general partner of Highland Capital is Strand Advisors, Inc., a Delaware corporation ("Strand"). The general partner of PCMG is Strand Advisors III, Inc., a Delaware corporation ("Strand III"). Mr. Dondero is the president of Highland, Prospect, Strand, and Strand III, and our director.

(3)
Includes 1,342,993 shares of common stock directly owned by Chesapeake Partners Limited Partnership ("CPLP"), 45,000 shares of common stock directly owned by Chesapeake Partners Institutional Fund Limited Partnership ("CPIFLP"), 1,036,800 shares of common stock directly owned by Chesapeake Partners International, Ltd. ("CPINTL") and 89,500 shares of common stock directly owned by Barclays Global Investors Event Drive Fund II ("Barclays"). Chesapeake Partners Management Co., Inc. is deemed to beneficially own the shares of CPLP, CPIFLP, CPINTL and Barclays under a sub-advisory agreement with Barclays Global Investors Limited in which the aforementioned funds owning our shares are managed. These amounts are based upon a Schedule 13G filed with the SEC on November 12, 2004.

(4)
Includes 206,846 shares of common stock directly owned by Tudor Proprietary Trading LLC ("TPT"), 15,799 shares of common stock directly owned by The Altar Rock Fund, L.P. ("Altar Rock"), 1,598,008 shares of common stock directly owned by The Raptor Global Portfolio, Ltd. ("Raptor") and 386,747 shares of common stock directly owned by The Tudor BVI Global Portfolio, Ltd. ("BVI"). Tudor Investment Corporation ("TIC") is the sole general partner of Altar Rock and provides investment advisory services to Raptor and BVI, TIC may be deemed beneficially to own the shares of common stock owned by each of such reporting persons. Paul Tudor Jones, II is the controlling shareholder of TIC and the indirect controlling equity holder of TPT, therefore, he may be deemed beneficially to own the shares of common stock deemed beneficially owned by TIC and TPT. These amounts are based upon a Schedule 13G filed with the SEC on October 26, 2004.

(5)
Includes 546,875 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2004 granted under our 2001 Stock Option Plan and 154,158 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(6)
Includes 46,960 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2004 granted under our 2001 Stock Option Plan and 6,703 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(7)
Includes 399,163 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2004 granted under our 2001 Stock Option Plan and 6,073 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(8)
Includes 3,913 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2004 granted under our 2001 Stock Option Plan and 6,073 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(9)
Includes 6,703 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(10)
Includes 125,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2004 granted under our 2001 Stock Option Plan and 25,000 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(11)
Includes 43,750 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2004 granted under our 2001 Stock Option Plan and 26,250 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(12)
Includes 44,821 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(13)
Includes 84,375 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2004 granted under our 2001 Stock Option Plan and 25,000 shares of restricted stock granted under our 2004 Performance Incentive Plan.

(14)
Includes an aggregate of 1,379,113 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 1, 2004 granted under our 2001 Stock Option Plan and 322,054 share of restricted stock granted under our 2004 Performance Incentive Plan. Excludes shares beneficially owned by Mr. Sunderland.

Equity Compensation Plans

        The following table details information regarding our existing equity compensation plans as of September 30, 2004:

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	438,177	—	4,561,823
Equity compensation plans not approved by security holders (2)	2,235,029	$18.14	1,054,127

Total	2,673,206	$18.14	5,615,950

(1)
Includes our 2004 Performance Incentive Plan.

(2)
Includes our 2001 Stock Option Plan, which was approved by the Bankruptcy Court. We have not included in the above table the shares granted pursuant to our 2001 Stock Incentive Plan, which was approved by the Bankruptcy Court.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Joseph A. LaNasa III was an elected member of our Board of Directors until December 2003. In this capacity, he participated and had the opportunity to vote on matters that were presented to our Board of Directors. Mr. LaNasa is employed by Goldman Sachs & Co. as a managing director. Mr. LaNasa has acquired stock options that were granted under our 2001 Stock Option Plan. He has an understanding with the Goldman Sachs Group pursuant to which he holds the options for the benefit of the Goldman Sachs Group.

        In fiscal 2003, we engaged Goldman Sachs to act as joint lead financial advisor, together with UBS Warburg, in connection with the potential sale or spin-off of a significant portion of our capital stock or assets. In April 2004, we engaged Goldman Sachs to provide advisory services in connection with Omnicare, Inc.'s unsolicited tender offer to acquire all of our outstanding common stock. In fiscal 2004, we paid Goldman Sachs transaction fees in connection with strategic transactions and placement fees for the sale of securities and agreed to pay Goldman Sachs fees in connection with such advisory services.

PART IV

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Consistent with the Audit and Compliance Committee's responsibility for engaging the Company's independent auditors, beginning with 2003 all audit and permitted non-audit services require preapproval by the Audit and Compliance Committee. The full Committee approves proposed services and fee estimates for these services. The Committee Chairman has been designated by the Committee to approve any services arising during the year that were not preapproved by the Committee and services that were preapproved. Services approved by the Chairman are communicated to the full Committee at its next regular quarterly meeting and the Committee reviews services and fees for the fiscal year at each such meeting. During 2004 and 2003 all services performed by the auditors were preapproved.

        During fiscal years 2004 and 2003, the Company retained KPMG LLP to provide services in the following categories and amounts:

	2004	2003
Audit fees	$859,000	$2,249,000
Audit related fees	25,000	78,000
All other fees	30,000	244,000

Total	$914,000	$2,571,000

        Audit fees are those fees for professional services rendered in connection with the audit of the Company's consolidated financial statements for the year ended September 30, 2004 and 2003 and the review of the Company's quarterly consolidated financial statements on Form 10-Q's that are customary under auditing standards generally accepted in the United States. Fiscal 2004 audit fees include the Company's Filing on Form S-4 of its debt exchange offering and Form 8-K for the spin-off of GHC. Fiscal 2003 audit fees include Genesis HealthCare Corporation's Form 10 filling and combined financial statement of Genesis HealthCare Corporation in connection with of the spin-off from the Company.

        Audit-related fees consisted primarily of services rendered in connection with employee benefit plan audits.

        Tax fees are related primarily to assistance and preparation of tax returns.

        All other fees for fiscal 2004 and 2003 consist primarily of services rendered in connection with Sarbanes Oxley Section 404. KPMG LLP did not perform any financial information system design and implementation services during the fiscal years ended September 30, 2004 and 2003.

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)	The following financial statements of NeighborCare, Inc. and Subsidiaries are filed as part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2004 and 2003
Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002
Consolidated Statements of Shareholders' Equity for the years ended September 30, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
(a)(2)	Schedule
(a)(3)
Schedule II — Valuation and Qualifying Accounts for the years ended September 30, 2004, 2003 and 2002. Schedule II is included herein. All other schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
2.1(1)	Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated July 6, 2001.
2.2(2)	Technical Amendments to Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated August 27, 2001.
2.3(2)	Amendments to Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated to comply with opinion on confirmation dated September 13, 2001.
2.4(3)
Separation and Distribution Agreement by and between the Company and Genesis HealthCare Corporation, dated as of October 27, 2003 (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); the Company agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).
3.1(4)	Amended and Restated Articles of Incorporation of the Company.
3.2(4)	Articles of Amendment to the Company's Amended and Restated Articles of Incorporation, effective as of December 2, 2003, changing the name to NeighborCare, Inc.
3.3(4)	Statement with Respect to Shares, effective as of December 5, 2003, designating the Company's Series B Junior Participating Preferred Stock, par value $0.01 per share.
3.4(5)	Amended and Restated Bylaws of the Company, as amended.
4.1(6)	Specimen of Common Stock Certificate.
4.2(7)	Specimen of the Company's 6.785% Senior Subordinated Notes due 2013 (included in Exhibit 4.3).
4.3(7)	Indenture, dated as of November 4, 2003, among the Company, the Guarantors and The Bank of New York, as trustee, relating to the Company's 6.875% Senior Subordinated Notes due 2013.

4.4(8)	Rights Agreement, dated as of November 18, 2003, by and between the Company and StockTrans, Inc., as rights agent.
4.5(4)	Statement with Respect to Shares, effective as of December 5, 2003, designating the Company's Series B Junior Participating Preferred Stock, par value $0.01 per share (included in Exhibit 3.3).
10.1(9)+	The Company's Employee Retirement Plan, adopted January 1, 1989, as amended, and related Retirement Plan Trust Agreement.
10.2(10)+	2001 Stock Option Plan.
10.3(10)	Registration Rights Agreement between the Company, Goldman Sachs & Co., and Highland Capital Management L.P., dated as of October 2, 2001, regarding the Company's Common Stock.
10.4+	The Company's Non-Qualified Deferred Compensation Plan, as restated effective December 1, 2003.
10.5(11)+	2001 Stock Incentive Plan.
10.6(12)+	Employment Agreement, dated as of February 28, 2003, by and between the Company and Robert H. Fish.
10.7(7)+	Employment Agreement, dated as of July 7, 2003, by and between the Company and John J. Arlotta.
10.8(7)+	Employment Agreement, dated as of July 28, 2003 and amended and restated as of December 9, 2003, by and between the Company and John L. Kordash.
10.9(7)+	Employment Agreement, dated as of September 10, 2003 and amended and restated as of December 9, 2003, by and between the Company and John F. Gaither, Jr.
10.10(7)+	Registration Rights Agreement, dated as of November 4, 2003, by and among the Company, the Guarantors, Goldman, Sachs & Co., Lehman Brothers Inc., UBS Securities LLC and J.P. Morgan Securities Inc.
10.11(7)+	Letter Agreement, dated as of November 7, 2003, by and between the Company and Richard W. Sunderland.
10.12(7)+	Letter Agreement, dated as of November 20, 2003, by and between the Company and Robert A. Smith.
10.13(7)+	Employment Agreement, dated as of November 24, 2003 and amended and restated as of December 9, 2003, by and between the Company and Richard W. Sunderland.
10.14(7)+	Employment Agreement, dated as of November 26, 2003 and amended and restated as of December 9, 2003, by and between the Company and Robert A. Smith.
10.15(4)	Tax Sharing Agreement, dated as of December 1, 2003, by and between the Company and Genesis HealthCare Corporation.
10.16(4)	Transition Services Agreement, dated as of December 1, 2003, by and between the Company and Genesis HealthCare Corporation.
10.17(4)	Employee Benefits Agreement, dated as of December 1, 2003, by and between the Company and Genesis HealthCare Corporation.

10.18(4)
Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of December 1, 2003, by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation.
10.19(4)
Credit Agreement by and among the Company, the domestic subsidiaries of the Company from time to time party thereto, the lenders party thereto, Wachovia Bank, National Association, as administrative agent, and General Electric Capital Corporation and ING Capital LLC, as syndication agents, and LaSalle Bank National Association and U.S. Bank, National Association, as documentation agents (Schedules and exhibits are omitted; the Company agrees to furnish supplementally a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).
10.20(7)+	Amendment, dated as of December 9, 2003, to Employment Agreement by and between the Company and John J. Arlotta.
10.21(7)+	Option Cancellation Agreement, dated as of December 9, 2003, by and between the Company and Robert H. Fish.
10.22(13)	The Company's 2004 Performance Incentive Plan.
10.23(5)+	Voluntary Separation Agreement between the Company and Richard W. Sunderland dated as of May 7, 2004.
10.24(14)
Amendment No. 1 to Master Agreement for Pharmacy, Pharmacy Consulting and Related Products and Services, dated as of May 7, 2004, by and between NeighborCare Pharmacy Services, Inc. and Genesis HealthCare Corporation.
10.25(15)+	Restricted Stock Agreement by and between the Company and John J. Arlotta, dated as of June 15, 2004.
10.26(15)+	Restricted Stock Agreement by and between the Company and Robert A. Smith, dated as of June 15, 2004.
10.27+	Amendment No. 1 to the Company's Non-Qualified Deferred Compensation Plan, as restated.
10.28(15)+	Form of Restricted Stock Agreement.
10.29(15)+	Amendment to Employment Agreement dated as of July 7, 2003, as amended December 9, 2003, by and between the Company and John J. Arlotta, dated as of June 18, 2004.
10.30(15)+	Amendment to Amended and Restated Employment Agreement, dated as of December 9, 2003, by and between the Company and John F. Gaither, Jr., dated as of June 22, 2004.
10.31(15)+	Amendment to Amended and Restated Employment Agreement, dated as of December 9, 2003, by and between the Company and John L. Kordash, dated as of June 22, 2004.
10.32(16)+	Employment Agreement between the Company and Richard W. Hunt dated as of June 29, 2004.
10.33+	Form of Non-Qualified Stock Option for Officers and Other Key Employees of the Company.
14.1(17)	Code of Business Conduct and Ethics.
21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.
31.1	Certificate of John J. Arlotta, Chief Executive Officer of the Company, pursuant to Exchange Act Rule 13a-14(a).
31.2	Certificate of Richard W. Hunt, Chief Financial Officer of the Company, pursuant to Exchange Act Rule 13a-14(a).
32.1	Certificate of John J. Arlotta, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350.
32.2	Certificate of Richard W. Hunt, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

+
Management contract or compensatory plan, contract or arrangement.

1)
Incorporated by reference to the Company's Current Report on Form 8-K filed on June 19, 2001.

2)
Incorporated by reference to the Company's Form T-3 filed on September 18, 2001.

3)
Incorporated by reference to Genesis HealthCare Corporation's Registration Statement on Form 10 dated November 14, 2003 (as amended) (File No. 000-50351).

4)
Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K filed on December 9, 2003.

5)
Incorporated by reference to the Company's Current Report on Form 8-K filed on June 16, 2004.

6)
Incorporated by reference to the Company's Form 8-A filed on October 2, 2001.

7)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

8)
Incorporated by reference to an exhibit to the Company's Form 8-A filed on November 18, 2003.

9)
Incorporated by reference to the Company's Registration Statement on Form S-1, dated June 19, 1991 (Registration No. 33-40007).

10)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

11)
Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-83430) filed on February 26, 2002.

12)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

13)
Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on April 23, 2004.

14)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

15)
Incorporated by reference to the Amendment No. 3 to the Company's Schedule 14D-9 filed on June 22, 2004.

16)
Incorporated by reference to Amendment No. 4 to the Company's Schedule 14D-9 filed on June 30, 2004.

17)
Incorporated by reference to the Company's Current Report on Form 8-K filed on April 16, 2004.

Schedule II

NeighborCare, Inc.
Valuation and Qualifying Accounts
Years Ended September 30, 2004, 2003 and 2002
(in thousands)

Description	Balance of Beginning of Period	Charged to Operations	Deductions (1)	Distribution of Net Assets to GHC (2)	Balance of End of Period
Year Ended September 30, 2004 Allowance for Doubtful Accounts	$48,628	$14,227	$17,076	$32,171	$13,608
Year Ended September 30, 2003 Allowance for Doubtful Accounts	$55,791	$37,085	$44,248	$—	$48,628
Year Ended September 30, 2002 Allowance for Doubtful Accounts	$83,125	$44,712	$72,046	$—	$55,791

(1)
Represents amounts written off as uncollectible.

(2)
Net allowance for doubtful accounts distributed to GHC in connection with the spin-off on December 1, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf on December 10, 2004 by the undersigned thereunto duly authorized.

NeighborCare, Inc.
By:	/s/ RICHARD W. HUNT Richard W. Hunt Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 10, 2004.

Signature	Capacity

/s/ JOHN J. ARLOTTA John J. Arlotta	Director, Chairman, President and Chief Executive Officer
/s/ JAMES H. BLOEM James H. Bloem	Director
/s/ JAMES E. DALTON, JR. James E. Dalton, Jr.	Director
/s/ JAMES D. DONDERO James D. Dondero	Director
/s/ ROBERT H. FISH Robert H. Fish	Director
/s/ DR. PHILIP P. GERBINO Dr. Philip P. Gerbino	Director
/s/ ARTHUR J. REIMERS Arthur J. Reimers	Director
/s/ PHYLLIS R. YALE Phyllis R. Yale	Director
/s/ RICHARD W. HUNT Richard W. Hunt	Senior Vice President and Chief Financial Officer