Form 10-K/A
period 2004-09-30
NEIGHBORCARE INC
filed 2004-12-14
CIK 874265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

YES  ☒      NO  ☐

                The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant is $907,817,957 (1). As of December 1, 2004, 44,114,529 shares of the registrant’s common stock were outstanding and 259,522 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

YES  ☒      NO  ☐

DOCUMENTS INCORPORATED BY REFERENCE

NONE

(1)          The aggregate market value of the voting and non-voting common stock set forth above equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning in excess of 10% of the registrant’s common stock, multiplied by the last reported sale price for the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter (i.e., March 31, 2004) ($24.36). The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the registrant may or may not be deemed an affiliate of the registrant or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Explanatory Note

                We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission on December 10, 2004, to correct disclosure contained under Part III, Item 11 “Executive Compensation—Employment Agreements” relating to compensation received by our chief executive officer, John J. Arlotta, under his employment agreement with respect to fiscal 2004.  This Amendment No. 1 clarifies that Mr. Arlotta received no incentive (i.e., performance) bonus under his employment agreement with respect to fiscal 2004.  With the exception of this change, the below disclosure is identical to that contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 as filed on December 10, 2004.

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

	Annual Compensation				Long-term Compensation
Name and Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Other Annual Compensation ($)(3)	Restricted Stock Awards ($)(4)	Securities Underlying Options/ SARs	All Other Compensation ($)(5)
John J. Arlotta Chairman, President and Chief Executive Officer	2004 2003	$850,000 163,462	$130,000 850,000	$102,184 —	$6,077,521 —	1,000,000 —	$76,570 29,005

Robert H. Fish Former Chief Executive Officer	2004 2003 2002	375,962 850,000 274,615	412,500 1,221,410 70,833	— 83,406 —	94,994 — —	3,913 177,500 25,000	480 — —

Robert A. Smith Senior Vice President and Chief Operating Officer	2004 2003 2002	350,000 360,768 310,003	405.900 75,250 60,000	— — —	822,150 — 304,950	87,500 — 50,000	1,708 2,000 1,700

John F. Gaither, Jr. Senior Vice President, General Counsel and Corporate Secretary	2004	280,000	10,000	9,750	623,750	150,000	—

John L. Kordash Vice Chairman and Executive Vice President	2004 2003	250,000 15,385	15,000 —	9,750 —	623,750 —	250,000 —	2,398 —

Richard W. Sunderland, Jr. Former Chief Financial Officer	2004 2003 2002	230,769 244,808 218,828	314,300 69,375 65,600	— — —	— — 223,630	75,000 — —	79,607 — —

Richard W. Hunt Senior Vice President and Chief Financial Officer	2004	61,538	—	—	1,247,500	—	225

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

(3)                                  Mr. Arlotta received compensation of approximately $40,041 for housing expenses ($16,041 of which represents a tax “gross-up” payment) and $13,000 for automobile expenses in fiscal 2004. Mr. Arlotta also received $49,143 in tax “gross-up” payments in relation to a company-sponsored life insurance plan in fiscal 2004. All remaining amounts in fiscal 2004 reflect compensation for automobile expenses. Mr. Fish received compensation of approximately $62,206 for housing expenses and approximately $15,200 for automobile expenses in fiscal 2003.

(4)                                  Restricted stock grants in fiscal 2004 were authorized under our 2004 Performance Incentive Plan (the “2004 Plan”) on June 15, 2004. The restrictions vest at variable rates over a three-year term for each recipient. The market value of our common stock at September 30, 2004 was $25.35 per share. The grants of restricted stock to Mr. Arlotta were committed in Mr. Arlotta’s employment agreement but were not made until after our stockholders’ approval on June 15, 2004 of the 2004 Plan. Restricted stock grants in fiscal 2002 and 2003 were authorized under our 2001 Stock Incentive Plan. See “Benefit Plans—2001 Stock Incentive Plan.” Of the shares granted to Mr. Arlotta, 64,678 vested immediately. As of September 30, 2004, Mr. Arlotta had 113,197 shares unvested at a value of $2,869,543, Mr. Smith had 19,687 shares unvested at a value of $499,065, Messrs. Gaither and Kordash had 25,000 shares unvested at a value of $633,750, and Mr. Hunt had 37,500 shares unvested at a value of $950,625.

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

Option/SAR Grants in Last Fiscal Year

                The following table sets forth certain information concerning stock options granted under the 2001 Stock Option Plan during fiscal 2004 to the Named Executive Officers:

	Individual Grants					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms
Name	Number of Securities Underlying Options/SARs Granted (1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year		Exercise Price per Share	Expiration Date	5%		10%
John J. Arlotta	250,000 250,000 250,000 250,000	15.80 15.80 15.80 15.80	% % % %	21.50 19.55 18.79 20.12	12/9/2013 12/9/2013 12/9/2013 12/9/2013	$ $ $ $	3,380,309 3,073,722 2,954,233 3,163,240	$ $ $ $	8,566,366 7,789,416 7,486,605 8,016,525
Robert H. Fish	3,913	0.25%		15.47	10/1/2013		$38,070		$96,476
Robert A. Smith	87,500	5.50%		21.50	12/9/2013		$1,183,108		$2,998,228
John F. Gaither, Jr.	150,000	9.50%		21.50	12/9/2013		$2,028,185		$8,566,366
John L. Kordash	250,000	15.80%		21.50	12/9/2013		$3,380,309		$5,139,819
Richard W. Sunderland, Jr.	75,000	4.70%		21.50	12/9/2013		$1,014,093		$2,569,910
Richard W. Hunt	—	—		—	—	—		—

(1)                                  Pursuant to Mr. Sunderland’s separation agreement, 46,875 options granted under the 2001 Stock Option Plan were forfeited in connection with his resignation.

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

Directors’ Compensation

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

Employment Agreements

                Effective July 7, 2003, we entered into an employment agreement with John J. Arlotta, our chairman, president and chief executive officer, as amended on December 9, 2003. The agreement currently expires on July 7, 2005, with automatic one-year renewals beginning on July 7, 2004 and each successive anniversary thereafter. The automatic extension of the agreement may be terminated with notice by either the affirmative vote of two-thirds of the non-management members of the Board of Directors or by Mr. Arlotta. Mr. Arlotta will receive an annual base salary of $850,000, subject to annual reviews by the Compensation Committee of the Board of Directors commencing February 4, 2004. The agreement provided for an incentive bonus of not less than $550,000, with a target bonus of 80% of his base salary, for fiscal 2003. Annually thereafter, the agreement provides that Mr. Arlotta will receive an incentive bonus equal to at least 100% of his base salary but only upon the Compensation Committee’s certification that the applicable performance goals have been achieved. Mr. Arlotta received a signing bonus of $300,000 and an incentive (i.e., performance) bonus of $550,000 in fiscal 2003 pursuant to the agreement.  Mr. Arlotta received no incentive (i.e., performance) bonus under his employment contract with respect to fiscal 2004.

                Pursuant to the terms of the agreement, we granted to Mr. Arlotta options to purchase 1,000,000 shares of our Common Stock in increments of 250,000 shares on each of December 9, 2003, December 16, 2003, December 24, 2003 and January 5, 2004, of which 25% vests immediately upon the date of grant and the remainder vests in quarterly installments of 6.25% thereafter. Under the agreement, Mr. Arlotta also received a restricted stock award on January 15, 2004 with an aggregate value of $4,000,000, rounded to the nearest whole share and based on the average closing price of our common stock for the thirty trading days immediately following the spin-off. On the date of the restricted stock award, 25% of the shares vested immediately, with vesting in equal quarterly installments thereafter such that the shares vest in full by July 7, 2006. In addition, Mr. Arlotta is entitled to participate in each employee benefit plan or perquisite applicable generally to our executive officers. Under the terms of the agreement, all equity-based compensation will fully vest automatically upon a change in control, any termination by us without cause or due to Mr. Arlotta’s death or disability, each as defined in the agreement, any termination by Mr. Arlotta for good reason or our failure to automatically extend the term of the agreement.

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

                In addition, Mr. Arlotta is entitled to the above consideration in the event that he terminates the agreement because NeighborCare has engaged or has required that he engage in any activity which would cause him to violate covenants of his contained in a consulting agreement between him and his former employer, Caremark Rx, Inc.. On July 8, 2003, Caremark filed a complaint seeking to prohibit Mr. Arlotta’s employment with NeighborCare pursuant to the terms of such consulting agreement. In December 2003, NeighborCare, Caremark and Mr. Arlotta entered into a Partial Release and Settlement Agreement pursuant to which Mr. Arlotta was permitted to accept continued employment with NeighborCare under certain conditions and Caremark was released of certain compensation obligations to Mr. Arlotta and the complaint was dismissed without prejudice.

                Mr. Arlotta’s employment agreement contains confidentiality provisions that apply during and after the term of employment and non-competition provisions that limit him from competing with us for the term of employment and for a period of two years after, regardless of the reason for the termination of employment.

                On each of July 28, 2003, September 10, 2003, November 24, 2003 and November 26, 2003, we entered into employment agreements with John L. Kordash, our executive vice president and assistant to the chief executive officer, John F. Gaither, Jr., our senior vice president, general counsel and secretary, Richard W. Sunderland, Jr., our former chief financial officer, and Robert A. Smith, our chief operating officer, respectively. Effective December 9, 2003, each of these agreements was amended and restated. Effective June 22, 2004, the agreements with Messrs. Kordash and Gaither were further amended. The agreements with Messrs. Kordash and Gaither expire on October 1, 2005 On May 7, 2004, the Company entered into a Separation Agreement with Richard W. Sunderland, Jr., and on August 27, 2004, Mr. Sunderland resigned as our chief financial officer. See “—Transition Agreements.”

                The agreement with Mr. Smith expires on December 1, 2005. The agreements provide that annual base salaries to be paid to Messrs.  Kordash, Gaither, Sunderland and Smith are $250,000, $280,000, $250,000 and $350,000, respectively. In addition, the agreements with Messrs. Kordash and Gaither provided for an option grant on December 9, 2003 to purchase 250,000 and 150,000 shares, respectively, of our common stock at an exercise price of $21.50, of which 25% vested immediately upon the date of grant and the remainder vests in quarterly installments of 6.25% thereafter. The agreements with Messrs. Sunderland and Smith provided for option grants by incorporation of prior letter agreements with us, as described below, at the same exercise price and vesting schedule described above. Under the terms of the agreements, all outstanding equity-based compensation shall automatically become fully vested upon any termination by us without cause or due to the executive’s death or disability or the executive’s termination for good reason, each as defined in the agreements; provided that the agreements with Messrs. Smith and Sunderland provide for less than full vesting upon termination on or before January 1, 2005 in certain instances.

                The agreements with Messrs. Kordash, Gaither, Sunderland and Smith contain the following provisions that are substantially similar to those provisions contained in Mr. Arlotta’s employment agreement discussed above: an automatic one-year extension, eligibility to participate in stock option, incentive compensation and other incentive plans, receipt of perquisites generally provided to our officers, termination of the agreement by us with or without cause and by the executive upon the occurrence of certain events and confidentiality and non-competition provisions. Each agreement also provides for severance compensation in the event of termination without cause or for good reason consisting of a pro rata bonus for the portion of the year in which the date of termination occurs, a lump-sum payment equal to the sum of the executive’s average base salary and the average annual bonus earned under our incentive plans for the most recent two years, continuation of health and life insurance benefits for up to two years and vesting of previously granted stock options and restricted stock.

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

                On June 29, 2004, we entered into an employment agreement with Richard W. Hunt, our senior vice president and chief financial officer. The agreement provides that Mr. Hunt’s base salary for the initial one-year term of the agreement is $250,000. The agreement also provides for the grant of 50,000 shares of our restricted stock, of which 12,500 vest 45 days after the grant date and the remaining amount vests in equal installments on each of the first three anniversaries of the effective date, provided that Mr. Hunt remains employed by us on each such date. In the event that a change of control, as defined in the agreement, occurs on or prior to December 31, 2004, 30,000 of such shares of restricted stock will immediately vest (inclusive of, and not in addition to, the 12,500 shares scheduled to vest 45 days after the grant date). In the event that a change of control occurs after December 31, 2004, all of such shares of restricted stock will vest in full.

                The agreement with Mr. Hunt contains the following provisions that are substantially similar to those provisions contained in our agreements, as amended, with Messrs. Kordash and Gaither discussed above: an automatic one-year extension, eligibility to participate in equity and cash incentive compensation and other incentive plans, receipt of perquisites generally provided to our officers, termination of the agreement by us with or without cause and by Mr. Hunt upon the occurrence of certain events and confidentiality and non-competition provisions. The agreement also provides for severance compensation in the event of termination without cause or for good reason consisting of a pro rata bonus for the portion of the year in which the date of termination occurs, a lump-sum payment equal to the sum of Mr. Hunt’s average base salary and the average annual bonus earned under our incentive plans for the most recent two years or, during the two-year period following a change of control as described above with respect to our agreements with Messrs. Kordash and Gaither, two times such sum, continuation of health and life insurance benefits for up to two years and, if but only if such termination occurs after the first anniversary of our agreement with Mr. Hunt, vesting of previously granted stock options and restricted stock.

Transition Agreements

                On December 1, 2003, in connection with the spin-off, Robert Fish resigned as our chairman and chief executive officer. Mr. Fish remained our employee for transitional purposes until his termination on February 28, 2004. Pursuant to the terms of Mr. Fish’s employment agreement, upon his resignation Mr. Fish received $766,500 in accrued and unpaid salary and bonuses through the date of termination and a continuation of health and insurance benefits for himself, his spouse and eligible dependents for a period of one year following the date of termination. Upon his resignation, all restricted stock awards made to Mr. Fish fully vested, and all vested stock options remained exercisable through the original terms with all rights. The employment agreement also contains provisions which restrict Mr. Fish from competing with NeighborCare for a period of one year after termination.

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

Benefit Plans

                2004 Performance Incentive Plan

                On June 15, 2004, our shareholders approved our 2004 Performance Incentive Plan. The purposes of our 2004 Performance Incentive Plan are to attract and promote the long-term retention of our key employees, directors and certain other persons who are in a position to make significant contributions to our success, to reward our employees, directors and other persons for their contributions, to provide additional incentive to our employees, directors and other persons to continue making similar contributions and to further align the interests of our employees, directors and other persons with those of our shareholders. The 2004 Performance Incentive Plan was adopted to replace, on a prospective basis, our 2001 Stock Incentive Plan and 2001 Stock Option Plan, each as described below. See “—2001 Stock Incentive Plan” and “—2001 Stock Option Plan.”

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

                The aggregate number of shares of our common stock for which awards may be granted under the 2004 Performance Incentive Plan is 5,000,000 shares, with an individual limit of 500,000 shares per fiscal year for each participant (excluding grants under any individual employment agreement as an inducement material to the individual’s entering into an employment contract with us). Notwithstanding the foregoing, in the event of any stock dividend, stock split, combination or exchange of equity securities, merger, consolidation, recapitalization, reorganization, divestiture or other distribution (other than ordinary cash dividends) of assets to our shareholders, or any other event affecting our common stock that the Compensation Committee deems, in its sole discretion, to be similar circumstances, the aggregate number of shares of our common stock which may be issued under our 2004 Performance Incentive Plan shall be appropriately adjusted in a manner determined in the sole discretion of our Compensation Committee.

                The maximum aggregate amount that may be awarded in the form of a cash-based award, including a supplemental cash award, in any one fiscal year to a participant who is a “covered employee” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, shall not exceed $2,000,000 determined as of the date of vesting or payout, as applicable. The maximum aggregate amount that may be awarded in the form of a cash-based award, including a supplemental cash award, in any one fiscal year to a participant who is not a “covered employee” shall be determined by our Compensation Committee.

                As of September 30, 2004, 416,946 shares of restricted stock have been issued to our employees, of which 145,304 were fully vested and 44,038 were surrendered to fulfill employee income tax obligations resulting from the grants, and 21,231 shares of restricted stock have been issued to members of our Board of Directors under the 2004 Performance Incentive Plan. Restrictions on grants to our employees typically vest ratably over three years form the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested. Restrictions on grants to our directors are described under “—Directors’ Compensation.”

                2001 Stock Incentive Plan

                On October 2, 2001, our Board of Directors authorized the issuance of 750,000 shares of restricted common stock to certain of our senior officers. These shares vest and are issued quarterly over a five-year period, which commenced on February 28, 2002 and will generally end on October 1, 2006. In May 2003, the Company made an offer to employees who held shares of restricted common stock to accelerate the vesting of all such restricted shares in exchange for the tendering of any options to purchase common stock. At September 30, 2004, 625 shares of restricted common stock remain unvested and issuable through October 1, 2006. See “—2001 Stock Option Plan.” We will not make any future grants under the 2001 Stock Incentive Plan.

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

                See “—Transition Agreements.”

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

                Retirement Plan

                On January 1, 1989, we adopted an employee Retirement Plan that consists of a 401(k) component and a profit sharing component. Our retirement plan is a 401(k)/cash or deferred arrangement covering all of our employees (other than certain employees covered by a collective bargaining agreement) who have completed at least 500 hours of service during the six-month period beginning on his or her commencement date or who has completed at least 1,000 hours of service in the first year of employment or any subsequent calendar year. Under the 401(k) component, each employee may elect to contribute a portion of his or her current compensation up to the lesser of the maximum permitted by the Internal Revenue Code or 50% (or, in the case of a highly compensated employee, a maximum of 6% (4% for plan years ending prior to January 1, 2004)) of such employee’s annual compensation. We may make a matching contribution each year as determined by the Board of Directors. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely. Under the profit sharing component of the Retirement Plan, we may make an additional employer contribution as determined by the Board of Directors each year. The Board of Directors may establish this contribution at any level each year, or may omit such contribution entirely

Compensation Committee Interlocks and Insider Participation

                The Compensation Committee was comprised of Messrs. Gerbino and LaNasa until the consummation of the spin-off of GHC on December 1, 2003, at which time Mr. LaNasa resigned from our Board of Directors and Messrs. Dondero, Bloem and Dalton were appointed as the members of our Compensation Committee.

                No person who served as a member of our Compensation Committee during fiscal 2004 is currently nor was during or prior to fiscal 2004 an officer or employee of the Company or, except as described in Item 13, “Certain Relationships and Related Transactions,” below, engaged in certain transactions with us required to be disclosed by regulations of the Securities and Exchange Commission. Additionally, there were no compensation committee “interlocks” during fiscal 2004, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of our Compensation Committee.

                See Item 13 “Certain Relationships and Related Transactions.”

SIGNATURE

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf on December 14, 2004 by the undersigned thereunto duly authorized.

NeighborCare, Inc.

/s/RICHARD W. HUNT
By:	Richard W. Hunt
Senior Vice President and Chief Financial Officer