Form 10-Q
period 2004-12-31
NEIGHBORCARE INC
filed 2005-02-08
CIK 874265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

YES ☒           NO ☐

As of February 4, 2005, 44,121,407 shares of the registrant’s common stock were outstanding and 259,522 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

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

Statements made in this report and in our other public filings and releases, which are not historical facts, contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

•                  certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to our consolidated financial statements, such as our ability to meet our liquidity needs, scheduled debt and interest payments, and expected future capital expenditure and business acquisition requirements; the expected effects of government regulation on our business including the Medicare Prescription Drug, Improvement and Modernization Act of 2003; our ability to successfully implement our strategic objectives, including the effects of the spin-off of Genesis HealthCare Corporation (“GHC”) and the achievement of certain performance improvement initiatives within our institutional pharmacy segment, in order to improve current pharmacy profitability; costs associated with an unsolicited offer to acquire the Company; and estimates in our significant accounting policies, including our allowance for doubtful accounts, the valuation of our deferred tax assets and the anticipated impact of long-lived asset impairments;

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

•                  competition in our businesses;

•                  the impact of Omnicare, Inc.’s unsolicited tender offer to acquire all of our outstanding common stock and nomination of an alternative slate of directors;

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

•                  changes in or our failure to satisfy pharmaceutical manufacturers’ rebate programs;

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

•                  income tax liabilities and indemnification obligations related to the spin-off of GHC; and

•                  acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond our control.

Certain of these risks are described in more detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission on December 10, 2004, as amended on Form 10-K/A filed with the Securities and Exchange Commission on December 14, 2004.

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	December 31, 2004	September 30, 2004

ASSETS
Current assets
Cash and cash equivalents	$21,092	$81,923
Accounts receivable, net of allowance of $16,140 and $13,608, respectively	253,015	230,903
Inventories	73,873	64,111
Prepaid expenses and other current assets	41,026	40,046
Total current assets	389,006	416,983
Property, plant and equipment, net of accumulated depreciation of $68,165 and $61,904, respectively	91,207	84,215
Other long-term assets	20,735	19,353
Identifiable intangible assets, net	16,990	12,737
Goodwill	342,940	316,120
Total assets	$860,878	$849,408

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$22,150	$4,263
Accounts payable and accrued expenses	96,029	116,965
Income taxes payable	8,838	4,747
Total current liabilities	127,017	125,975
Long-term debt excluding current portion	258,418	258,008
Deferred income taxes	62,607	62,607
Other long-term liabilities	8,131	8,158
Total liabilities	456,173	454,748
Minority interest	7,531	7,880
SHAREHOLDERS’ EQUITY	397,174	386,780
Total liabilities and shareholders’ equity	$860,878	$849,408

See accompanying notes to unaudited condensed consolidated financial statements.

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands except per share amounts)

	Three Months Ended December 31,
	2004	2003

Net revenues	$392,000	$338,394
Cost of revenues	309,734	261,967
Gross profit	82,266	76,427
Selling, general and administrative	51,949	50,797
Depreciation and amortization	7,697	6,244
Strategic planning, severance and other operating items	519	40,664
Takeover defense expenses	772	—
Operating income (loss)	21,329	(21,278)
Interest expense, net	4,031	5,654
Other expense	1,128	1,091
Income (loss) before income tax provision (benefit)	16,170	(28,023)
Income tax provision (benefit)	6,468	(13,874)
Income (loss) from continuing operations	9,702	(14,149)
Income from discontinued operations, net of taxes	—	8,435
Net income (loss)	$9,702	$(5,714)

Other comprehensive income:
Termination and fair value change of derivative instruments, net	—	4,402
Comprehensive income (loss)	$9,702	$(1,312)

Per common share data
Basic
Income (loss) from continuing operations	$0.22	$(0.35)
Income from discontinued operations	$—	$0.21
Net income (loss)	$0.22	$(0.14)
Weighted average shares outstanding	43,809	40,397
Diluted
Income (loss) from continuing operations	$0.22	$(0.35)
Income from discontinued operations	$—	$0.21
Net income (loss)	$0.22	$(0.14)
Weighted average shares outstanding	44,545	40,397

See accompanying notes to unaudited condensed consolidated financial statements.

NEIGHBORCARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended December 31,
	2004	2003

Cash flows from operating activities
Net income (loss)	$9,702	$(5,714)
Net charges included in operations not requiring funds	15,267	20,227
Changes in operating assets and liabilities, excluding the impact of business acquisitions
Change in accounts receivable, net	(20,132)	(37,974)
Change in accounts payable and accrued expenses	(18,434)	84,618
Other, net	(8,867)	(34,209)
Net cash provided (used) by operating activities	(22,464)	26,948
Cash flows from investing activities
Capital expenditures	(12,725)	(9,573)
Pharmacy business acquisitions	(39,889)	—
Other, net	(2,004)	(33,478)
Net cash used by investing activities	(54,618)	(43,051)
Cash flows from financing activities
Repayment of long-term debt	(1,329)	(555,378)
Borrowings against revolving credit facility	17,000	—
Proceeds from issuance of long-term debt, net of debt issuance costs	—	458,337
Distributions of cash to GHC	—	(63,154)
Funds received from GHC for debt financing	—	135,885
Other	580	448
Net cash provided (used) by financing activities	16,251	(23,862)
Net decrease in cash and cash equivalents	$(60,831)	$(39,965)
Cash and cash equivalents at beginning of period	81,923	132,726
Cash and cash equivalents at end of period	$21,092	$92,761

Non-cash investing and financing activities
Distribution of net assets to GHC	—	$(662,419)
Conversion of preferred stock to common stock	—	(46,831)

See accompanying notes to unaudited condensed consolidated financial statements.

NeighborCare, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      Background and Basis of Presentation

NeighborCare, Inc. (“NeighborCare” or the “Company”), formerly named Genesis Health Ventures, Inc., provides pharmacy services nationwide through its NeighborCare® integrated pharmacy operation that serves approximately 287,000 institutional beds in long-term care settings.  NeighborCare also operates 32 community-based retail pharmacies and a group purchasing organization.  Prior to December 1, 2003, the Company also operated an inpatient services business, which was then spun-off as Genesis HealthCare Corporation (GHC).  For additional information, see the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2004 (Form 10-K).

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis that is substantially consistent with the accounting principles applied in the Form 10-K.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

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

2.                                      Significant Accounting Policies

Management’s Use of Estimates

An accounting policy is considered to be significant if it is important to the Company’s financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. Significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of certain accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. The Company’s significant estimates include allowance for doubtful accounts, allowance for inventories, revenue recognition and contractual allowances, and the valuation of long-lived assets.

Senior management has reviewed these significant accounting policies and estimates with the Company’s audit committee. During the current quarter, there were no material changes made to the estimates or methods by which estimates are derived with regard to the significant accounting policies of the Company. See the Form 10-K for more detail regarding the Company’s significant accounting policies.

Stock Based Compensation

As permitted by the Financial Accounting Standards Board (FASB) SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), the Company applies the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and restricted stock plans. Had the Company determined compensation cost of outstanding stock options based on the fair value at the grant date consistent with the provisions of SFAS 123 “Accounting for Stock Based Compensation,” the Company’s net income (loss) would have been changed to the pro forma amounts indicated below (in thousands):

	Three months ended December 31,
	2004	2003

Net income (loss) – as reported	$9,702	$(5,714)
Add stock-based compensation expense included in reported net income, net of tax effect	601	126
Deduct stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effect	(919)	(2,049)

Net income (loss)– pro forma	9,384	$(7,637)

Net income (loss) per share:
Basic–as reported	$0.22	$(0.14)
Basic–pro forma	0.21	(0.19)
Diluted–as reported	0.22	(0.14)
Diluted–pro forma	0.21	(0.19)

There were no stock options granted during the three months ended December 31, 2004.  The fair value of stock options granted during the three months ended December 31, 2003 was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Volatility	60%
Expected life (in years)	5.0
Rate of return	2.2%
Dividend yield	0%

On December 16, 2004, the FASB issued Statement No. 123R, “Share Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123R requires that all share-based payments to employees, including stock options, be recognized in the financial statements based on their fair values on the date of grant and eliminates the disclosure-only provisions permitted under SFAS 148.  SFAS 123R is effective for fiscal periods beginning after June 15, 2005 and the Company does not anticipate that the adoption of SFAS 123R will have a material impact on its results of operations for the current fiscal year.

3.                                      Acquisitions

In the ordinary course of business, the Company makes strategic acquisitions to enhance its geographical market presence and to create beneficial operating synergies through acquisitions in locations that it has an existing market presence. On December 1, 2004, the Company completed the acquisition of Belville Pharmacy Services, Inc. (“Belville”) by purchasing certain of the assets of Belville. Also on October 1, 2004, the Company acquired certain of the assets and assumed certain liabilities of Quest Total Care, L.P. (“Quest”). The aggregate cash purchase price for these acquisitions was approximately $39.9 million. These acquisitions were accounted for under the purchase method of accounting for business combinations in accordance with SFAS No. 141 “Business Combinations.”

Results of these completed acquisitions are included in the Company’s consolidated statements of operations from the date of the respective acquisition.  Pro-forma financial information has not been prepared because the acquisitions are not material to the consolidated operations and financial position of the Company.  The Company’s preliminary purchase price allocation, which is based on fair-value estimates, is as follows (in thousands):

Accounts receivable, net	$7,067
Inventories	1,343
Property, plant and equipment	407
Goodwill	25,788
Identifiable intangible assets	5,433
Other assets	27
Total liabilities assumed	(176)
Net assets acquired through acquisitions	$39,889

The Company expects to complete its independent third-party valuation of Belville during the second quarter of fiscal 2005.

4.                                      Discontinued Operations

Effective December 1, 2003, NeighborCare completed its plan of disposition for GHC through a distribution of GHC common stock to NeighborCare’s shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described in Note 1. Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued businesses, including assets held for sale or distributed to shareholders, are removed from the results of continuing operations.  Consolidated interest expense in periods prior to the spin-off has been allocated to discontinued operations using a basis of net assets of each of the continuing and discontinued operating segments for the three months ended December 31, 2003.

The following table sets forth the components of income from discontinued operations for the three months ended December 31, 2003 (in thousands):

Net revenues of GHC	$250,927
Net operating income of GHC	16,450
Interest expense allocation	2,467
Income tax expense	5,548
Income from discontinued operations, net of taxes	$8,435

5.                                      Certain Significant Transactions and Events

Strategic Planning, Severance and Other Operating Items

NeighborCare has incurred costs that are directly attributable to the Company’s transforming to a pharmacy-based business and certain of its short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other operating items.” A summary of these costs for the three months ended December 31, 2004 follows (in thousands):

	Accrued as of September 30, 2004	Three months Ended December 31, 2004		Accrued as of December 31, 2004
		Provision	Paid

Employee contract termination, transaction completion bonuses, severance and related costs	$2,304	$519	$456	$2,367
Strategic planning and other items	655	—	143	512
Total	$2,959	$519	$599	$2,879

Strategic planning, severance and other operating items for the three months ended December 31, 2004 are attributable to the consolidation of pharmacy operations.

Strategic planning, severance and other operating items for the three months ended December 31, 2003 relate primarily to legal, professional and other fees incurred to complete the spin-off of GHC of $17.4 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $8.8 million; and costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate the Company’s commitments under GHC debt of $5.0 million and other debt-related settlements of $3.6 million.

Takeover Defense Expenses

On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of NeighborCare, Inc. common stock for $30 per share in cash. On May 25, 2004, NeighborCare announced that its Board of Directors unanimously rejected the proposal. On June 3, 2004, Omnicare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of NeighborCare, Inc. common stock for $30 per share in cash. The tender offer formally commenced on June 4, 2004 and was originally stated to expire on July 7, 2004 but has been subsequently extended on several occasions, most recently to March 4, 2005. On June 14, 2004, NeighborCare, Inc. announced that the Board of Directors had unanimously recommended that shareholders reject the tender offer and not tender shares pursuant to the offer. Further information relating to the tender offer, including the Board’s recommendation and reasons therefore, can be found in the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on June 14, 2004, and in subsequent amendments filed with Securities and Exchange Commission.

The Company has incurred various expenses as a result of the tender offer including legal, investment banking and other fees.  During the three months ended December 31, 2004, $0.8 million of takeover defense expenses were incurred, $8.2 million were paid and $10.1 million remains accrued as of December 31, 2004. The Company anticipates that additional takeover defense expenses will continue to be incurred through the duration of the tender offer; however, the impact of these expenses cannot be reasonably estimated.

6.                                      Certain Significant Risks, Uncertainties and Business Concentrations

At December 31, 2004, the Company had contracts to provide services to approximately 287,000 residents in long-term care facilities in 34 states and the District of Columbia. Many of these contracts, as is typical in the industry, are for a period of one year but can be terminated by either party for any reason upon thirty to sixty days written notice. For the three months ended December 31, 2004, net revenues from GHC were 12% of total institutional pharmacy revenues.  Net revenues from HCR Manor Care, Inc. (“Manor Care”) in the three months ended December 31, 2004 and 2003 were 11% and 12%, respectively, of institutional pharmacy revenue. No other individual customer or market group represented more than 5% of the total revenues of the Company’s institutional pharmacy business.

 7.                                   Long-Term Debt

Long-term debt as of December 31, 2004 and September 30, 2004 consists of the following (in thousands):

	December 31, 2004	September 30, 2004

Senior Subordinated Notes due 2013	$250,000	$250,000
Borrowings under revolving credit facility	17,000	—
Capital lease obligations and other debt	13,568	12,271
Total debt	280,568	262,271
Less:
Current portion of long-term debt	(22,150)	(4,263)
Long-term debt	$258,418	$258,008

During the quarter ended December 31, 2003, the Company repaid substantially all of its existing long-term debt using the proceeds of the Company’s $250 million senior subordinated notes offering and GHC’s $225 million senior subordinated notes offering.

8.                                      Guarantor Subsidiaries and Condensed Consolidated Financial Statements

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

Condensed Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Assets
Accounts receivable, net	$177,184	$216,616	$17,723	$(158,508)	$253,015
Other current assets	44,550	76,970	14,471	—	135,991
Property, plant and equipment, net	18,911	65,273	7,023	—	91,207
Investment in subsidiaries	23,056	1,454	—	(23,920)	590
Goodwill	288,633	51,016	3,291	—	342,940
Other long-term assets	26,065	11,019	51	—	37,135
	$578,399	$422,348	$42,559	$(182,428)	$860,878

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$61,818	$192,772	$8,785	$(158,508)	$104,867
Current portion of long-term debt	21,646	—	504	—	22,150
Long-term debt less current portion	254,903	240	3,275	—	258,418
Other non-current liabilities	78,269	—	—	—	78,269
Shareholders’ equity	161,763	229,336	29,995	(23,920)	397,174
	$578,399	$422,348	$42,559	$(182,428)	$860,878

Condensed Consolidating Balance Sheets

September 30, 2004

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$146,197	$195,364	$18,365	$(129,023)	$230,903
Other current assets	108,879	63,787	13,414	—	186,080
Property, plant and equipment, net	18,685	58,069	7,461	—	84,215
Investment in subsidiaries	20,209	1,381	—	(21,034)	556
Goodwill	287,142	26,720	2,258	—	316,120
Other long-term assets	25,795	5,676	63	—	31,534
	$606,907	$350,997	$41,561	$(150,057)	$849,408

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$82,876	$155,346	$12,513	$(129,023)	$121,712
Current portion of long-term debt	4,263	—	—	—	4,263
Long-term debt less current portion	256,240	254	1,514	—	258,008
Other non-current liabilities	78,645	—	—	—	78,645
Shareholders’ equity	184,883	195,397	27,534	(21,034)	386,780
	$606,907	$350,997	$41,561	$(150,057)	$849,408

Condensed Consolidating Statements of Operations

Three months ended

December 31, 2004

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$—	$353,564	$38,436	$392,000
Cost of revenues	—	281,589	28,145	309,734
Gross profit	—	71,975	10,291	82,266
Operating expenses	15,672	39,863	5,402	60,937
Interest expense (income), net	3,768	196	67	4,031
Other expense (income)	1,320	(192)	—	1,128
Income (loss) before income tax provision	(20,760)	32,108	4,822	16,170
Income tax provision	6,463	5	—	6,468
Net income (loss)	$(27,223)	$32,103	$4,822	$9,702

Condensed Consolidating Statements of Operations

Three months ended

December 31, 2003

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$—	$302,051	$36,343	$338,394
Cost of revenues	—	234,848	27,119	261,967
Gross profit	—	67,203	9,224	76,427
Operating expenses	54,451	37,672	5,582	97,705
Interest expense (income), net	5,545	51	58	5,654
Other expense (income)	1,253	(162)	—	1,091
Income (loss) before income tax provision (benefit)	(61,249)	29,642	3,584	(28,023)
Income tax provision (benefit)	(13,877)	3	—	(13,874)
Income (loss) from continuing operations	(47,372)	29,639	3,584	(14,149)
Income from discontinued operations	8,435	—	—	8,435
Net income (loss)	$(38,937)	$29,639	$3,584	$(5,714)

Condensed Consolidating Statements of Cash Flows

Three months ended

December 31, 2004

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Cash flow from operating activities	$(67,425)	$42,504	$2,457	$(22,464)
Cash flow from investing activities	(49,678)	(4,927)	(13)	(54,618)
Cash flow from financing activities	16,394	(70)	(73)	16,251

Condensed Consolidating Statements of Cash Flows

Three months ended

December 31, 2003

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Cash flow from operating activities	$(12,501)	$32,575	$6,874	$26,948
Cash flow from investing activities	(4,520)	(3,899)	(34,632)	(43,051)
Cash flow from financing activities	(33,258)	(19)	9,415	(23,862)

9.                                      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended December 31, 2004 and 2003 (in thousands, except per share data):

	Three months ended
	December 31, 2004	December 31, 2003

Earnings:
Basic and diluted calculation:
Income (loss) from continuing operations	$9,702	$(14,149)
Income from discontinued operations	—	8,435
Net income (loss)	$9,702	$(5,714)

Shares:
Weighted average shares outstanding — basic	43,809	40,397
Dilutive effect of stock options and restricted stock	736	—
Weighted average shares outstanding — diluted	44,545	40,397

Per common share data:
Basic:
Income (loss) from continuing operations	$0.22	$(0.35)
Income from discontinued operations	$—	$0.21
Net income (loss)	$0.22	$(0.14)
Diluted:
Income (loss) from continuing operations	$0.22	$(0.35)
Income from discontinued operations	$—	$0.21
Net income (loss)	$0.22	$(0.14)

Basic earnings per share is calculated by dividing earnings (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator). Included in the calculation of basic weighted average shares for the current quarter are approximately 259,522 shares to be issued in connection with the joint plan of reorganization confirmed by the bankruptcy court.

Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and vesting of restricted stock awards. For the three months ended December 31, 2003, the Company reported a net loss from continuing operations for the period, thus the impact of including the effect of unexercised stock options and unvested restricted stock would be anti-dilutive.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the current quarter and same period last year. The “Corporate and Other” category of operations represents operating information of business units below the prescribed quantitative thresholds under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Revenues from these business units are primarily derived from the Company’s community-based professional pharmacy business, home infusion, respiratory and medical equipment business and long-term care group purchasing business (Tidewater). The “Corporate and Other” category also consists of the Company’s corporate general and administrative function, for which there is generally no revenue generated.

This approach to segment reporting is consistent with the Company’s internal financial reporting and the information used by the chief operating decision makers regarding the performance of the reportable and non-reportable segments. The accounting policies of the segments are the same as those of the consolidated organization.

	Institutional Pharmacy	Corporate and Other	Consolidated
	(in thousands)

Three months ended December 31, 2004
Net revenues	$337,928	$54,072	$392,000
Gross profit	65,595	16,671	82,266
Operating income (loss)	33,051	(11,722)	21,329
Three months ended December 31, 2003
Net revenues	$281,792	$56,602	$338,394
Gross profit	58,114	18,313	76,427
Operating income (loss)	26,573	(47,851)	(21,278)
Total assets as of
December 31, 2004	$255,226	$605,652	$860,878
September 30, 2004	217,969	631,439	849,408

11.                               Income Taxes

The Company’s provision (benefit) for income taxes from continuing operations for the three months ended December 31, 2004 and 2003 was $6.5 million and ($13.9) million, respectively. The income tax benefit generated from the utilization of certain NOL carryforwards will be applied first as a reduction to goodwill and, thereafter, as a direct addition to paid in capital, pursuant to Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” at such time as it is assured.

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

13.                               Restricted Stock

On June 15, 2004, the Company’s shareholders approved the 2004 Performance Incentive Plan (the Plan).  The aggregate number of shares that may be issued under the Plan is 5,000,000.  As of December 31, 2004, 432,096 shares of restricted stock have been issued to NeighborCare employees under the Plan, of which 140,659 are fully vested and 50,661 have been surrendered to fulfill employee income tax obligations resulting from the grants.  These restricted stock grants were issued out of the treasury shares held as of the respective grant dates.  Restrictions on grants to employees typically vest ratably over three years from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested.  In addition, as of December 31, 2004, 46,921 shares of restricted stock have been issued to members of the Company’s board of directors.  Restricted shares issued to current board members are restricted such that the holder cannot sell or trade the stock unless the seller’s holdings in NeighborCare stock exceed $285,000 after the sale or trade occurs.  The restrictions immediately lapse upon the holder’s termination of board membership.

15.                               Changes in Shareholders’ Equity

The rollforward of shareholders’ equity is as follows (in thousands):

Balance at September 30, 2004	$386,780
Stock option exercises and stock-based compensation	692
Net income	9,702
Balance at December 31, 2004	$397,174

16.                               Commitments and Contingencies

Financial Commitments

        Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any provisions for possible credit and guarantee losses.

        As of December 31, 2004, the Company had extended letters of credit of $5.2 million. The outstanding letters of credit reduce the Company’s $83.0 million borrowing availability under its $100.0 million revolving credit facility to $77.8 million.

Legal Proceedings

The Company is a party to litigation arising in the ordinary course of business. The Company accrues for legal proceedings when an unfavorable outcome is probable and reasonably estimable. With exception to the discussion which follows, the Company does not believe the results of such litigation, even if the outcome is unfavorable, would have a material adverse effect on its financial position. While the outcome of the cases discussed below could have a material effect if decided adversely, the Company’s management considers this result unlikely. See “Cautionary Statements Regarding Forward-Looking Statements.”

The following reflects developments in legal proceedings during the reporting quarter.  For information regarding other Legal Proceedings, see the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2004.

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

On or about February 11, 2002, the plaintiff appealed the Bankruptcy Court’s granting of summary judgment to the United States District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the United States District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the United States District Court, the assets previously reserved for the plaintiff’s claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the United States District Court denied the plaintiff’s appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. The Third Circuit Court of Appeals affirmed the decision of the District Court on October 12, 2004, and the New Jersey District Court case was subsequently dismissed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 31, 2004, NeighborCare, Inc. (formerly named Genesis Health Ventures, Inc) provided pharmacy services for approximately 287,000 beds in long-term care facilities in 34 states and the District of Columbia.  Our pharmacy operations consist of 70 institutional pharmacies (five are jointly owned), 32 community-based professional retail pharmacies (two are jointly owned) and 19 on-site pharmacies which are located in customers’ facilities and serve only customers of that facility.  In addition, we operate 17 home infusion, respiratory and medical equipment distribution centers (four are jointly owned) and Tidewater Healthcare Shared Services Group, Inc. (“Tidewater”), one of the largest long-term care group purchasing organizations in the country.  Prior to December 1, 2003, the Company also operated an inpatient services business, which was then spun off as Genesis HealthCare Corporation (“GHC”).

The following discussion provides management’s analysis of our financial condition and results of operations for the quarter ended December 31, 2004 and should be read in conjunction with the consolidated financial statements and notes thereto included herein and with our annual report on Form 10-K for the fiscal year ended September 30, 2004, as amended (the “Form 10-K”).

Key strategic issues facing our pharmacy operations include industry trends and regulatory changes such as increasing pharmaceutical costs, lower Medicaid reimbursement rates, consolidation within the industry, competitive pricing pressure, and the Medicare Modernization Act (the “MMA”).  Our near-term strategies to address these exposures are to drive down service and product cost while retaining and improving customer service levels, to grow our pharmacy operations through acquisitions and organically, and to leverage our core business activities to expand into adjacent businesses.  More detail on the MMA is provided under “—Laws Affecting Revenues” below and in our Form 10-K.  We also continue to face costs and uncertainties associated with Omnicare’s pending unsolicited tender offer for all of its outstanding shares.

Certain Transactions and Events

Strategic Planning, Severance and Other Operating Items

We have incurred costs that are directly attributable to the transformation to a pharmacy-based business and certain of our short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other operating items.” A summary of these costs for the three months ended December 31, 2004 follows (in thousands):

	Accrued as of September 30, 2004	Three months Ended December 31, 2004		Accrued as of December 31, 2004
		Provision	Paid

Employee contract termination, transaction completion bonuses, severance and related costs	$2,304	$519	$456	$2,367
Strategic planning and other items	655	—	143	512
Total	$2,959	$519	$599	$2,879

Strategic planning, severance and other operating items for the three months ended December 31, 2004 relate primarily to the consolidation of our pharmacy operations.

Strategic planning, severance and other operating items for the three months ended December 31, 2003 relate primarily to legal, professional and other fees incurred to complete the spin-off of GHC of $17.4 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $8.8 million; and costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million.  Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate the Company’s commitments under GHC debt of $5.0 million and other debt-related settlements of $3.6 million.

Omnicare, Inc. Tender Offer

On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of our common stock for

$30 per share in cash. On May 25, 2004, we announced that our Board of Directors unanimously rejected the proposal. On June 3, 2004, Omnicare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of our common stock for $30 per share in cash. The tender offer formally commenced on June 4, 2004 and was originally stated to expire on July 7, 2004 but has been subsequently extended, most recently to March 4, 2005. On June 14, 2004, we announced that our Board of Directors had unanimously recommended that shareholders reject the tender offer and not tender shares pursuant to the offer. On December 23, 2004, Omnicare, Inc. nominated three directors to our eight member Board of Directors.  Further information relating to these matters can be found in our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on June 14, 2004, and in subsequent amendments we have filed with the Securities and Exchange Commission.

These events may have an adverse effect on our business and results of operations. For example, the tender offer may impact our ability to attract and retain customers, management personnel and pharmacy professionals. We will also continue to incur advisory fees and other expenses which will negatively impact our results of operations.

We have incurred various expenses as a result of the tender offer including legal, investment banking and other fees.  During the three months ended December 31, 2004, $0.8 million of takeover defense expenses were incurred, $8.2 million were paid and $10.1 million remains accrued as of December 31, 2004. We anticipate that additional takeover defense expenses will continue to be incurred through the duration of the tender offer; however, the impact of these expenses cannot be reasonably estimated.

Acquisitions

In the ordinary course of business, we make strategic acquisitions to enhance our geographical market presence and to create beneficial operating synergies through acquisitions in locations we have an existing market presence. On December 1, 2004, we completed the acquisition of Belville Pharmacy Services, Inc. (“Belville”) by purchasing certain of the assets of Belville. Also on October 1, 2004, we acquired certain assets and assumed certain liabilities of Quest Total Care, L.P. (“Quest”). The aggregate cash purchase price for these acquisitions was approximately $39.9 million. These acquisitions were accounted for under the purchase method for accounting for business combinations in accordance with SFAS No. 141 “Business Combinations.”

Results of these completed acquisitions are included in our consolidated statements of operations from the date of acquisition.  Our preliminary purchase price allocations, which were based upon fair-value estimates, is as follows (in thousands):

Accounts receivable, net	$7,067
Inventories	1,343
Property, plant and equipment	407
Goodwill	25,788
Intangible assets	5,433
Other assets	27
Total liabilities assumed	(176)
Net assets acquired through acquisitions	$39,889

We expect to complete our independent third-party valuation of Belville during the second quarter of fiscal 2005.

Discontinued Operations

On December 1, 2003, we completed the plan of disposition of GHC through a distribution of GHC common stock to our shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as previously described.

The following table sets forth the components of net income (loss) from discontinued operations for the three months ended December 31, 2003 (in thousands):

Net revenues of GHC	$250,927
Net operating income of GHC	16,450
Interest expense allocation	2,467
Income tax expense	5,548
Net income from discontinued operations	$8,435

Consolidated interest expense in periods prior to the spin-off has been allocated to discontinued operations using a basis of net assets of each of the continuing and discontinued operating segments for the three months ended December 31, 2003.

Laws Affecting Revenues

The recently enacted MMA affects the health care industry.  However, the overall impact of this new legislation on long-term care pharmacy services is not yet clear.  The MMA is more fully described in the Form 10-K, but among other things, it establishes a new federal prescription drug benefit program.  The new drug benefit increases federal Medicare resources for prescription drugs in 2006, but also ends Medicaid prescription coverage for most nursing home residents.  The MMA also authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for Medicare beneficiaries between 2004 and 2006.

Because of the recent enactment of the MMA and its broad scope, we are not in a position to fully assess its impact on our business.  CMS only announced final regulations relating to MMA on January 21, 2005, with additional administrative guidance to follow.  In addition, CMS is in the process of conducting a study on long-term care pharmacy in regards to the rule-making process.  The final regulations specifically require the new Prescription Drug Plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long term care pharmacies and to offer standard contracting terms to all long-term care pharmacies within the plans’ service areas that meet performance standards to be specified by CMS.  Thus, the final regulatory scheme will increase the opportunity for qualified long-term care pharmacies to participate as network pharmacies when the new benefit becomes effective, January 1, 2006.  However, the impact of the legislation depends upon a variety of factors, including our patient mix; additional administrative guidance to be issued by CMS; results of negotiations with Prescription Drug Plans and Medicare Advantage Plans, which are at risk under the relationship created by MMA; and evolutionary changes in the marketplace caused by MMA.  This legislation may reduce revenue and impose additional costs on the industry.  We will continue to work closely with CMS directly, as well as through the Long Term Care Pharmacy Alliance, to offer our expertise in pharmaceutical care for the elderly.

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

Although we use EBITDA as a financial measure to assess the performance of our business and our operating segments thereof, as well as the employees responsible for operating our business, the use of EBITDA is limited because it does not consider certain material costs necessary to operate our business. These costs include the cost to service our debt, the non-cash depreciation and amortization associated with our long-lived assets, the cost of our federal and state tax obligations, our share of the earnings or losses of our unconsolidated affiliates, our partners’ share of the earnings or losses of our consolidated majority-owned affiliates and the operating results of our discontinued businesses. Because EBITDA does not consider these important elements of our cost structure, a user of our financial information who relies on EBITDA as the only measure of our performance or financial condition could draw an incomplete or misleading conclusion regarding our financial performance or condition. Consequently, a user of our financial information should consider net income an important measure of our financial performance because it provides the most complete measure of such performance. EBITDA should be considered in addition to, and not as a substitute for, or superior to, the comparable GAAP financial measure or an indicator of operating performance.

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

The following table sets forth selected information about our results of continuing operations for the three month periods ended December 31, 2004 and 2003:

	Three months ended December 31,
	2004	2003

Net revenues	$392,000	$338,394
Gross profit	82,266	76,427

Income (loss) from continuing operations	9,702	(14,149)

Income from discontinued operations, net of taxes	—	8,435
Net income (loss)	$9,702	$(5,714)

Gross margin %	21.0%	22.6%

EBITDA	$29,026	$(15,034)
EBITDA %	7.4%	(4.4)%

Diluted EPS Data
Income (loss) from continuing operations	$0.22	$(0.35)
Income from discontinued operations, net of taxes	$—	$0.21
Net income available to common shareholders	$0.22	$(0.14)
Weighted average shares outstanding	44,545	40,397

The following table reconciles net income (loss) to our non-GAAP measure of EBITDA:

	Three months ended December 31,
	2004	2003

EBITDA Reconciliation

Net income (loss)	$9,702	$(5,714)
Subtract:

Income from discontinued operations, net of taxes	—	(8,435)
Add back:
Other expense	1,128	1,091
Income tax provision (benefit)	6,468	(13,874)
Interest expense, net	4,031	5,654
Depreciation and amortization expense	7,697	6,244
EBITDA	$29,026	$(15,034)

The following table reconciles our consolidating operating income by segment to our non-GAAP measure of EBITDA:

	Three months ended December 31, 2004
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$33,051	$(11,722)	$21,329
Add back:
Depreciation and amortization expense	3,663	4,034	7,697
EBITDA	$36,714	$(7,688)	$29,026

	Three months ended December 31, 2003
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$26,573	$(47,851)	$(21,278)
Add back:
Depreciation and amortization expense	3,068	3,176	6,244
EBITDA	$29,641	$(44,675)	$(15,034)

Three months ended December 31, 2004 compared to the three months ended December 31, 2003

Consolidated Overview

For the current quarter, net revenues were $392.0 million, an increase of $53.6 million, or 15.8%, over the same period in the prior year. Net revenues in the same quarter of the prior year do not include intersegment revenues from GHC of $13.0 million, which were included in the results of discontinued operations, prior to the spin-off. The growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $56.1 million, or 19.9% over the same period in the prior year.  At December 31, 2004, our institutional pharmacy segment served approximately 287,000 beds generating average revenue per bed per month of $425 compared to $410 in the same period of prior year.  The remaining increase in net revenues in the institutional pharmacy segment was due to bed growth, favorable changes in bed mix, higher patient acuity, and drug price inflation. The gain in institutional pharmacy revenue was offset by a decline in our corporate and other operating segment revenues of $2.5 million for the three months ended December 31, 2004 compared to the same period in the prior year due to the wind down of our medical supply business line during fiscal 2004.

Cost of revenues, which includes cost of service and cost of goods sold, increased by approximately $47.8 million, or 18.2%, for the current quarter to $309.7 million from $262.0 million. As a percentage of net revenues, cost of revenues was 79.0% for the current quarter compared to 77.4% for the same quarter in the prior year. Cost of service, which includes direct labor and direct expenses, declined to 13.8% of net revenues for the quarter ended December 31, 2004 compared to 14.5% in the prior year quarter due to declines in direct labor resulting from pharmacy consolidations and process improvements while direct expenses remained flat at 1.6% of revenues.  Cost of goods sold as a percentage of revenues increased to 65.3% for the three months ended December 31, 2004 compared to 62.9% for the same period in prior year and is the result of drug price inflation. The decline in gross profit as a percentage of revenues in the current quarter when compared to the same quarter of the prior year is also the result of lower Medicaid reimbursement rates, competitive pricing pressures and changes in product mix. The gross profits presented do not include gross profit on intersegment revenues from GHC prior to the spin-off of $2.7 million for the three months ended December 31, 2003. The impact of these gross profits is included in discontinued operations for the respective period.

Selling, general and administrative expenses increased $1.1 million, or 2.3%, for the current quarter to $51.9 million compared to $50.8 million in the same period of the prior year. The increase in selling, general and administrative expenses is due primarily to the vesting of restricted stock awards, increased rent expense related to our new corporate headquarters, investments in software licenses, increased bad debt expense and consulting fees incurred in connection with compliance with the Sarbanes-Oxley Act of 2002. The overall increase in selling, general and administrative expenses was offset by a year over year reduction in fees paid to GHC for shared financial services, reduced telecommunication fees due to contract renegotiations with our service provider and a reduction in salaries, wages and benefits resulting from the centralization of certain of our corporate and regional functions.  Depreciation and amortization expense for the quarter ended December 31, 2004 was approximately $7.7 million compared with $6.2 million in the quarter ended December 31, 2003.  The $1.5 million increase in depreciation and amortization expense is primarily the result of the increase of $17.1 million of net depreciable assets compared to the respective amount at December 31, 2003 as a result of capital expenditures and acquisitions.

For the quarter ended December 31, 2004, we recognized $0.5 million in strategic planning, severance and other operating items. These primarily relate to severance costs incurred as a result of our continued consolidations of smaller pharmacies.  In addition, we incurred $0.8 million related to our takeover defense, including legal, investment banking and other fees.  See “— Certain Transactions and Events.”

Interest expense, net of interest income, decreased by approximately $1.7 million for the current quarter to $4.0 million compared to $5.7 million in the same quarter of the prior year.   The decline in interest expense net of interest income is mainly due to interest expense incurred on our shared debt with GHC in the first quarter of fiscal 2004 prior to our refinancing of those borrowing arrangements that was not allocable to discontinued operations and the impact of our interest rate swap.

Other expense was $1.1 million for the current quarter and for the same quarter in the prior year. Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners’ share of the joint ventures’ operating profit.

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

Institutional pharmacy revenue increased $56.1 million, or 19.9%, to $337.9 million for the current quarter compared to $281.8 million in the same period in the prior year. Of the $56.1 million increase, $43.1 million is attributed to an increase in the number of beds served as well as favorable changes in the bed mix, higher patient acuity and drug price inflation offset by competitive pricing pressures and lower Medicaid reimbursement rates.  The remaining increase in net revenues of the institutional pharmacy segment are attributable to intersegment revenues with GHC prior to the spin-off of $13.0 million that were excluded for the three months ended December 31, 2003.

Operating income of the institutional pharmacy segment increased $6.5 million, or 24.4%, to $33.1 million in the current quarter from $26.6 million for the same period in the prior year. EBITDA of the institutional pharmacy segment increased $7.1 million, or 23.9%, to $36.7 million in the current quarter from $29.6 million for the same period in the prior year. EBITDA margin increased to 10.9% from 10.5% for the same period. The gross profit presented does not include gross profit on intersegment revenues from GHC prior to the spin-off of $2.7 million for the three months ended December 31, 2003. The impact of these gross profits is included in discontinued operations for the period.

Corporate and Other

Corporate and other consists of our community-based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization. The corporate and other category includes corporate general and administrative expenses that are not allocated to the segments for internal reporting purposes. Revenues for this segment decreased $2.5 million to $54.1 million in the current quarter from $56.6 million in the same period of the prior year due to the wind down of our medical supply business line during fiscal 2004. Operating loss for the corporate and other segment decreased $36.1 million, to a loss of $11.7 million compared to a loss of $47.9 million in the same period of the prior year. This decrease in operating loss is primarily the result of strategic planning, severance and other operating items incurred in the prior year period.

Liquidity and Capital Resources

Working Capital and Cash Flows

At December 31, 2004 we had cash and equivalents of $21.1 million, net working capital of $262.0 million and long-term debt of

$258.4 million.  Also at that date we had $17.0 million of borrowings under our revolving credit facility, leaving $77.8 million of available borrowings under the credit facility.

Our net cash used by operating activities during the three months ended December 31, 2004 aggregated $22.5 million compared to cash provided by operations of $26.9 million in the same period in the prior year. The decline in the current year is primarily due to an overall increase in accounts receivable, the timing of payments made to our primary pharmaceutical supplier, the payment of strategic planning, severance and other operating items accrued in the prior year quarter and the payment of $8.2 million of takeover defense expenses in the quarter.

Our net cash used in investing activities during the current quarter was $54.6 million. Capital expenditures were $12.7 million and are mainly attributable to expenditures related to our drug repackaging facility, investments in computer hardware and software, furniture and equipment used in operations and medical equipment rented to customers. Acquisitions of two pharmacy businesses during the current quarter resulted in net cash outflows of $39.9 million.

Our financing activities for the quarter ended December 31, 2004 resulted in a net cash inflow of $16.3 million, and is mainly attributable to our borrowings under our revolving credit facility of $17.0 million.

We currently have a $33.5 million deposit with our primary pharmaceutical wholesaler. The deposit is fully refundable to us at our request. This, combined with our contractual ability to elect 15-day payment terms with our primary pharmaceutical wholesaler, provides us the ability to use these funds as an additional resource to meet our working capital requirements, debt service and other cash needs over the next year, if needed.

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

Non-Derivative Off-Balance Sheet Arrangements

We have future obligations for debt repayments and future minimum rentals under operating leases. These obligations as of December 31, 2004 have not materially changed from those amounts previously reported in our Form 10-K.

Our debt and certain of our lease obligations require us to maintain compliance with financial and non-financial covenants, including minimum earnings before interest, taxes, depreciation, amortization and rent, limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth. Failure to meet these covenants or the occurrence of other defaults, such as non-payment, could result in the acceleration of the maturity of such obligations.   At December 31, 2004, we were in compliance with these covenants.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Such financial statement preparation requires management to make judgments and use estimates regarding significant accounting policies. We consider an accounting policy to be significant if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements for the year ended September 30, 2004, which are included in the Form 10-K.  Our significant accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management’s significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected.  Such policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.  There have been no significant changes in the application of the critical accounting policies, or in the assumptions or estimates relating thereto, since September 30, 2004.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  The statement requires that all share-based payments to employees, including stock options, to be recognized in the financial statements based on their fair values and eliminates the disclosure-only provisions permitted under SFAS 123.  SFAS 123R is effective for fiscal periods beginning after June 15, 2005 and we do not anticipate that the adoption of SFAS 123R will have a material impact on our results of operations for the current fiscal year.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes in the normal course of our business. We use interest rate swaps to hedge our interest rate exposures with the objective of offsetting gains and losses resulting from these exposures with the losses and gains on the derivative instruments used to hedge them, thereby reducing volatility of earnings or protecting fair values of liabilities.

In August 2004, we entered into an interest rate swap agreement with a notional amount of $125 million, which expires November 15, 2013, in which we receive a fixed-rate of 6.875% and pays a floating rate based on the six-month London InterBank Offered Rate (“LIBOR”) plus 1.8475% with measurement and settlement performed semiannually (4.6226% as of December 31, 2004). The swap was designated as a fair value hedge, as the critical terms of the interest rate swap and the hedged item are designed to match thereby satisfying the criteria for short-cut method of accounting as defined by SFAS No. 133, as amended. Accordingly, the swap and the underlying debt obligation are recorded on the balance sheet at their fair value, with the changes in fair value of the derivative and the related debt are recorded in the consolidated statement of operations. Based upon valuations provided by third party financial institutions, the fair value of the interest rate swap as of December 31, 2004 was approximately $15,000.

The existing swap arrangement effectively converts $125 million of our $250 million fixed-rate debt into variable-rate debt. Consequently, a 1.0% change in LIBOR would result in additional annualized interest of $1.25 million. The fair value of our remaining fixed rate debt, excluding capital leases, as of December 31, 2004 was $126.8 million.

On December 1, 2003, we entered into our new senior credit facility consisting of a $100.0 million revolving credit facility that bears interest based on variable rates. If we were to borrow the $100.0 million available under the revolving credit facility without entering into any derivative financial instruments, a 1% increase in variable rates of interest would result in additional interest expense of $1.0 million annually. There were $17.0 million in borrowings outstanding under the revolving credit facility as of December 31, 2004 as to which the variable interest rate at that date was 6.5%, leaving $77.8 million available for borrowings under the credit facility.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We conduct periodic evaluations to enhance, where necessary, our procedures and controls.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to litigation arising in the ordinary course of business. We accrue for legal proceedings when an unfavorable outcome is probable and reasonably estimable. With exception to the discussion which follows, we do not believe the results of such litigation, even if the outcome is unfavorable, would have a material adverse effect on our financial position. While the outcome of the cases discussed below could have a material effect if decided adversely, our management considers this result unlikely. See “Cautionary Statements Regarding Forward-Looking Statements.”

The following reflects developments in legal proceedings during the reporting quarter.  For information regarding other Legal Proceedings, see the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2004.

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

On or about February 11, 2002, the plaintiff appealed the Bankruptcy Court’s granting of summary judgment to the United States District Court in Delaware and sought an injunction preventing the distribution of assets according to the plan of reorganization. The injunction was subsequently denied by the United States District Court for several reasons, including that the plaintiff was unlikely to succeed on the merits. When the injunction was denied by the United States District Court, the assets previously reserved for the plaintiff’s claim were distributed in accordance with the plan of reorganization. On March 27, 2003, the United States District Court denied the plaintiff’s appeal and upheld the summary judgment decision rendered by the United States Bankruptcy Court. The Third Circuit Court of Appeals affirmed the decision of the District Court on October 12, 2004, and the New Jersey District Court case was subsequently dismissed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3.  Defaults Upon Senior Securities—None

Item 4.  Submission of Matters to a Vote of Security Holders—None

Item 5.  Other Information—None

Item 6.  Exhibits

Exhibits

31.1	Certification of John J. Arlotta, Chairman, President and Chief Executive Officer of the Company, dated February 8, 2005, pursuant to Securities Exchange Act Rule 13a – 14(a).
31.2	Certification of Richard W. Hunt, Chief Financial Officer of the Company, dated February 8, 2005 pursuant to Securities Exchange Act Rule 13a – 14(a).
32.1

Certification of John J. Arlotta, Chairman, President and Chief Executive Officer, and Richard W. Hunt, Chief Financial Officer, of the Company dated February 8, 2005 pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeighborCare, Inc.
Date: February 8, 2005
/s/ RICHARD W. HUNT
Richard W. Hunt
Chief Financial Officer
Date: February 8, 2005
/s/ JOHN J. ARLOTTA
John J. Arlotta
Chairman, President and Chief Executive Officer