Form 10-Q
period 2005-03-31
NEIGHBORCARE INC
filed 2005-05-09
CIK 874265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

YES  ☒   NO  ☐

As of May 5, 2005, 44,132,566 shares of the registrant’s common stock were outstanding and 259,360 shares are to be issued in connection with the registrant’s joint plan of reorganization confirmed by the Bankruptcy Court on September 20, 2001.

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31, 2005	September 30, 2004

ASSETS
Current assets
Cash and cash equivalents	$27,316	$81,923
Accounts receivable, net of allowance of $18,174 and $13,608, respectively	265,557	230,903
Inventories	69,779	64,111
Prepaid expenses and other current assets	43,906	40,046
Total current assets	406,558	416,983
Property, plant and equipment, net of accumulated depreciation of $74,659 and $61,904, respectively	95,600	84,215
Other long-term assets	21,343	19,353
Identifiable intangible assets, net	16,824	12,737
Goodwill	347,097	316,120
Total assets	$887,422	$849,408

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$9,035	$4,263
Accounts payable and accrued expenses	119,604	116,965
Income taxes payable	14,878	4,747
Total current liabilities	143,517	125,975
Long-term debt excluding current portion	255,648	258,008
Deferred income taxes	62,607	62,607
Other long-term liabilities	10,442	8,158
Total liabilities	472,214	454,748
Minority interest	7,893	7,880
SHAREHOLDERS’ EQUITY	407,315	386,780
Total liabilities and shareholders’ equity	$887,422	$849,408

See accompanying notes to unaudited condensed consolidated financial statements.

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except per share amounts)

	Three Months Ended March 31,
	2005	2004

Net revenues	$404,706	$356,646
Cost of revenues	321,329	282,285
Gross profit	83,377	74,361
Selling, general and administrative	60,518	51,599
Strategic planning, severance and other operating items	(64)	2,037
Takeover defense expenses	785	—
Operating income	22,138	20,725
Interest expense, net	4,498	4,553
Other expense	1,173	1,225
Income before income tax provision	16,467	14,947
Income tax provision	6,782	6,731
Net income	$9,685	$8,216

Per common share data
Basic
Net income	$0.22	$0.19
Weighted average shares outstanding	43,838	43,640
Diluted
Net income	$0.22	$0.19
Weighted average shares outstanding	44,688	43,957

See accompanying notes to unaudited condensed consolidated financial statements.

NEIGHBORCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands except per share amounts)

	Six Months Ended March 31,
	2005	2004

Net revenues	$796,706	$695,040
Cost of revenues	631,063	544,256
Gross profit	165,643	150,784
Selling, general and administrative	120,164	108,635
Strategic planning, severance and other operating items	455	42,701
Takeover defense expenses	1,557	—
Operating income (loss)	43,467	(552)
Interest expense, net	8,529	10,207
Other expense	2,301	2,317
Income (loss) before income tax provision (benefit)	32,637	(13,076)
Income tax provision (benefit)	13,250	(7,143)
Income (loss) from continuing operations	19,387	(5,933)
Income from discontinued operations, net of taxes	—	8,435
Net income	$19,387	$2,502

Per common share data
Basic
Income (loss) from continuing operations	$0.44	$(0.14)
Income from discontinued operations	$—	$0.20
Net income	$0.44	$0.06
Weighted average shares outstanding	43,823	42,010
Diluted
Income (loss) from continuing operations	$0.43	$(0.14)
Income from discontinued operations	$—	$0.20
Net income	$0.43	$0.06
Weighted average shares outstanding	44,649	42,010

See accompanying notes to unaudited condensed consolidated financial statements.

NEIGHBORCARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended March 31,
	2005	2004

Cash flows from operating activities
Net income	$19,387	$2,502
Net charges included in operations not requiring funds	28,159	26,412
Changes in operating assets and liabilities, excluding the impact of business acquisitions
Change in accounts receivable, net	(34,504)	(39,986)
Change in accounts payable and accrued expenses	10,475	79,671
Other, net	(8,330)	(33,384)
Net cash provided by operating activities	15,187	35,215
Cash flows from investing activities
Capital expenditures	(23,133)	(16,545)
Pharmacy business acquisitions, net of cash acquired	(46,900)	(3,969)
Other, net	(2,004)	(33,432)
Net cash used by investing activities	(72,037)	(53,946)
Cash flows from financing activities
Repayment of long-term debt	(2,399)	(556,285)
Net borrowings against revolving credit facility	4,000	—
Proceeds from issuance of long-term debt, net of debt issuance costs	—	465,804
Distributions of cash to GHC	—	(63,154)
Funds received from GHC for debt financing	—	135,885
Other	642	(4,907)
Net cash provided (used) by financing activities	2,243	(22,657)
Net decrease in cash and cash equivalents	$(54,607)	$(41,388)
Cash and cash equivalents at beginning of period	81,923	132,726
Cash and cash equivalents at end of period	$27,316	$91,338

Non-cash investing and financing activities
Distribution of net assets to GHC	—	$(662,419)
Conversion of preferred stock to common stock	—	(46,831)

See accompanying notes to unaudited condensed consolidated financial statements.

NeighborCare, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      Background and Basis of Presentation

NeighborCare, Inc. (NeighborCare or the Company), formerly named Genesis Health Ventures, Inc., provides pharmacy services nationwide through its NeighborCare® integrated pharmacy operation that serves approximately 289,000 institutional beds in long-term care settings.  NeighborCare also operates 32 community-based retail pharmacies and a group purchasing organization.  Prior to December 1, 2003, the Company also operated an inpatient services business, which was then spun-off as Genesis HealthCare Corporation (GHC).  For additional information, see the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2004 (Form 10-K).

The accompanying condensed consolidated financial statements are unaudited and have been prepared on a basis that is substantially consistent with the accounting principles applied in the Form 10-K.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Form 10-K.

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

Stock Based Compensation

As permitted by the Financial Accounting Standards Board (FASB) SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), the Company applies the intrinsic value method as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option and restricted stock plans. Had the Company determined compensation cost of outstanding stock options based on the fair value at the grant date consistent with the provisions of SFAS 123 “Accounting for Stock Based Compensation,” the Company’s net income would have been changed to the pro forma amounts indicated below (in thousands):

	Three months ended		Six months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Net income—as reported	$9,685	$8,216	$19,387	$2,502
Add stock-based compensation expense included in net income as reported, net of tax effect	677	147	1,279	262
Deduct stock-based compensation expense determined under the fair-value-based method for all awards, net of tax effect	(1,096)	(842)	(2,121)	(6,162)
Net income (loss)—pro forma	$9,266	7,521	$18,545	(3,398)

Earnings (loss) per share:
Basic—as reported	$0.22	$0.19	$0.44	$0.06
Basic—pro forma	$0.21	$0.17	$0.42	$(0.08)
Diluted—as reported	$0.22	$0.19	$0.43	$0.06
Diluted—pro forma	$0.21	$0.17	$0.42	$(0.08)

There were no stock options granted during the six months ended March 31, 2005.  The fair value of stock options granted during the three and six months ended March 31, 2004 was estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Volatility	35%
Expected life (in years)	5.0
Rate of return	2.2%
Dividend yield	0%

On December 16, 2004, the FASB issued Statement No. 123R, “Share Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123R requires that all share-based payments to employees, including stock options, be recognized in the financial statements based on their fair values on the date of grant and eliminates the disclosure-only provisions permitted under SFAS 148.  SFAS 123R was to be effective for fiscal periods beginning after June 15, 2005.  However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until October 1, 2005 for the Company.  The Company does not expect that the adoption of SFAS 123R will have a significant adverse effect on its results of operations.

3.                                      Acquisitions

In the ordinary course of business, the Company makes strategic acquisitions to enhance its geographical market presence and to create beneficial operating synergies through acquisitions in locations that it has an existing market presence. On January 1, 2005, the Company purchased all of the assets of UniScripts, LTC.  On December 1, 2004, the Company completed the acquisition of Belville Pharmacy Services, Inc. (Belville) by purchasing certain of the assets of Belville. As of October 1, 2004, the Company acquired certain of the assets and assumed certain liabilities of Quest Total Care, L.P. These acquisitions were accounted for under the purchase method of accounting for business combinations in accordance with SFAS No. 141 “Business Combinations.”

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

Accounts receivable, net	$8,185
Inventories	1,628
Property, plant and equipment	642
Goodwill	29,945
Identifiable intangible assets	6,649
Other assets	27
Total liabilities assumed	(176)
Net assets acquired through acquisitions	$46,900

The Company expects to complete its independent third-party valuation of Belville during the third quarter of fiscal 2005.

4.                                      Discontinued Operations

Effective December 1, 2003, NeighborCare completed its plan of disposition for GHC through a distribution of GHC common stock to NeighborCare’s shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as described in Note 1. Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), discontinued businesses, including assets held for sale or distributed to shareholders, are removed from the results of continuing operations.  Consolidated interest expense in periods prior to the spin-off has been allocated to discontinued operations using a basis of net assets of each of the continuing and discontinued operating segments for the six months ended March 31, 2004.

The following table sets forth the components of income from discontinued operations for the six months ended March 31, 2004 related to the operations of GHC for periods prior to the spin off (in thousands):

Net revenues of GHC	$250,927
Net operating income of GHC	16,450
Interest expense allocation	2,467
Income tax expense	5,548
Income from discontinued operations, net of taxes	$8,435

5.                                      Certain Significant Transactions and Events

Strategic Planning, Severance and Other Operating Items

NeighborCare has incurred costs that are directly attributable to the Company’s transforming to a pharmacy-based business and certain of its short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other operating items.” A summary of these costs for the six months ended March 31, 2005 follows (in thousands):

	Accrued as of September 30, 2004	Six months Ended March 31, 2005		Accrued as of March 31, 2005

		Provision	Paid

Employee contract termination, transaction completion bonuses, severance and related costs	$2,304	$455	$1,009	$1,750
Strategic planning and other items	655	—	195	460
Total	$2,959	$455	$1,204	$2,210

Strategic planning, severance and other operating items for the six months ended March 31, 2005 are primarily attributable to the consolidation of pharmacy operations.  For the three months ended March 31, 2005, the Company recognized a $64,000 reduction in total strategic planning, severance and other operating items resulting from the adjustment of prior periods’ accruals.

Strategic planning, severance and other operating items for the six months ended March 31, 2004 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $17.5 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $9.0 million; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and severance and related costs incurred pursuant to our corporate and regional consolidation in the second quarter of fiscal 2004 of $1.7 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate our commitments under GHC debt of $5.0 million and other related debt settlements of $3.6 million.

Takeover Defense Expenses

On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of NeighborCare, Inc. common stock for $30 per share in cash. On May 25, 2004, NeighborCare announced that its Board of Directors unanimously rejected the proposal. On June 3, 2004, Omnicare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of NeighborCare, Inc. common stock for $30 per share in cash. The tender offer formally commenced on June 4, 2004 and was originally stated to expire on July 7, 2004 but has been subsequently extended on several occasions, most recently to June 3, 2005. In any event, Omnicare, Inc. has announced an agreement with the Federal Trade Commission that it will not close any transaction to acquire NeighborCare prior to 12:01 a.m. on June 16, 2005.  On June 14, 2004, NeighborCare, Inc. announced that the Board of Directors had unanimously recommended that shareholders reject the tender offer and not tender shares pursuant to the offer. On December 23, 2004, Omnicare, Inc. nominated three directors to the Company’s eight member Board of Directors.  Further information relating to the tender offer, including the Board’s recommendation and reasons therefore, can be found in the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on June 14, 2004, and in subsequent amendments filed with Securities and Exchange Commission.

The Company has incurred various expenses as a result of the tender offer including legal, investment banking and other fees.  During the three and six months ended March 31, 2005, $0.8 million and $1.6 million, respectively, of takeover defense expenses were incurred. The Company anticipates that additional takeover defense expenses will continue to be incurred through the duration of the tender offer; however, the impact of these expenses cannot be reasonably estimated.

6.                                      Certain Significant Risks, Uncertainties and Business Concentrations

At March 31, 2005, the Company had contracts to provide services to approximately 289,000 residents in long-term care facilities in 34 states and the District of Columbia. Many of these contracts, as is typical in the industry, are for a period of one year but can be terminated by either party for any reason upon thirty to sixty days written notice.

For the three months ended March 31, 2005 and 2004, net revenues from GHC were 11% and 12%, respectively of consolidated net revenues.  Net revenues from HCR Manor Care, Inc. (Manor Care) in the both of the three months ended March 31, 2005 and 2004 were 10% of consolidated net revenues. For the six months ended March 31, 2005 and 2004, net revenues from GHC were 11% of total consolidated net revenues.  Net revenues from Manor Care in the six months ended March 31, 2005 and 2004 were 10% of consolidated net revenues.  No other individual customer or market group represented more than 5% of the Company’s consolidated net revenues.

The Company currently has a $34.3 million deposit with its primary pharmaceutical wholesaler. The deposit is fully refundable at the request of the Company.

7.                                      Long-Term Debt

Long-term debt as of March 31, 2005 and September 30, 2004 consists of the following (in thousands):

	March 31, 2005	September 30, 2004

Senior Subordinated Notes due 2013	$250,000	$250,000
Borrowings under revolving credit facility	4,000	—
Capital lease obligations and other debt, inclusive of fair market value adjustments	10,683	12,271
Total debt	264,683	262,271
Less:
Current portion of long-term debt	(9,035)	(4,263)
Long-term debt	$255,648	$258,008

In order to effectively convert $125 million of its $250 million fixed-rate debt into variable-rate debt, the Company entered into an interest rate swap agreement with a notional amount of $125 million, which expires November 15, 2013, in which the Company receives a fixed-rate of 6.875% and pays a floating rate based on the six-month London InterBank Offered Rate (LIBOR) plus 1.8475% with measurement and settlement performed semiannually. The swap is designated as a fair value hedge, as the critical terms of the interest rate swap and the hedged item are designed to match thereby satisfying the criteria for short-cut method of accounting as defined by SFAS No. 133, as amended. Accordingly, the swap and the underlying debt obligation are recorded on the balance sheet at their fair value, with the changes in fair value of the derivative and the related debt being recorded in the consolidated statement of operations. Based upon valuations provided by third party financial institutions, the fair values of the interest rate swap were $(2.4) million as of March 31, 2005 and $0.3 million as of September 30, 2004.  The fair value of the hedged portion of the debt is recorded as a reduction to the carrying value of the Senior Subordinated Notes due 2013 included in capital lease obligations and other debt, inclusive of fair market value adjustments.  A corresponding liability is recorded in other long-term liabilities at March 31,

2005 to reflect the fair market value of the interest rate swap derivative instrument.  At September 30, 2004, the fair value of the hedged debt was recorded as an increase to the carrying value of the Senior Subordinated Notes due 2013 being hedged through capital lease obligations and other debt, inclusive of fair market value adjustments.  A corresponding asset was recorded in other long-term assets at September 30, 2004 reflecting the fair market value of the interest rate swap at that date.  The fair value of the 6.875% Senior Subordinated Notes due 2013 on March 31, 2005 and September 30, 2004 was $264.4 million and $250.8 million, respectively, and was determined using quoted market rates on those dates.

During the six months ended March 31, 2004, the Company repaid substantially all of its existing long-term debt using the proceeds of the Company’s $250 million senior subordinated notes offering and GHC’s $225 million senior subordinated notes offering.

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

Condensed Consolidating Balance Sheets

March 31, 2005

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$166,301	$225,778	$18,447	$(144,969)	$265,557
Other current assets	48,121	71,145	21,735	—	141,001
Property, plant and equipment, net	19,388	69,227	6,985	—	95,600
Investment in subsidiaries	24,783	1,556	—	(23,697)	2,642
Goodwill	287,789	56,017	3,291	—	347,097
Other long-term assets	24,208	11,282	35	—	35,525
	$570,590	$435,005	$50,493	$(168,666)	$887,422

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$92,366	$171,746	$15,339	$(144,969)	$134,482
Current portion of long-term debt	8,543	—	492	—	9,035
Long-term debt less current portion	252,195	228	3,225	—	255,648
Other non-current liabilities	80,942	—	—	—	80,942
Shareholders’ equity	136,544	263,031	31,437	(23,697)	407,315
	$570,590	$435,005	$50,493	$(168,666)	$887,422

Condensed Consolidating Balance Sheets

September 30, 2004

(in thousands)

	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Accounts receivable, net	$146,197	$195,364	$18,365	$(129,023)	$230,903
Other current assets	108,879	63,787	13,414	—	186,080
Property, plant and equipment, net	18,685	58,069	7,461	—	84,215
Investment in subsidiaries	20,209	1,381	—	(21,034)	556
Goodwill	287,142	26,720	2,258	—	316,120
Other long-term assets	25,795	5,676	63	—	31,534
	$606,907	$350,997	$41,561	$(150,057)	$849,408

Liabilities and Shareholders’ Equity
Accounts payable and accrued expenses	$82,876	$155,346	$12,513	$(129,023)	$121,712
Current portion of long-term debt	4,263	—	—	—	4,263
Long-term debt less current portion	256,240	254	1,514	—	258,008
Other non-current liabilities	78,645	—	—	—	78,645
Shareholders’ equity	184,883	195,397	27,534	(21,034)	386,780
	$606,907	$350,997	$41,561	$(150,057)	$849,408

Condensed Consolidating Statements of Operations

Three months ended

March 31, 2005

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$—	$366,874	$37,832	$404,706
Cost of revenues	—	293,490	27,839	321,329
Gross profit	—	73,384	9,993	83,377
Operating expenses	14,967	40,934	5,338	61,239
Interest expense (income), net	3,991	445	62	4,498
Other expense (income)	1,370	(197)	—	1,173
Income (loss) before income tax provision	(20,328)	32,202	4,593	16,467
Income tax provision	6,782	—	—	6,782
Net income (loss)	$(27,110)	$32,202	$4,593	$9,685

Condensed Consolidating Statements of Operations

Three months ended

March 31, 2004

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$—	$318,715	$37,931	$356,646
Cost of revenues	—	254,730	27,555	282,285
Gross profit	—	63,985	10,376	74,361
Operating expenses	12,945	35,244	5,447	53,636
Interest expense (income), net	4,383	121	49	4,553
Other expense (income)	1,410	(185)	—	1,225
Income (loss) before income tax provision (benefit)	(18,738)	28,805	4,880	14,947
Income tax provision (benefit)	6,731	—	—	6,731
Net income (loss)	$(25,469)	$28,805	$4,880	$8,216

Condensed Consolidating Statements of Operations

Six months ended

March 31, 2005

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$—	$720,437	$76,269	$796,706
Cost of revenues	—	575,079	55,984	631,063
Gross profit	—	145,358	20,285	165,643
Operating expenses	30,680	80,758	10,738	122,176
Interest expense (income), net	7,760	641	128	8,529
Other expense (income)	2,691	(390)	—	2,301
Income (loss) before income tax provision	(41,131)	64,349	9,419	32,637
Income tax provision	13,250	—	—	13,250
Net income (loss)	$(54,381)	$64,349	$9,419	$19,387

Condensed Consolidating Statements of Operations

Six months ended

March 31, 2004

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated
Net revenues	$—	$619,864	$75,176	$695,040
Cost of revenues	—	489,582	54,674	544,256
Gross profit	—	130,282	20,502	150,784
Operating expenses	67,390	72,916	11,030	151,336
Interest expense (income), net	9,929	171	107	10,207
Other expense (income)	2,665	(348)	—	2,317
Income (loss) before income tax provision (benefit)	(79,984)	57,543	9,365	(13,076)
Income tax provision (benefit)	(7,145)	2	—	(7,143)
Income (loss) from continuing operations	(72,839)	57,541	9,365	(5,933)
Income from discontinued operations	8,435	—	—	8,435
Net income (loss)	$(64,404)	$57,541	$9,365	$2,502

Condensed Consolidating Statements of Cash Flows

Six months ended

March 31, 2005

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Cash flow from operating activities	$(60,976)	$62,823	$13,340	$15,187
Cash flow from investing activities	(52,500)	(18,604)	(933)	(72,037)
Cash flow from financing activities	2,465	(83)	(139)	2,243

Condensed Consolidating Statements of Cash Flows

Six months ended

March 31, 2004

(in thousands)

	Parent	Guarantors	Non- Guarantors	Consolidated

Cash flow from operating activities	$(17,567)	$29,164	$23,618	$35,215
Cash flow from investing activities	(11,704)	(8,810)	(33,432)	(53,946)
Cash flow from financing activities	(32,002)	(70)	9,415	(22,657)

9.                                      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three months ended		Six months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Earnings:
Basic and diluted calculation:
Income (loss) from continuing operations	$9,685	$8,216	$19,387	$(5,933)
Income from discontinued operations	—	—	—	8,435
Net income	$9,685	$8,216	$19,387	$2,502

Shares:
Weighted average shares outstanding — basic	43,838	43,640	43,823	42,010
Dilutive effect of stock options and restricted stock	850	317	826	—
Weighted average shares outstanding — diluted	44,688	43,957	44,649	42,010

Per common share data:
Basic:
Income from continuing operations	$0.22	$0.19	$0.44	$(0.14)
Income from discontinued operations	—	—	—	$0.20
Net income	$0.22	$0.19	$0.44	$0.06
Diluted:
Income (loss) from continuing operations	$0.22	$0.19	$0.43	$(0.14)
Income from discontinued operations	—	—	—	$0.20
Net income	$0.22	$0.19	$0.43	$0.06

Basic earnings per share is calculated by dividing earnings (numerator) by the weighted average number of shares of common stock outstanding during the respective reporting period (denominator). Included in the calculation of basic weighted average shares for the current quarter are approximately 259,000 shares to be issued in connection with the joint plan of reorganization confirmed by the bankruptcy court.

Diluted earnings per share is calculated in a manner consistent with basic earnings per share except, where applicable, the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and vesting of restricted stock awards. For the six months ended March 31, 2004, the Company reported a net loss from continuing operations for the period, thus the impact of including the effect of unexercised stock options would be anti-dilutive.

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

	Institutional Pharmacy	Corporate and Other	Consolidated
		(in thousands)

Three months ended March 31, 2005
Net revenues	$350,344	$54,362	$404,706
Gross profit	67,206	16,171	83,377
Operating income (loss)	33,344	(11,206)	22,138
Three months ended March 31, 2004
Net revenues	$303,256	$53,390	$356,646
Gross profit	57,704	16,657	74,361
Operating income (loss)	28,521	(7,796)	20,725
Six months ended March 31, 2005
Net revenues	$688,176	108,530	$796,706
Gross profit	132,705	32,938	165,643
Operating income (loss)	66,394	(22,927)	43,467
Six months ended March 31, 2004
Net revenues	$585,047	$109,993	$695,040
Gross profit	115,818	34,966	150,784
Operating income (loss)	55,094	(55,646)	(552)
Total assets as of
March 31, 2005	$282,235	$605,187	$887,422
September 30, 2004	217,969	631,439	849,408

11.                               Income Taxes

The Company’s provision (benefit) for income taxes from continuing operations for the three months ended March 31, 2005 and 2004 was $6.8 million and $6.7 million, respectively, and was $13.3 million and $(7.1) million for the six months ended March 31, 2005 and 2004, respectively.  The income tax benefit generated from the utilization of certain NOL carryforwards will be applied first as a reduction to goodwill and, thereafter, as a direct addition to paid in capital, pursuant to Statement of Position (SOP) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” at such time as it is assured.

12.                               Restricted Stock

On June 15, 2004, the Company’s shareholders approved the 2004 Performance Incentive Plan (the Plan).  The aggregate number of shares that may be issued under the Plan is 5,000,000.  As of March 31, 2005, 441,296 shares of restricted stock have been issued to NeighborCare employees under the Plan, of which 156,830 are fully vested and 57,825 have been surrendered to fulfill employee income tax obligations resulting from the grants.  These restricted stock grants were issued out of the treasury shares held as of the respective grant dates.  Restrictions on grants to employees typically vest ratably over three years from the date of grant such that the employee cannot sell or trade the restricted stock until it becomes vested.  In addition, as of March 31, 2005, 46,921 shares of restricted stock have been issued to members of the Company’s board of directors.  Restricted shares issued to current board members are restricted such that the holder cannot sell or trade the stock unless the seller’s holdings in NeighborCare stock exceed $285,000 after the sale or trade occurs.  The restrictions immediately lapse upon the holder’s termination of board membership.

13.                               Changes in Shareholders’ Equity and Other Comprehensive Income

The rollforward of shareholders’ equity is as follows (in thousands):

Balance at September 30, 2004	$386,780
Stock option exercises and stock-based compensation	1,148
Net income	19,387
Balance at March 31, 2005	$407,315

As of March 31, 2005 and September 30, 2004, the Company’s comprehensive income was equal to net income.

For the six month’s ended March 31, 2004, the Company recognized $4.4 million in other comprehensive income as a result of the termination of an interest rate swap as a result of the spin-off of GHC.  Additionally, $1.1 million of other comprehensive loss was distributed to GHC in the spin-off.  For further information regarding the spin-off and distribution of net assets to GHC, refer to the Form 10-K.

14.                               Commitments and Contingencies

Financial Commitments

Requests for providing commitments to extend financial guarantees and extend credit are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the need for any provisions for possible credit and guarantee losses.

As of March 31, 2005, the Company had extended letters of credit of $5.2 million. The outstanding letters of credit reduce the Company’s $96.0 million borrowing availability under its $100.0 million revolving credit facility to $90.8 million.

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

The following reflects developments in legal proceedings during the reporting quarter.  For information regarding other Legal Proceedings, see the Form 10-K and the Company’s Form 10-Q for the quarter ended December 31, 2004.

Haskell et al v. Goldman Sachs & Co. et al.

This action was brought January 27, 2004 in the Supreme Court of New York, County of New York, by 275 former investors who collectively held over $205 million in subordinated debentures prior to the filing of the Company’s Chapter 11 bankruptcy petition in 2000.  The case was subsequently removed to federal court and then to the U.S.  Bankruptcy Court for the District of Delaware.  The plaintiffs allege fraud and grossly negligent misrepresentation by the defendants in connection with the Bankruptcy Court’s approval of the Company’s plan of reorganization confirmed by the Bankruptcy Court in 2001, canceling the subordinated debentures.  The defendants, in addition to NeighborCare, Inc., are Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V.  Hager, Jr., the Company’s chief financial officer during the period in question.  The plaintiffs seek to recover $200 million plus interest costs and fees.  The defendants made a motion to dismiss, which has been granted by the U.S. Bankruptcy Court.  Meanwhile, Mellon Bank N.A. filed a cross claim for indemnification against the Company.  NeighborCare filed a motion to dismiss this claim and Mellon filed a motion for summary judgment.  The court ruled that the Company will be obligated to reimburse Mellon’s losses in the case, except for those resulting from Mellon’s gross negligence or willful misconduct.  The Company will not be required to indemnify Mellon until the court’s judgment becomes final.

15.                               Subsequent Event

On May 4, 2005, the Company signed a definitive agreement to acquire Primecare Pharmacy in Los Angeles, CA.  The acquisition is expected to close during the third quarter of fiscal 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 31, 2005, NeighborCare, Inc. (formerly named Genesis Health Ventures, Inc) provided pharmacy services for approximately 289,000 beds in long-term care facilities in 34 states and the District of Columbia.  Our pharmacy operations consist of 70 institutional pharmacies (five are jointly owned), 32 community-based professional retail pharmacies (two are jointly owned) and 20 on-site pharmacies which are located in customers’ facilities and serve only customers of that facility.  In addition, we operate 16 home infusion, respiratory and medical equipment distribution centers (three are jointly owned) and Tidewater Healthcare Shared Services Group, Inc. (“Tidewater”), one of the largest long-term care group purchasing organizations in the country.  Prior to December 1, 2003, the Company also operated an inpatient services business, which was then spun off as Genesis HealthCare Corporation (“GHC”).

The following discussion provides management’s analysis of our financial condition and results of operations for the quarter and year-to-date period ended March 31, 2005 and should be read in conjunction with the consolidated financial statements and notes thereto included herein and with our annual report on Form 10-K for the fiscal year ended September 30, 2004, as amended (the “Form 10-K”).

Key strategic issues facing our pharmacy operations include industry trends and regulatory changes such as increasing pharmaceutical costs, lower Medicaid reimbursement rates, consolidation within the industry, competitive pricing pressure, and the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”).  Our near-term strategies to address these exposures are to drive down service and product cost while retaining and improving customer service levels, to grow our pharmacy operations through acquisitions and organically, and to implement programs to become a leading long-term care pharmacy provider for MMA Part D enrollees in 2006.  More detail on the MMA is provided under “—Laws Affecting Revenues” below and in our Form 10-K.  We also continue to face costs and uncertainties associated with Omnicare’s pending unsolicited tender offer for all of its outstanding shares.

Certain Transactions and Events

Omnicare, Inc. Tender Offer

On May 24, 2004, Omnicare, Inc. announced its intention to purchase all of the outstanding shares of our common stock for $30 per share in cash. On May 25, 2004, we announced that our Board of Directors unanimously rejected the proposal. On June 3, 2004, Omnicare, Inc. announced its intention to commence a tender offer to purchase all of the outstanding shares of our common stock for $30 per share in cash. The tender offer formally commenced on June 4, 2004 and was originally stated to expire on July 7, 2004 but has been subsequently extended, most recently to June 3, 2005.  In any event, Omnicare, Inc. has announced an agreement with the Federal Trade Commission that it will not close any transaction to acquire us prior to 12:01 a.m. on June 16, 2005.  On June 14, 2004, we announced that our Board of Directors had unanimously recommended that shareholders reject the tender offer and not tender shares pursuant to the offer. On December 23, 2004, Omnicare, Inc. nominated three directors to our eight member Board of Directors.  Further information relating to these matters can be found in our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on June 14, 2004, and in subsequent amendments we have filed with the Securities and Exchange Commission.

These events have had an adverse effect on our business and results of operations. The tender offer will continue to impact our ability to attract and retain customers, management personnel and pharmacy professionals. We will also continue to incur advisory fees and other expenses which will negatively impact our results of operations.

We have incurred various expenses as a result of the tender offer including legal, investment banking and other fees.  During the three and six months ended March 31, 2005, $0.8 million and $1.6 million, respectively, of takeover defense expenses were incurred.  We anticipate that additional takeover defense expenses will continue to be incurred through the duration of the tender offer; however, the impact of these expenses cannot be reasonably estimated.

Strategic Planning, Severance and Other Operating Items

We have incurred costs that are directly attributable to the transformation to a pharmacy-based business and certain of our short-term strategic objectives. These costs are segregated in the unaudited condensed consolidated statements of operations as “Strategic planning, severance and other operating items.” A summary of these costs for the six months ended March 31, 2005 follows (in thousands):

	Accrued as of September 30, 2004	Six months Ended March 31, 2005		Accrued as of March 31, 2005
		Provision	Paid

Employee contract termination, transaction completion bonuses, severance and related costs	$2,304	$455	$1,009	$1,750
Strategic planning and other items	655	—	195	460
Total	$2,959	$455	$1,204	$2,210

Strategic planning, severance and other operating items for the six months ended March 31, 2005 relate primarily to the consolidation of our pharmacy operations.  For the three months ended March 31, 2005, we recognized a $64,000 reduction in total strategic planning, severance and other operating items resulting from the adjustment of prior periods’ accruals.

Strategic planning, severance and other operating items for the six months ended March 31, 2004 relate primarily to legal, professional and other fees incurred to complete the spin-off transaction of $17.5 million; costs incurred pursuant to the termination provisions of employment contracts and transaction completion bonuses with NeighborCare and GHC executives of $9.0 million; costs incurred to extinguish long-term debt and related obligations in connection with the spin-off of $14.5 million; and severance and related costs incurred pursuant to our corporate and regional consolidation in the second quarter of fiscal 2004 of $1.7 million. Debt extinguishment costs represent the write-off of unamortized deferred financing costs of $5.9 million, consent fees required to eliminate our commitments under GHC debt of $5.0 million and other debt-related settlements of $3.6 million.

Acquisitions

In the ordinary course of business, we make strategic acquisitions to enhance our geographical market presence and to create beneficial operating synergies through acquisitions in locations we have an existing market presence. On January 1, 2005 we acquired all of the assets of UniScripts LTC.  On December 1, 2004, we completed the acquisition of Belville Pharmacy Services, Inc. (“Belville”) by purchasing certain of the assets of Belville. As of October 1, 2004, we acquired certain assets and assumed certain liabilities of Quest Total Care, L.P. These acquisitions were accounted for under the purchase method for accounting for business combinations in accordance with SFAS No. 141 “Business Combinations.”

Results of these completed acquisitions are included in our consolidated statements of operations from the date of acquisition.  Our preliminary purchase price allocations, which were based upon fair-value estimates, are as follows (in thousands):

Accounts receivable, net	$8,185
Inventories	1,628
Property, plant and equipment	642
Goodwill	29,945
Identifiable intangible assets	6,649
Other assets	27
Total liabilities assumed	(176)
Net assets acquired through acquisitions	$46,900

We expect to complete our independent third-party valuation of Belville during the third quarter of fiscal 2005.

Discontinued Operations

On December 1, 2003, we completed the plan of disposition of GHC through a distribution of GHC common stock to our shareholders of record as of October 15, 2003 in the form of a tax-free spin-off as previously described.

The following table sets forth the components of net income from discontinued operations for the six months ended March 31, 2004 related to the operations of GHC for periods prior to the spin off (in thousands):

Net revenues of GHC	$250,927
Net operating income of GHC	16,450
Interest expense allocation	2,467
Income tax expense	5,548
Net income from discontinued operations	$8,435

Consolidated interest expense in periods prior to the spin-off has been allocated to discontinued operations using a basis of net assets of each of the continuing and discontinued operating segments for the six months ended March 31,2004.

Laws Affecting Revenues

The recently enacted MMA affects the health care industry.  However, the overall impact of this new legislation on long-term care pharmacy services is not yet clear.  The MMA is more fully described in the Form 10-K, but among other things, it establishes a new federal prescription drug benefit program.  The new drug benefit increases federal Medicare resources for prescription drugs beginning in 2006, but also ends Medicaid prescription coverage for most nursing home residents at the same time.  The MMA also authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for Medicare beneficiaries between 2004 and 2006.

Because of the recent enactment of the MMA and its broad scope, we are not in a position to fully assess its impact on our business.  CMS only announced final regulations relating to MMA on January 21, 2005, with additional administrative guidance to follow.  In addition, CMS is in the process of conducting a study on long-term care pharmacy in regards to the rule-making process.  The final regulations specifically require the new Prescription Drug Plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long term care pharmacies and to offer standard contracting terms to all long-term care pharmacies within the plans’ service areas that meet performance standards to be specified by CMS.  Thus, the final regulatory scheme will increase the opportunity for qualified long-term care pharmacies to participate as network pharmacies when the new benefit becomes effective, January 1, 2006.  On March 16, 2005, CMS issued regulatory guidance to assist Prescription Drug Plans in formulating policies to implement CMS’ requirements regarding long-term care pharmacies.  However, the impact of the legislation depends upon a variety of factors, including our patient mix; additional administrative guidance to be issued by CMS; results of negotiations with Prescription Drug Plans and Medicare Advantage Plans, which are at risk under the relationship created by MMA; and evolutionary changes in the marketplace caused by MMA.  This legislation may reduce revenue and impose additional costs on the industry.  We will continue to work closely with CMS directly, as well as through the Long Term Care Pharmacy Alliance, to offer our expertise in pharmaceutical care for the elderly.

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

The following table sets forth selected information about our results of continuing operations for the three and six month periods ended March 31, 2005 and 2004:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Net revenues	$404,706	$356,646	$796,706	$695,040
Gross profit	83,377	74,361	165,643	150,784
Income (loss) from continuing operations	9,685	8,216	19,387	(5,933)
Income from discontinued operations, net of taxes	—	—	—	8,435
Net income	$9,685	$8,216	$19,387	$2,502

Gross Margin %	20.6%	20.9%	20.8%	21.7%

EBITDA	$30,320	$26,637	$59,346	$11,604
EBITDA %	7.5%	7.5%	7.4%	1.7%

Diluted EPS Data
Income (loss) from continuing operations	$0.22	$0.19	$0.43	$(0.14)
Income from discontinued operations, net	—	—	—	$0.20
Net income	$0.22	$0.19	$0.43	$0.06
Weighted average shares outstanding	44,688	43,957	44,649	42,010

The following table reconciles net to our non-GAAP measure of EBITDA:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

EBITDA Reconciliation
Net income	$9,685	$8,216	$19,387	$2,502
Subtract:
Income from discontinued operations, net of taxes	—	—	—	(8,435)
Add back:
Other expense	1,173	1,225	2,301	2,317
Income tax provision (benefit)	6,782	6,731	13,250	(7,143)
Interest Expense	4,498	4,553	8,529	10,207
Depreciation and amortization expense	8,182	5,912	15,879	12,156
EBITDA	$30,320	$26,637	$59,346	$11,604

The following table reconciles our consolidating operating income (loss) by segment to our non-GAAP measure of EBITDA:

	Three months ended March 31, 2005
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$33,344	$(11,206)	$22,138
Add back:
Depreciation and amortization expense	4,081	4,101	8,182
EBITDA	$37,425	$(7,105)	$30,320

	Three months ended March 31, 2004
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$28,521	$(7,796)	$20,725
Add back:
Depreciation and amortization expense	3,090	2,822	5,912
EBITDA	$31,611	$(4,974)	$26,637

	Six months ended March 31, 2005
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$66,394	$(22,927)	$43,467
Add back:
Depreciation and amortization expense	7,744	8,135	15,879
EBITDA	$74,138	$(14,792)	$59,346

	Six months ended March 31, 2004
	Institutional Pharmacy	Corporate & Other	Consolidated

Operating income (loss)	$55,094	$(55,646)	$(552)
Add back:
Depreciation and amortization expense	6,157	5,999	12,156
EBITDA	$61,251	$(49,647)	$11,604

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Consolidated Overview

We reported consolidated net income of $9.7 million, or $0.22 per diluted share, for the second quarter of fiscal 2005, compared to consolidated net income of $8.2 million, or $0.19 per diluted share, in the second quarter of fiscal 2004.  This increase in consolidated net income is largely the result of increased gross profit of $9.0 million and strategic planning, severance and other operating items incurred in the second quarter of fiscal 2004 resulting from charges incurred as a result of our spin-off of GHC.  These increases in consolidated net income were offset by increased selling, general and administrative expenses of $8.9 million.  Total beds served by our institutional pharmacy segment increased approximately 33,000, or 13%, to approximately 289,000 as of March 31, 2005 reflecting growth both organically and through acquisitions.

For the current quarter, net revenues reached $404.7 million, up $48.1 million, or 13.5%, over the same period in the prior year. The growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $47.1 million, or 15.5% over the same period in the prior year.  At March 31, 2005, our institutional pharmacy segment served approximately 289,000 beds generating average revenue per bed per month of $415 compared to $406 in the same period of prior year.  The increase in net revenues in the institutional pharmacy segment was due to bed growth, favorable changes in bed mix, higher patient acuity, and drug price inflation. Included in the current quarter is a $1.4 million reduction in revenue predominately related to state Medicaid audits related to prior periods which resulted in direct charges against current period revenue.  Additionally, revenues from our corporate and other operating segment increased $1.0 million for the three months ended March 31, 2005 compared to the same period in the prior year due growth in our community-based businesses.

Cost of revenues, which includes cost of service and cost of goods sold, increased by approximately $39.0 million, or 13.8%, for the current quarter to $321.3 million from $282.3 million. As a percentage of net revenues, cost of revenues increased slightly to 79.4% of net revenues compared to 79.1% in the same quarter of the prior year.  Cost of service, which includes direct labor and direct expenses, increased to 14.1% of net revenues for the quarter ended March 31, 2005 compared to 13.9% in the prior year quarter.  The direct labor component of cost of revenues decreased from the same quarter in prior year from pharmacy consolidations and process improvements while direct expenses increased as a result of higher product delivery costs.  Cost of goods sold as a percentage of revenues remained relatively flat at 65.3% for the three months ended March 31, 2005 compared to 65.2% for the three months ended March 31, 2004.  Increases in rebates earned offset additional costs incurred from drug price inflation and the commencement of operations at our new repackaging facility.  The overall decline in gross profit as a percentage of revenues in the current quarter when compared to the same quarter of the prior year is also the result of lower Medicaid reimbursement rates, competitive pricing pressures and changes in product mix.

Selling, general and administrative expenses increased $8.9 million, or 17.3%, for the current quarter to $60.5 million compared to $51.6 million in the same period of the prior year. The increase in selling, general and administrative expenses is due primarily to the incremental expenses resulting from acquisitions, the vesting of restricted stock awards, accounting and consulting fees incurred in connection with compliance with the Sarbanes-Oxley Act of 2002 and increases in depreciation and amortization expense. We will continue to see similar levels of spending related to compliance with the Sarbanes-Oxley Act for the remainder of the fiscal year.  Depreciation and amortization expense included in selling, general and administrative expenses for the quarter ended March 31, 2005 increased $2.3 million resulting from the addition of $44.1 million of depreciable assets compared to the respective amount at March 31, 2004 as a result of capital expenditures, acquisitions and the construction and development of our repackaging facility.

For the quarter ended March 31, 2005, we recognized $(0.1) million in strategic planning, severance and other operating items. These primarily relate to adjustments to our previous accruals of severance costs incurred as a result of our continued consolidations of smaller pharmacies.  In addition, we incurred $0.8 million related to our takeover defense, including legal, investment banking and other fees.  See “— Certain Transactions and Events.”

Other expense was $1.2 million for the current quarter and for the same quarter in the prior year. Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners’ share of the joint ventures’ operating profit.

Segment Results

NeighborCare’s operating segments include (i) institutional pharmacy and (ii) corporate and other.

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

Institutional pharmacy revenue increased $47.1 million, or 15.5%, to $350.3 million for the current quarter compared to $303.2 million in the same period in the prior year. The increased revenues are primarily attributed to an increase in the number of beds served as well as favorable changes in the bed mix, higher patient acuity and drug price inflation offset by competitive pricing pressures and lower Medicaid reimbursement rates.

Operating income of the institutional pharmacy segment increased $4.8 million, or 16.9%, to $33.3 million in the current quarter from $28.5 million for the same period in the prior year. EBITDA of the institutional pharmacy segment increased $5.8 million, or 18.4%, to $37.4 million in the current quarter from $31.6 million for the same period in the prior year. EBITDA margin increased to 10.7% from 10.4% for the same period.

Corporate and Other

Corporate and other consists of our community-based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization. The corporate and other category includes corporate general and administrative expenses that are not allocated to the segments for internal reporting purposes. Revenues for this segment increased $1.0 million to $54.4 million in the current quarter from $53.4 million in the same period of the prior year due to increases in our community based businesses. Operating loss for the corporate and other segment increased $3.4 million, to a loss of $11.2 million compared to a loss of $7.8 million in the same period of the prior year. This increase in operating loss is primarily the result of increased selling, general and administrative expenses in the current quarter resulting from consulting and accounting fees incurred in connection with compliance with the Sarbanes-Oxley Act of 2002 and the vesting of restricted stock awards, in addition to Medicare Part B reimbursement changes.

Six months ended March 31, 2005 compared to the Six months ended March 31, 2004

Consolidated Overview

We reported consolidated net income of $19.4 million, or $0.43 per diluted share, for the six months ended March 31, 2005 compared to a $5.9 million net loss from continuing operations for the same period a year ago.  Total beds served by our institutional pharmacy segment increased approximately 33,000, or 13%, to approximately 289,000 as of March 31, 2005 reflecting organic growth and acquisitions.

For the current six month period, net revenues were $796.7 million, an increase of $101.7 million, or 14.6%, over the same period in the prior year. Net revenues in the same period of the prior year do not include intersegment revenues from GHC of $13.0 million, which were included in the results of discontinued operations, prior to the spin-off. The growth was primarily attributed to growth in revenue of our institutional pharmacy segment of approximately $103.1 million, or 17.6% over the same period in the prior year.  The increase in net revenues in the institutional pharmacy segment was due to bed growth, favorable changes in bed mix, higher patient acuity, and drug price inflation. The gain in institutional pharmacy revenue was offset by a decline in our corporate and other operating segment revenues of $1.5 million for the six months ended March 31, 2005 compared to the same period in the prior year due to the wind down of our medical supply business line during fiscal 2004.

Cost of revenues, which includes cost of service and cost of goods sold, increased by approximately $86.8 million, or 15.9%, for the current year to date period to $631.1 million from $544.3 million. As a percentage of net revenues, cost of revenues was 79.2% for the current year to date period compared to 78.3% for the same period in the prior year. Cost of service, which includes direct labor and direct expenses, declined to 14.0% of net revenues for the six month period ended March 31, 2005 compared to 14.2% in the prior year due to declines in direct labor resulting from pharmacy consolidations and process improvements while direct expenses increased slightly to 1.8% of net revenues from 1.6% in the prior year resulting from higher product delivery costs.  Cost of goods sold as a percentage of revenues increased to 65.3% for the six months ended March 31, 2005 compared to 64.1% for the same period in prior year and is the result of drug price inflation. The decline in gross profit as a percentage of revenues in the current six month period when compared to the same period of the prior year is also the result of lower Medicaid reimbursement rates, competitive pricing pressures and changes in product mix. The gross profits presented do not include gross profit on intersegment revenues from GHC prior to the spin-off of $2.7 million for the six months ended March 31, 2004. The impact of these gross profits is included in discontinued operations for the respective period.

Selling, general and administrative expenses increased $11.5 million, or 10.6%, for the current period to $120.2 million compared to $108.6 million in the same period of the prior year. This increase is due primarily to the vesting of restricted stock awards, consulting fees incurred in connection with compliance with the Sarbanes-Oxley Act of 2002 and increased depreciation expense. We will continue to see an increase in these fees related to compliance with the Sarbanes-Oxley Act of 2002 for the remainder of the fiscal year.  Depreciation and amortization expense included in selling, general and administrative expenses for the six months ended March 31, 2005 increased $3.7 million increase resulting from the increase of $44.1 million of depreciable assets compared to the respective amount at March 31, 2004 as a result of capital expenditures, acquisitions and the construction and development of our repackaging facility.

For the six months ended March 31, 2005, we recognized $0.5 million in strategic planning, severance and other operating items. These primarily relate to severance costs incurred as a result of our continued consolidations of smaller pharmacies.  In addition, we incurred $1.6 million related to our takeover defense, including legal, investment banking and other fees.  See “— Certain Transactions and Events.”

Interest expense, net of interest income, decreased by approximately $1.7 million for the six months ended March 31, 2005 to $8.5 million compared to $10.2 million in the same period of the prior year.  The decline in interest expense net of interest income is mainly due to interest expense incurred on our shared debt with GHC in the first quarter of fiscal 2004 prior to our refinancing of those borrowing arrangements that was not allocable to discontinued operations and the impact of our interest rate swap.

Other expense was $2.3 million for the current year to date period and for the same period in the prior year. Other expense primarily consists of minority interest and our proportionate share of the net earnings of businesses in which we have invested, which are recorded under the equity method of accounting. The operating results of joint ventures in which we have a controlling interest are included in our consolidated financial statements. Minority interest expense represents the non-controlling owners’ share of the joint ventures’ operating profit.

Segment Results

NeighborCare’s operating segments include (i) institutional pharmacy and (ii) corporate and other.

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

Institutional pharmacy revenue increased $103.1 million, or 17.6%, to $688.2 million for the current six month period compared to $585.0 million in the same period in the prior year. Of the $103.1 million increase, $90.1 million is attributed to an increase in the number of beds served from organic growth and acquisitions, as well as favorable changes in the bed mix, higher patient acuity and drug price inflation offset by competitive pricing pressures and lower Medicaid reimbursement rates.  The remaining increase in net revenues of the institutional pharmacy segment are attributable to intersegment revenues with GHC prior to the spin-off of $13.0 million that were excluded for the six months ended March 31, 2004.

Operating income of the institutional pharmacy segment increased $11.3 million, or 20.5%, to $66.4 million in the current quarter from $55.1 million for the same period in the prior year. EBITDA of the institutional pharmacy segment increased $12.9 million, or 21.0%, to $74.1 million in the current quarter from $61.2 million for the same period in the prior year. EBITDA margin increased to 10.8% from 10.5% for the same period. The gross profit presented does not include gross profit on intersegment revenues from GHC prior to the spin-off of $2.7 million for the six months ended March 31, 2004. The impact of these gross profits is included in discontinued operations for the period.

Corporate and Other

Corporate and other consists of our community-based professional pharmacy business, home infusion, respiratory and medical equipment business and our Tidewater group purchasing organization. The corporate and other category includes corporate general and administrative expenses that are not allocated to the segments for internal reporting purposes. Revenues for this segment decreased $1.5 million to $108.5 million in the current period from $110.0 million in the same period of the prior year due to the wind down of our medical supply business line during fiscal 2004 and Medicare Part B reimbursement changes. Operating loss for the corporate and other segment decreased $32.7 million, to a loss of $22.9 million compared to a loss of $55.6 million in the same period of the prior year. This decrease in operating loss is primarily the result of strategic planning, severance and other operating items incurred in the prior year period.

Liquidity and Capital Resources

Working Capital and Cash Flows

At March 31, 2005 we had cash and equivalents of $27.3 million, net working capital of $263.0 million and long-term debt of

$255.6 million.  Also at that date we had $4.0 million of borrowings under our revolving credit facility, leaving $90.8 million of available borrowings under the credit facility.

Our net cash provided by operating activities during the six months ended March 31, 2005 aggregated $15.2 million compared to cash provided by operations of $35.2 million in the same period in the prior year. The decline in the current year is primarily due to the timing of payments made to our primary pharmaceutical supplier, the payment of strategic planning, severance and other operating items accrued in the prior year period and the payment of $8.8 million of takeover defense expenses in the current period.  Cash flows from operations for the six months ended March 31, 2004 include the operating activities of GHC for the period prior to the spin-off.

Our net cash used in investing activities during the current period was $72.0 million. Capital expenditures were $23.1 million and are mainly attributable to expenditures related to our drug repackaging facility, investments in computer hardware and software, furniture and equipment used in operations and medical equipment rented to customers. Acquisitions of three pharmacy businesses during the current period resulted in net cash outflows of $46.9 million.  Our cash flows from investing activities also include $2.0 million of expenditures related to an investment in the common stock of a privately-held pharmacy dispensing technology provider.

Our financing activities for the six months ended March 31, 2005 resulted in a net cash inflow of $2.2 million, and is mainly attributable to our net borrowings under our revolving credit facility of $4.0 million.

We currently have a $34.3 million deposit with our primary pharmaceutical wholesaler. The deposit is fully refundable to us at our request. This, combined with our contractual ability to elect 15-day payment terms with our primary pharmaceutical wholesaler, provides us the ability to use these funds as an additional resource to meet our working capital requirements, debt service and other cash needs over the next year, if needed.

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

Non-Derivative Off-Balance Sheet Arrangements

We have future obligations for debt repayments and future minimum rentals under operating leases. These obligations as of March 31, 2005 have not materially changed from those amounts previously reported in our Form 10-K.

Our debt and certain of our lease obligations require us to maintain compliance with financial and non-financial covenants, including minimum earnings before interest, taxes, depreciation, amortization and rent, limitations on capital expenditures, maximum leverage ratios, minimum fixed charge coverage ratios and minimum net worth. Failure to meet these covenants or the occurrence of other defaults, such as non-payment, could result in the acceleration of the maturity of such obligations.  On March 15, 2005, we received a consent letter (“the consent”) from Wachovia Bank, N.A. and the lenders under our credit agreement permitting us to exclude takeover defense expenses from our consolidated statements of operations for the periods in which we incurred such expenses for purposes of calculating our compliance with such covenants that are measured using our statements of operations for the respective trailing twelve month periods. The consent is effective for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004.  In the absence of the consent, we would still have been in compliance with these debt covenants.  The consent is not effective for the fiscal quarter ended March 31, 2005 whereby we cannot include takeover defense expenses incurred in the three months ended March 31, 2005 for purposes of calculating our compliance with these covenants. However, at March 31, 2005 we were in compliance with these covenants.

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

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123R, “Share Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.”  SFAS 123R requires that all share-based payments to employees, including stock options, be recognized in the financial statements based on their fair values on the date of grant and eliminates the disclosure-only provisions permitted under SFAS 148.  SFAS 123R was to be effective for fiscal periods beginning after June 15, 2005.  However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until October 1, 2005 for us.  We do not expect that the adoption of SFAS 123R will have a significant adverse effect on our results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes in the normal course of our business. We use an interest rate swap to hedge our interest rate exposures with the objective of offsetting gains and losses resulting from these exposures with the losses and gains on the derivative instruments used to hedge them, thereby reducing volatility of earnings or protecting fair values of liabilities.

In August 2004, we entered into an interest rate swap agreement with a notional amount of $125 million, which expires November 15, 2013, in which we receive a fixed-rate of 6.875% and pays a floating rate based on the six-month London InterBank Offered Rate (“LIBOR”) plus 1.8475% with measurement and settlement performed semiannually (5.2351% as of March 31, 2005). The swap was designated as a fair value hedge, as the critical terms of the interest rate swap and the hedged item are designed to match thereby satisfying the criteria for short-cut method of accounting as defined by SFAS No. 133, as amended. Accordingly, the swap and the underlying debt obligation are recorded on the balance sheet at their fair value, with the changes in fair value of the derivative and the related debt are recorded in the consolidated statement of operations. Based upon valuations provided by third party financial institutions, the fair value of the interest rate swap as of March 31, 2005 was approximately $(2.4) million.

The existing swap arrangement effectively converts $125 million of our $250 million fixed-rate debt into variable-rate debt. Consequently, a 1.0% change in LIBOR would result in additional annualized interest of $1.25 million.

The fair value of our 6.875% Senior Subordinated Notes due 2013 on March 31, 2005 and September 30, 2004 was $264.4 million and $250.8 million, respectively, and was determined using quoted market rates on those dates.  At March 31, 2005, the fair value of the interest rate swap agreement reduced the carrying value of our 6.875% Senior Subordinated Notes due 2013 by $2.4 million.  At September 30, 2005, the fair value of the interest rate swap agreement increased the carrying value of our 6.875% Senior Subordinated Notes due 2013 by $0.3 million.

On December 1, 2003, we entered into our new senior credit facility consisting of a $100.0 million revolving credit facility that bears interest based on variable rates. If we were to borrow the $100.0 million available under the revolving credit facility without entering into any derivative financial instruments, a 1% increase in variable rates of interest would result in additional interest expense of $1.0 million annually. There were $4.0 million in borrowings outstanding under the revolving credit facility as of March 31, 2005 as to which the variable interest rate at that date was 5.05%, leaving $90.8 million available for borrowings under the credit facility.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

We are a party to litigation arising in the ordinary course of business. We accrue for legal proceedings when an unfavorable outcome is probable and reasonably estimable. With exception to the discussion which follows, we do not believe the results of such litigation, even if the outcome is unfavorable, would have a material adverse effect on our financial position. While the outcome of the cases discussed below could have a material effect if decided adversely, our management considers this result unlikely. See “Cautionary Statement Regarding Forward-Looking Statements.”

The following reflects developments in legal proceedings during the reporting quarter.  For information regarding other Legal Proceedings, see the Company’s Form 10-K, as amended, for the fiscal year ended September 30, 2004 and the Company’s Form 10-Q for the quarter ended December 31, 2004.

Haskell et al v. Goldman Sachs & Co. et al.

This action was brought January 27, 2004 in the Supreme Court of New York, County of New York, by 275 former investors who collectively held over $205 million in subordinated debentures prior to the filing of our Chapter 11 bankruptcy petition in 2000.  The case was subsequently removed to federal court and then to the U.S.  Bankruptcy Court for the District of Delaware.  The plaintiffs allege fraud and grossly negligent misrepresentation by the defendants in connection with the Bankruptcy Court’s approval of our plan of reorganization confirmed by the Bankruptcy Court in 2001, canceling the subordinated debentures.  The defendants, in addition to us, are Goldman Sachs & Co., Mellon Bank, N.A., Highland Capital Management, LP, and George V.  Hager, Jr., our chief financial officer during the period in question.  The plaintiffs seek to recover $200 million plus interest costs and fees.  The defendants made a motion to dismiss, which has been granted by the U.S. Bankruptcy Court.  Meanwhile, Mellon Bank N.A. filed a cross claim for indemnification against us.  We filed a motion to dismiss this claim and Mellon filed a motion for summary judgment.  The court ruled that we will be obligated to reimburse Mellon’s losses in the case, except for those resulting from Mellon’s gross negligence or willful misconduct.  We will not be required to indemnify Mellon until the court’s judgment becomes final.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds—None

Item 3.  Defaults Upon Senior Securities—None

Item 4.  Submission of Matters to a Vote of Security Holders—None

Item 5.  Other Information—None

Item 6.  Exhibits

Exhibits

10.1

Amendment to Employment Agreement by and between NeighborCare, Inc. and Robert A. Smith, dated as of February 11, 2005 (incorporated by reference to Exhibit 99.1 to NeighborCare’s Current Report on Form 8-K, filed February 17, 2005)

10.2

Consent, dated as of March 15, 2004, by and among the Company, the domestic subsidiaries of the Company, Wachovia Bank, National Association and the lenders party to the Company’s Credit Agreement dated as of December 1, 2003

31.1	Certification of John J. Arlotta, Chairman, President and Chief Executive Officer of the Company, dated May 9, 2005, pursuant to Securities Exchange Act Rule 13a – 14(a).
31.2	Certification of Richard W. Hunt, Chief Financial Officer of the Company, dated May 9, 2005 pursuant to Securities Exchange Act Rule 13a – 14(a).
32.1	Certification of John J. Arlotta, Chairman, President and Chief Executive Officer, and Richard W. Hunt, Chief Financial Officer, of the Company dated May 6, 2005 pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NeighborCare, Inc.
Date: May 9, 2005
/s/ RICHARD W. HUNT
Richard W. Hunt
Chief Financial Officer
Date: May 9, 2005
/s/ JOHN J. ARLOTTA
John J. Arlotta
Chairman, President and Chief Executive Officer